Form 10-K
period 1993-12-31
MADISON GAS & ELECTRIC CO
filed 1994-03-31
CIK 61339

_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended December 31, 1993

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _____________ to ____________

Commission File Number 0-1125



                 MADISON GAS AND ELECTRIC COMPANY
     (Exact name of registrant as specified in its charter)



          WISCONSIN                        39-0444025
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)



                      133 South Blair Street
                       Post Office Box 1231
                  Madison, Wisconsin  53701-1231
      (Address of principal executive offices, including zip code)



                          (608) 252-7923
      (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:


Securities registered pursuant to Section 12(g) of the Act:

                  Common, Par Value $8 Per Share
                         (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     Yes   X       No

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $340,354,031 based on a closing bid price of $31 3/4 on March 1, 1994 (the record date for the Annual Meeting of Shareholders).

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report, was 10,719,812 of Common, Par Value $8 Per Share.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

  1993 Annual Report to Shareholders (Parts I, II, and IV)

  Definitive Proxy Statement filed on March 24, 1994
  (Parts I and III)

  Current report on Form 8-K dated February 11, 1994 (Part II)

                                    PART I

Item 1.  Business.

General Description of Business

The registrant, Madison Gas and Electric Company (the Company), a Wisconsin corporation organized as such in 1896, is a public utility engaged in the generation and transmission of electric energy and in its distribution in Madison and its environs (250 square miles) and in the purchase, transportation, and distribution of natural gas in Columbia, Dane, Iowa, Juneau, Monroe, and Vernon counties, Wisconsin (975 square miles). See Exhibit No. 21 herein for a description of the Company's wholly owned subsidiaries.

The Company is subject to regulation by the Public Service Commission of Wisconsin (PSCW) as to rates, accounts, issuance of securities, plant and transmission line siting, and in other respects. The Federal Energy Regulatory Commission (FERC) has jurisdiction, under the Federal Power Act, over certain of the accounting practices of the Company and in certain other respects. The Nuclear Regulatory Commission (NRC) has jurisdiction over the operation of the Kewaunee Nuclear Power Plant (Kewaunee). The Company has a
17.8 percent ownership interest in Kewaunee. The other owners are Wisconsin Public Service Corporation (WPSC), which operates Kewaunee, and Wisconsin Power and Light Company (WPL).

The Company is also subject to regulation with regard to air quality, water quality, and solid waste (see I-6 and I-7) and may be subject to regulation with regard to other environmental matters by various federal, state, and local authorities, including the Wisconsin Department of Natural Resources
(DNR), which has jurisdiction over air and water quality, and solid and hazardous waste standards, and regulates the electric generating operations of the Company with respect to pollution and environmental control matters. The Company has met the requirements of current environmental regulations.
Unknown additional expenditures may be required for pollution control equipment and for the modification of existing plants to comply with future unknown environmental regulations. For example, the emerging issue of global warming could result in significant compliance cost for carbon dioxide emission controls. Except as set forth below, the amounts of such expenditures and the period of time over which they may be required to be made are not known. The Company is unable to predict whether compliance with future pollution control regulations would involve curtailments of operations or reductions in generating capacity or efficiency of present generating facilities or delays in the construction and operation of future generating facilities. Under both the National Environmental Policy Act and the Wisconsin Environmental Policy Act, the Company must obtain the necessary authorizations or permits from regulatory agencies for any new projects or other major actions significantly affecting the quality of the human environment after all aspects of the proposed project or action are subjected to a complete environmental review and a detailed environmental impact statement is issued.

Electric Operations

At December 31, 1993, the Company supplied electric service to 117,043 customers, of whom 104,637 were located in the cities of Fitchburg, Madison, Middleton, and Monona, and 12,406 in adjacent areas. Of the total number of customers, 101,722 were residential and 15,187 were commercial. For 1993, residential and commercial electric service revenues comprised 35 percent and 53 percent, respectively, of total electric revenues. The remaining electric revenues during 1993 were from industrial sales (5 percent), sales to public authorities including the University of Wisconsin (6 percent), and sales to other utilities (less than 1 percent). The electric operations accounted for 60 percent of the total revenues of the Company.

See Item 2 for a description of the Company's electric utility plant.

The Company is a member of Wisconsin-Upper Michigan Systems (WUMS), a planning group, which is comprised of five electric companies in Wisconsin and upper Michigan and The Wisconsin Public Power Inc. SYSTEM. WUMS, in turn, is a part of Mid-America Interconnected Network, Inc. (MAIN), a regional reliability group. Membership in these groups permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations. WUMS and MAIN seek to maintain adequate planning reserve margins as a group in the range of 15 to 22 percent.

Fuel Supply and Generation--

The Company estimates that its net kilowatt-hour requirements for 1994 will be provided approximately from the following sources: 55 percent from fossil-fueled steam plants, 27 percent from a nuclear-fueled steam plant, 17 percent from low-cost power purchases, and 1 percent from a combination of natural gas- and oil-fired combustion turbines.

The Company has a 22 percent ownership interest in the Columbia Energy Center (Columbia). The other owners are WPL, which operates Columbia, and WPSC. The first (Columbia I) and second (Columbia II) units at Columbia were placed in commercial operation in 1975 and 1978, respectively. The Columbia co-owners' coal inventory supply for Columbia I and Columbia II was 38 days on December 31, 1993. The co-owners' goal is to maintain a 40-day inventory.
The Columbia Energy Center, with two 527-megawatts units, uses coal from the Wyoming-Montana coal fields. Seventy (70) percent of the low-sulfur coal for Unit 1 is supplied under terms of a contract which does not expire until 2004. The balance of the requirements for Unit 1, as well as the entire low-sulfur coal supply for Unit 2, are from the Southern Powder River Basin.

About 200 megawatts of the Company's electric-generating capacity is provided by the Blount Plant (Blount) (see I-9). The Company is able to burn a variety of coals and natural gas at Blount. This permits the Company to comply with its emissions requirements while avoiding expensive capital additions to the plant which would be necessary if coal were the only fuel source. When natural gas is not economically available, the Company may use oil in four of its small boilers at Blount and in its combustion turbines (see page I-9). Under present conditions, adequate supplies of oil are available to permit the anticipated operation of all of the Company's units which use oil.

The Company has a 17.8 percent ownership interest in Kewaunee. The other owners are WPSC, which operates Kewaunee, and WPL. The availability factor for Kewaunee since going commercial in 1974 is 84.7 percent.

The most recent NRC inspection of Kewaunee found plant operations and plant support to be "superior." Maintenance and engineering received "good" ratings. The inspection is part of the NRC's Systematic Assessment of Licensee Performance Review.

The Kewaunee co-owners have procured an extra expense insurance policy through Nuclear Electric Insurance Limited to cover, in part, the costs for replacement power of an extended outage related to an accident at Kewaunee.

The operating company for Kewaunee is a member of the Institute of Nuclear Power Operations (INPO), an organization of nuclear utilities. INPO manages the accreditation process for industry training programs, which includes periodic accreditation of those training programs by an independent organization, the National Nuclear Accrediting Board (NNAB). All ten accredited training programs at Kewaunee are currently in good standing with the NNAB.

The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with a heat transfer margin of approximately 15 percent, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the buildup of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is affected. The result is a gradual decrease in the capacity of the plant. Currently, the equivalent of 10 percent of the tubes in the steam generators are plugged. The co-owners continue to evaluate appropriate repair strategies including replacement as well as continued operation of the steam generators without replacement.

The co-owners are engaged in ongoing discussions regarding steam generator replacement. A number of studies have been undertaken by the co-owners concerning steam generator replacement, but no final decision has been reached. The co-owners intend to operate Kewaunee until at least 2013, the expiration of the present operating license. The co-owners are also evaluating initiatives to improve the performance of Kewaunee. These initiatives include funding of the development of welded repair technology for steam generator tubes and numerous cost reduction measures such as the conversion from a 12-month to an 18-month fuel cycle. If the steam generators are not replaced, and excluding the possible effect of the aforementioned repair strategies, a gradual power reduction of approximately 1 percent per year may begin as soon as 1995.

Physical decommissioning of Kewaunee is expected to occur during the period 2014 through 2021 with additional expenditures being incurred during the period 2022 through 2050 related to the storage of spent nuclear fuel at the site. The Company's share of the decommissioning costs of this plant is estimated to be $61 million (1992 dollars) based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. The estimated fair value of the investments in the funds established by the Company at December 31, 1993, totaled
$27 million.

The supply of nuclear fuel for Kewaunee involves the mining and milling of uranium ore to uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride, and fabrication of the enriched uranium into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the nuclear plant site. Permanent storage is addressed below. There are presently no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee, which requires approximately 250,000 pounds of uranium concentrates per year, as follows:

 a. The Company and the other Kewaunee co-owners formed a limited partnership of subsidiaries in the mid-1970s to secure uranium reserves and maintain a long-term uranium concentrates supply capability. In 1993, the Company completed divestiture of uranium reserves in Colorado and Utah and returned properties potentially containing uranium concentrates to the previous leaseholders. Requirements for uranium are now met through spot or contract purchases. An inventory policy to take advantage of economical spot market purchases of uranium is maintained. In general, the co-owners maintain a four-year supply of uranium.

 b. Uranium hexafluoride, from inventory and from spot market purchases, was used to satisfy converted material requirements in 1993. The co-owners intend to purchase future conversion services on the spot market.

 c. In 1993, enriched uranium was procured from COGEMA, Inc., pursuant to a contract executed in 1983 and last amended in 1991. The co-owners are obligated to take delivery of additional enriched uranium contracted from COGEMA in 1994. The equivalent of 52,000 pounds of uranium concentrates as enriched uranium was purchased on the spot market in 1993. Enrichment services were purchased from the Department of Energy (DOE) under the terms of the utility services contract which is in effect for the life of Kewaunee. The co-owners are committed to take 70 percent of its annual enrichment requirements in 1994 and 1995 and in alternate years thereafter from the DOE.

 d. Fuel fabrication requirements through February 15, 1995, are covered by contract. The contract contains an option to allow the co-owners to extend the contract through 1998.

 e. Beyond the stated periods set forth above, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication and reprocessing or spent fuel storage will have to be procured. The prices for the foregoing are expected to increase.

 f. Pursuant to the Nuclear Waste Policy Act of 1982, the DOE has entered into a contract with the Kewaunee co-owners to accept, transport, and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is expected that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983, has been assessed by DOE at one mill per net kilowatt-hour of electricity generated by Kewaunee. An additional one-time fee was paid for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

In response to a U.S. Court of Appeals ruling, the DOE published a final rule in the December 31, 1991, Federal Register changing the quantity of nuclear-generated electricity subject to the millage fee by incorporating line losses into the calculation. A reduction in fees of approximately 5 percent will be applied to all future payments for storage of spent nuclear fuel. The overcollections since 1983 for future storage of spent nuclear fuel resulted in refunds of $33,166, $176,370, and $194,837 for the DOE fiscal years 1992, 1993, and 1994, respectively. The refund for the DOE fiscal year 1995 is expected to be approximately $53,000. This amount is being refunded to customers over a two-year period beginning in 1993.

The National Energy Policy Act of 1992 provides that both the federal government and the nuclear utilities fund the decontamination and decommissioning of the three gaseous diffusion plants in the United States. Utility contributions will be collected through a special assessment based on a utility's percentage of uranium enrichment services purchased through the date of enactment compared to total enrichment sales by the DOE. This will require the co-owners of Kewaunee to pay approximately $15 million, in current dollars, of which the Company's share would be $2.7 million over a period of 15 years. The Company made its first payment of $170,613 in September 1993. The payments are subject to adjustment for inflation.

Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. The co-owners are currently evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of $2.5 million in the early 2000s could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license.

The Low-Level Radioactive Waste Policy Act of 1980 specifies that states may enter into compacts to provide for regional low-level waste disposal facilities. The Act set January 1, 1986, as a deadline when compact members may restrict the use of regional disposal facilities to waste generated within the region.

Additional legislation enacted by Congress since the Low-Level Waste Policy Act of 1980 has allowed generators of low-level waste continued access to disposal facilities provided certain milestones are met by states participating in regional compacts. Presently, the state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In the meantime, the co-owners have access to an existing low-level waste storage site through June 1994. The co-owners expect to have sufficient storage space to temporarily store low-level waste generated between 1994 and the time that the Ohio facility is opened.

Air Quality--

Phase 1 of the Federal Clean Air Act Amendments of 1990 beginning on
January 1, 1995, does not affect the Company. Phase 2, beginning on January 1, 2000, sets a stringent SO2 emission cap and sets more stringent than present nitrogen oxide emission limitations. Phase 2 will entail additional emission control strategies which may result in increased capital and operating and maintenance expenditures. Phase 2 emission compliance strategies could include the following: fuel switching, emission trading, purchased power agreements, new emission control devices, or installation of new fuel-burning technologies and clean-coal technologies. Phase 2 emission compliance strategies and their costs are currently being evaluated. The Company has filed legal proceedings in the United States Court of Appeals for the 7th Circuit against the EPA to require the EPA to award the Company bonus credits for SO2 emissions under the Clean Air Act. The Company and EPA disagree on the statutory interpretation of the bonus provisions of the Clean Air Act. If the Company prevails, it could save $3 million to $6 million in total capital expenditures between 2000 to 2009, depending on the then current market price for SO2 credits.

The state of Wisconsin also enacted an acid rain law in 1986 which imposes limitations of SO2 emissions on the major utilities. This emission rate is coupled with a goal of 250,000 tons of SO2 per year (beginning in 1993) applied to the major utilities. Blount and Columbia are required to meet a combined SO2 emission rate of 1.20 pounds of SO2 per million Btu. No capital costs were required to meet this standard.

The acid rain law also includes a nonenforceable goal of 135,000 tons of nitrogen oxide emissions per year applicable to the major utilities.

The area surrounding Blount has been declared a nonattainment area for secondary ambient particulate standards by the DNR. The DNR's plan for particulate emissions in secondary nonattainment areas may someday require installation of fugitive dust-control facilities for coal- and ash-unloading operations at Blount.

Hazardous air emission legislation affecting the electric utilities was passed by Congress in 1990. The federal legislation requires certain studies be performed prior to any regulation of electric utilities. The DNR has enacted hazardous air emission regulations but has so far exempted fossil fuel generating stations.

The Company has installed electrostatic precipitators on its three largest coal/gas-fired boilers at Blount. The Company believes all of its plants to be in full compliance with present rules with respect to particulate emissions.

Water Quality--

Pursuant to the Federal Water Pollution Control Act of 1972 (FWPCA), as amended, and its implementation by Wisconsin statutes, the Company is subject to regulation by the DNR and Environmental Protection Agency (EPA) with respect to water quality. These regulations include both categorical-effluent discharge standards and general water quality standards. The regulations limit thermal and other discharges from the Company's plants into Lake Michigan and other Wisconsin waters.

The categorical-effluent discharge standards require each discharger to use effluent treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established pursuant to the FWPCA. The EPA and the DNR have published categorical regulations for thermal and chemical discharges from steam electric generating plants.

Under the general water quality standards, thermal discharges must comply with mixing zone standards. Such standards have been promulgated by the DNR and limit permitted temperature changes in the receiving body of water at the edge of a defined thermal mixing zone.

The DNR's water toxics regulations issued in 1989 could impose additional discharge limitations on a number of previously unregulated substances. The Company is in compliance with applicable standards.

Solid Waste--

From 1980 to 1984, the Company disposed of a fly-ash sludge at the Refuse Hideaway Landfill in Middleton, Wisconsin. The fly-ash sludge consisted of storm water runoff from the Blount coal pile area and an ash and water effluent from the ash collection system. This material was composed of water, coal particles, dirt, and fly ash. These wastes are nonhazardous under EPA and DNR regulations.

In October 1992, the EPA placed the Refuse Hideaway Landfill on the national priorities Superfund list of sites requiring clean up under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The scope of liability under CERCLA is very broad.

The wastes identified as causing groundwater contamination are known as volatile organic compounds typically found in paint, solvents, and gasoline. The Company's fly-ash sludge contained none of these chemicals or products. Even though the wastes disposed of at Refuse Hideaway Landfill by the Company are nonhazardous and do not contain volatile organics, the broad liability of CERCLA may require the Company to pay for some fraction of the landfill clean-up cost.

Although the Company is listed as a potentially responsible party on DNR's roster of generators for Refuse Hideaway Landfill and received a general notice of potential liability from the EPA in February 1993, in the opinion of management, the Company does not have any material financial exposure for the site.

The City of Madison has identified the Company as one of many possible potential responsible parties for the remediation of the Demetral landfill. Waste materials disposed of at the site by the Company consisted of fly ash and bottom ash from the combustion of coal to generate electricity. The Company and many others used the landfill in the early 1950s. The Company has the potential to incur liability costs associated with its use of this landfill. In the opinion of the Company, the resolution of this matter will not result in any materially adverse effect on the operations or financial position of the Company.

Gas Operations

On December 31, 1993, the Company supplied gas service to 97,080 customers in the cities of Elroy, Madison, Middleton, Monona, Fitchburg, Lodi, Verona, and Viroqua; 14 villages; and all or parts of 33 townships. Revenues received from residential and commercial customers accounted for 54 and 37 percent, respectively, of the total gas revenues for 1993. The gas operations accounted for 40 percent of the total revenues of the Company.

Revenues from transportation service accounted for 0.2 percent of the total gas revenues for 1993. Sales and revenues from best-efforts rate schedules accounted for 9 and 6 percent of total retail sales and revenues, respectively.

The Company has the ability to peak shave through use of a propane-air gas manufacturing plant for which it had on hand adequate fuel supplies for its peak-shaving requirements during the 1993 to 1994 heating season. In addition, the Company can curtail gas deliveries to its interruptible customers. Approximately 21 percent of gas sold in 1993 was sold to interruptible customers.

Gas Supply--

The Company has physical interconnections with both ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). Deliveries are received at four locations from ANR and at one location from NNG. Interconnections with two major pipelines provide for competition in interstate pipeline service, provides the Company with better access to economical supplies from Canada and Oklahoma, and provides increased reliability of gas supply receipts.

On April 8, 1992, the FERC issued Order 636. Order 636 requires natural gas pipelines to separate natural gas sales service from transmission service. It also requires these pipelines to offer flexibility to parties contracting for service. Following the issuance of Order 636, ANR and NNG made filings at FERC to comply with Order 636.

In the first part of 1993, the Company purchased sales service from ANR under an Interim Sales Program. Effective November 1, 1993, ANR and NNG's services that comply with Order 636 went into effect. The heating season, which began November 1, 1993, has been the most severe on record in nine years. The services that the Company has contracted for have met the needs of its customers reliably and economically.

The Company can currently inject a total of 5,576,600 dekatherms into ANR's storage fields from April 1 through October 31 of each year. These gas supplies are then available for withdrawal from November 1 through March 31. ANR's storage fields are located in Michigan. Use of storage provides the Company with the ability to purchase gas supplies during the summer season when prices are the lowest and withdraw these same supplies during the winter season when gas prices are typically the highest.

ANR and NNG have both entered into settlements with their gas suppliers concerning take-or-pay and transition cost provisions of gas supply contracts that are being canceled and other costs associated with implementation of Order 636. Known charges currently applicable to the Company for take-or-pay or transition costs on ANR are $0.3 million including interest. This is being paid to ANR as a fixed charge through December 1994. Also, a volumetric surcharge is being paid to both ANR and NNG. ANR's surcharge is applied through April 1998; NNG's is effective through May 1996. These amounts will change over time. The PSCW has approved procedures whereby the Company is allowed to recover both the fixed and volumetric take-or-pay charges in rates.

The Company currently has firm transportation contracts with NNG for a maximum daily quantity of 51,108 dekatherms, of which 47,830 dekatherms can be delivered on a firm basis into ANR's system at Janesville or directly to Madison's Town Border Station. Of the remaining 3,278 dekatherms,
889 dekatherms can be delivered on a firm basis into Elroy's Town Border Station and 2,389 dekatherms can be delivered on a firm basis into Viroqua's Town Border Station.

On November 1, 1993, the Company entered into firm natural gas supply contracts with suppliers on both ANR and NNG pipelines. These supply contracts will provide the Company with firm gas from November 1, 1993, through October 31, 1994, to meet the requirements of its firm customers.

General

The Company's business is seasonal to the same extent as other upper Midwest electric and natural gas utilities.

The Company had 721 permanent employees at December 31, 1993.

Information regarding Company executive officers is included under Item 10 of this report, page III-1, which information is incorporated herein by reference.

Item 2.  Properties.

The following table presents the generating capability in service at December 31, 1993:

               Commercial                         Net Capability  No. of
   Plants      Operation Date        Fuel          (Megawatts)    Units
Steam Plants
  Columbia     1975 & 1978      Low-Sulfur Coal     225(1)(2)       2
  Kewaunee     1974             Nuclear              93(1)(3)       1
  Blount       1957 & 1961      Coal/Gas            103             2
  (Madison)    1938 & 1942      Gas/Coal             40             2
               1949             Coal/Gas             23             1
               1964 - 1968      Gas/Oil              34             4
Combustion
  Turbines     1964 - 1973      Gas/Oil              90             5
Total                                               608

(1)   Base load generation.
(2)   Company's 22% share of two 525-mw units located near Portage, Wis.
(3)   Company's 17.8% share of 525-mw unit located near Kewaunee, Wis.

Major electric transmission and distribution lines and substations in service at December 31, 1993, are as follows:

                                            Miles
          Lines               Overhead Lines    Underground Lines
      Transmission:
        345 kV                      124                  -
        138 kV                      112                  3
         69 kV                       91                 21
      Distribution:
        13.8 kV and under         1,850                875

         Substations          Installed Capacity (KVA)
      Transmission (22)              4,073,400
      Distribution (33)                324,100

Gas facilities include 1,659 miles of distribution mains and one propane air plant capable of producing a maximum daily capacity of 9,000 dekatherms of natural gas equivalent. One propane air plant was retired in 1992.

Item 3.  Legal Proceedings.

Regarding Note 5 entitled "Commitments and Contingencies" in the Notes to Consolidated Financial Statements of the 1992 Annual Report to Shareholders, which was filed with the 1992 Form 10-K, which is incorporated herein by reference, the Wisconsin Supreme Court ruled in favor of Wisconsin Power and Light Company and the issue was thus resolved.

Item 4.  Results of Votes of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The principal market in which the common stock of the Company is traded is The Nasdaq Stock Market under the symbol MDSN. The approximate number of stockholders of record on February 1, 1994, was 16,170. The Company's transfer agent and registrar is Harris Trust and Savings Bank, Chicago, Illinois. The high and low sales prices for the common stock on The Nasdaq Stock Market and the dividends paid per common share for each quarter for the past two fiscal years are shown below:

                        Common Stock Price Range      Dividends Per Share
                                  1993                       1993
                         High              Low

First quarter ........  $35 1/2          $30 1/4            $0.455
Second quarter .......  $35 1/4          $32 3/4            $0.455
Third quarter ........  $36 3/4          $32 3/4            $0.465
Fourth quarter .......  $36 1/2          $32 3/4            $0.465

                        Common Stock Price Range      Dividends Per Share
                                  1992                       1992
                         High              Low

First quarter ........  $31 1/4          $29                $0.44
Second quarter .......  $31 3/4          $28 1/2            $0.44
Third quarter ........  $33 1/4          $28 3/4            $0.455
Fourth quarter .......  $34 1/2          $30                $0.455

Item 6.  Selected Financial Data

For the years ended December 31,                           1993            1992           1991            1990            1989
(In thousands of dollars, except
per-share amounts)
Summary of Operations

Operating Revenues:
  Electric ..........................                    $147,201        $142,646       $146,378        $140,493       $131,961
  Gas ...............................                      96,932          85,356         85,822          80,075         85,627
   Total ............................                     244,133         228,002        232,200         220,568         217,588
Operating Expenses ..................                     187,717         172,049        173,419         165,988         168,207
Other General Taxes .................                       8,222           8,107          7,872           7,574          7,307
Income Tax Items ....................                      13,964          12,784         14,535          12,208          8,468
   Net Operating Income .............                      34,230          35,062         36,374          34,798         33,606
Other Income (including allowance for
  funds used during construction) ...                       2,118           2,210          1,242           1,512          2,027
   Income Before Interest Expense ...                      36,348          37,272         37,616          36,310         35,633
Interest Expense ....................                      11,673          13,465         12,736          14,281         15,037
   Net Income .......................                      24,675          23,807         24,880          22,029         20,596
Preferred Dividends .................                         489             506            524             541            558

   Earnings on Common Stock .........                    $ 24,186        $ 23,301       $ 24,356        $ 21,488       $ 20,038

Average Shares Outstanding* .........                      10,704          10,697         10,696          10,530         10,290
  Earnings Per Share* ...............                       $2.26           $2.18          $2.28           $2.04          $1.95
  Dividends Paid Per Share* .........                       $1.84           $1.79          $1.75           $1.72          $1.68

  Ratio of Earnings to Fixed
    Charges** .......................                        4.15            3.60           3.88            3.24            2.84

At December 31,

Assets

Electric ............................                    $328,048        $325,510       $330,136        $331,609       $316,014
Gas .................................                     114,626         106,837        104,381         104,270         119,402
Assets not allocated ................                      22,690          20,390         20,548          14,455         32,592
  Total .............................                    $465,364        $452,737       $455,065        $450,334       $468,008

Capitalization

Common Shareholders' Equity .........                    $184,995        $180,367       $176,213        $170,168       $160,953
Redeemable Preferred Stock ..........                       5,400           5,600          5,800           6,000          6,200
Long-term Debt ......................                     120,396         122,363        124,859         135,813         140,842
Short-term Debt .....................                      23,500          17,000          5,600           2,100         28,000
  Total Capitalization ..............                    $334,291        $325,330       $312,472        $314,081       $335,995

*Average shares outstanding and per share amounts have been restated to reflect a three-for-two stock split effective January 2,
1992.

**For the purpose of computing the ratio of earnings to fixed charges, earnings have been calculated by adding to income before interest expense, current and deferred federal and state income taxes, investment tax credits deferred and restored charged
(credited) to operations, and the estimated interest component of rentals.  Fixed charges represent interest expense, amortization of debt discount, premium and expense, and the estimated interest component of rentals.

[TEXT]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See Item 8 below.

Item 8.  Financial Statements and Supplementary Data

The required information for Items 7 and 8 is included in the Company's Current Report on Form 8-K under Item 5, Exhibit 99, dated February 11, 1994, Commission File No. 0-1125, except as listed below:

Quarterly Financial Information (Unaudited)

                                            Quarters Ended (1)
                                   March 31  June 30   Sept. 30  Dec. 31
                                           (Thousands of Dollars)
1993
Operating Revenues:
   Electric .....................  $34,771   $35,106   $43,066   $34,258
   Gas ..........................   38,180    15,199    10,446    33,107
     Total ......................   72,951    50,305    53,512    67,365
Operating Expenses ..............   62,230    43,967    44,866    58,840
   Net Operating Income .........   10,721     6,338     8,646     8,525
Interest, Preferred Dividends,
 and Other ......................    2,677     2,479     2,451     2,437
    Earnings on Common Stock ....  $ 8,044   $ 3,859   $ 6,195   $ 6,088
Earnings per Common Share (2) ...    $0.75     $0.36     $0.58     $0.57

1992
Operating Revenues:
   Electric .....................  $33,626   $34,432   $40,754   $33,834
   Gas ..........................   32,296    12,486     7,783    32,791
     Total ......................   65,922    46,918    48,537    66,625
Operating Expenses ..............   56,633    40,452    39,537    56,318
   Net Operating Income .........    9,289     6,466     9,000    10,307
Interest, Preferred Dividends,
 and Other ......................    2,829     3,106     2,923     2,903
    Earnings on Common Stock ....  $ 6,460   $ 3,360   $ 6,077   $ 7,404
Earnings per Common Share (2) ...    $0.60     $0.31     $0.57     $0.69

Notes:

(1) The quarterly results of operations within a year are not comparable because of seasonal and other factors.

(2) The sum of earnings per share of common stock for any four quarterly periods may vary slightly from the earnings per share of common stock for the equivalent 12-month period due to the effect of rounding each quarterly period separately.

Responsibility for Financial Statements

The management of Madison Gas and Electric Company is responsible for the preparation and presentation of the financial information in this Annual Report. The following financial statements have been prepared in accordance with generally accepted accounting principles consistently applied and reflect management's best estimates and informed judgments as required.

To fulfill these responsibilities, management has developed and maintains a comprehensive system of internal operating, accounting, and financial controls. These controls provide reasonable assurance that the Company's assets are safeguarded, transactions are properly recorded, and the resulting financial statements are reliable. An internal audit function assists management in monitoring the effectiveness of the controls.

The Report of Independent Accountants on the financial statements by Coopers & Lybrand appears below. The responsibility of the independent accountants is limited to the audit of the financial statements presented and the expression of an opinion as to their fairness.

The Board of Directors maintains oversight of the Company's financial situation through its monthly review of operations and financial condition and its selection of the independent accountants. The Audit Committee, comprised of all Board members who are not employees or officers of the Company, also meets periodically with the independent accountants and the Company's internal audit staff who have complete access to and meet with the Audit Committee, without management representatives present, to review accounting, auditing, and financial matters. Pertinent items discussed at the meetings are reviewed with the full Board of Directors.



/s/ David C. Mebane
David C. Mebane
President, Chief Executive Officer
and Chief Operating Officer



/s/ Joseph T. Krzos
Joseph T. Krzos
Vice President - Finance

Report of Independent Public Accountants

To the Shareholders and Board of Directors,
Madison Gas and Electric Company:

We have audited the accompanying consolidated balance sheet and statement of capitalization of MADISON GAS AND ELECTRIC COMPANY (a Wisconsin corporation) and subsidiaries as of December 31, 1992, and the related consolidated statements of income, retained income, and cash flows for each of the two years in the period ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Gas and Electric Company and subsidiaries as of December 31, 1992, and the results of their operations and their cash flows for each of the two years ended December 31, 1992, in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN & CO.
Chicago, Illinois
February 12, 1993



Item 9.  Disagreements on Accounting and Financial Disclosure

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the Directors of the Company is contained in the definitive proxy statement under the section "Election of Directors" filed on March 24, 1994, with the Securities and Exchange Commission, which is incorporated herein by reference.

Executive Officers of the Registrant (elected annually by Directors)
                                                                      Service
                                                              Eff.   Years as
Executive             Title                                   Date    Officer

Frank C. Vondrasek    Chairman                              01/01/94       19
Age:  65              Chairman and CEO                      10/01/91
                      President and COO                     01/01/88
                      Executive VP                          06/01/80

David C. Mebane       President, CEO and COO                01/01/94       13
Age:  60              President and COO                     10/01/91
                      Senior VP and General Counsel         01/01/88
                      Vice President and General Counsel    04/17/85

Robert E. Domek       Senior VP - Human Resources           05/03/93        5
Age:  63              Vice President - Human Resources      12/01/91
                      Asst. VP - Human Resources            10/01/89
                      Director - Personnel                  01/01/69

Joseph T. Krzos       Vice President - Finance              12/01/92        8
Age:  50              Asst. VP - Accounting and Control     12/01/91
                      Treasurer                             05/01/88
                      Assistant Treasurer                   06/01/86

Richard H. Thies      VP - Gas Systems Operation            07/01/86        8
Age:  52

Mark C. Williamson    Vice President - Energy Services      05/03/93        2
Age:  40              Asst. VP - Energy Services            06/01/92
                      Exec. Director - Electric Supply      12/01/91
                      Corporate Attorney                    12/01/89
                      Senior Staff Attorney                 12/01/87

Gary J. Wolter        VP - Administration and Secretary     12/01/91        3
Age:  39              Secretary and Corporate Attorney      12/01/89
                      Corporate Attorney                    02/13/84

Terry A. Hanson       Treasurer                             12/01/91        3
Age:  42              Manager - Internal Audit              09/01/84

Burnett F. Adams      Asst. VP - Procurement & Div. Oper.   05/03/93        1
Age:  41              Exec. Dir. - Materials and Fuel       12/01/91
                      Director - Gas Rates and Supply       07/01/88

James C. Boll         Asst. VP - Law and Corp. Comm.        05/03/93        1
Age:  58              Exec. Dir. - Law and Corp. Comm.      01/13/92
                      Dir. - Public Affairs and Risk Mgmt.  06/01/91
                      Director - Risk Management            03/05/90

Thomas R. Krull       Asst. VP - Elec. Trans. & Dist.       05/03/93        1
Age:  44              Exec. Dir. - Elec. Trans. & Dist.     12/01/91
                      Director - Elec. Trans. & Dist.       09/01/89
                      Asst. Dir. - Elec. Trans. & Dist.     04/01/89
                      Manager - Elec. Trans. & Dist.        07/01/85


Item 11. Executive Compensation

See Item 12 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The required information for Items 11 and 12 is included in the Company's definitive proxy statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock by Directors and Executive Officers" filed with the Securities and Exchange Commission on March 24, 1994, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MADISON GAS AND ELECTRIC COMPANY
                                   (Registrant)

Date  March 24, 1994            By /s/ David C. Mebane
                                   David C. Mebane
                                   President, Chief Executive Officer
                                   and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1994.

SIGNATURE                          TITLE

/s/ David C. Mebane                President, Chief Executive
David C. Mebane                    Officer and Chief Operating
                                   Officer and Director (Principal
                                   Executive Officer)

/s/ Joseph T. Krzos                Vice President - Finance
Joseph T. Krzos                    (Principal Financial Officer
                                   and Principal Accounting
                                   Officer)

/s/ Frank C. Vondrasek             Chairman and Director
Frank C. Vondrasek

/s/ Jean Manchester Biddick        Director
Jean Manchester Biddick

/s/ Richard E. Blaney              Director
Richard E. Blaney

                                   Director
Robert M. Bolz

/s/ Donald J. Helfrecht            Director
Donald J. Helfrecht

/s/ Frederic E. Mohs               Director
Frederic E. Mohs

/s/ Robert B. Rennebohm            Director
Robert B. Rennebohm

/s/ Phillip C. Stark               Director
Phillip C. Stark

/s/ H. Lee Swanson                 Director
H. Lee Swanson

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)1. Financial Statements (consolidated, as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993).

     Statements of Income*
     Balance Sheets*
     Statements of Capitalization*
     Statements of Retained Income*
     Statements of Cash Flows*
     Notes to Consolidated Financial Statements*
     Management's Responsibility for Financial Statements (included under
       Item 8 herein, page II-4)
     Report of Independent Accountants (for fiscal 1993)*

     *Incorporated by reference in Item 8 herein.

 2.  Financial Statement Schedules.

     The following financial statement schedules of the Company, and the accountants' report thereon, and other report appear on the indicated pages in this Form 10-K Annual Report:

     Description                                                       Page

     Report of Independent Accountants on Financial Statement
     Schedules (for fiscal 1993)                                        IV-2

         Schedule  V - Utility Plant -- for the years ended
         December 31, 1993, 1992, and 1991                           F-1 - F-3

         Schedule VI - Accumulated Provision for Depreciation --
         for the years ended December 31, 1993, 1992, and 1991          F-4

         Schedule  X - Supplementary Income Statement Information --
         for the years ended December 31, 1993, 1992, and 1991          F-5

     Report of former Independent Public Accountants on fiscal
     years 1992 and 1991 Financial Statements                           II-5

     Report of former Independent Public Accountants on fiscal
     years 1992 and 1991 Financial Statement Schedules                  IV-3

Report of Independent Accountants


Our report on the consolidated financial statements of Madison Gas and Electric Company has been incorporated by reference in this Form 10-K from
Exhibit 99 of the Form 8-K, dated February 11, 1994, of Madison Gas and Electric Company. In connection with our audit of such financial statements, we have also audited the related financial statement schedules for the year ended December 31, 1993, listed in the index in Item 14(a)2. of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND
Milwaukee, Wisconsin
February 11, 1994

Report of Independent Public Accountants


We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and statement of capitalization of Madison Gas and Electric Company and subsidiaries as of December 31, 1992, and the related consolidated statements of income, retained income, and cash flows for each of the two years in the period ended December 31, 1992, included in the Company's Annual Report to Shareholders incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated February 12, 1993.

Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14(a)2 as of December 31, 1992, and the two years then ended are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                    ARTHUR ANDERSEN & CO.
Chicago, Illinois
February 12, 1993

 3.  All exhibits, including those incorporated by reference.

     Exhibits:

     No.   Description of Document

     3A    Articles of Incorporation as in effect at January 5, 1994.

     3B By-Laws as in effect at January 1, 1991. (Incorporated by reference to Exhibit 3B with 1991 10-K in File No. 0-1125.)

     4A Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee, dated as of January 1, 1946, and filed as Exhibit 7-D to SEC File No. 0-1125 and the following indentures supplemental thereto are incorporated herein by reference:

               Supplemental                                  SEC
               Indenture       Dated as of    Exhibit No.    File No.
               Fourth           4/01/61       2-B-5         2-17774
               Fifth            6/01/66       4-B-6         2-25244
               Sixth            7/01/69       2-B-7         2-33250
               Seventh          1/15/71       2.08          2-38980
               Eighth           5/01/74       2.03          2-50507
               Ninth            11/15/75      2.04          2-54821
               Tenth1           11/01/76      2.03          2-60227
               Eleventh1&2      12/01/82      2             0-1125
               Twelfth          11/15/86      4.2           33-9054
               Thirteenth1      10/14/88      4B            0-1125 (1988 10-K)
               Fourteenth       04/01/92      4C            0-1125 (1992 10-K)
               Fifteenth        04/01/92      4D            0-1125 (1992 10-K)
               Sixteenth        10/01/92      4E            0-1125 (1992 10-K)
               Seventeenth      02/01/93      4F            0-1125 (1992 10-K)

               1Exempted transaction under Section 4(2) of the Securities Act. 2Filed in connection with Form 8-K.

         10A Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Incorporated by reference to Exhibit 4.09 in File No. 2-27308.)

         10B Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973, amending Exhibit 5.04.

               (Incorporated by reference to Exhibit 5.04A in File
               No. 2-48781.)

         10D Copy of revised Agreement for Construction and Operation of Columbia Generating Plant with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973. (Incorporated by reference to Exhibit 5.07 in File
               No. 2-48781.)

         10F Copy of severance agreement with certain key employees dated June 16, 1989. (Incorporated by reference to Exhibit 10F with 1989 10-K in File No. 0-1125.)

         12    Statement regarding computation of ratios (page II-2).

         21    Subsidiaries of the Registrant.

         23.1  Consent of Independent Accountants.

         23.2  Consent of Independent Public Accountants.

(b)   Reports on Form 8-K.

      No Current Report on Form 8-K was filed for the quarter ended December 31, 1993.

      On March 4, 1994, the Company filed a Current Report on Form 8-K dated February 11, 1994, under Item 5, "Other Events," which contains, under
      Exhibit 99, the audited consolidated financial statements of the Company for the year ended December 31, 1993; Notes to Consolidated Financial Statements; and Management's Discussion and Analysis of Financial Condition and Operations.

                                                              Schedule V - 1993

                                     Madison Gas and Electric Company and Consolidated Subsidiaries
                                                       Schedule V - Utility Plant
                                                            December 31, 1993
                                                         (Thousands of Dollars)


                 Column A                        Column B       Column C        Column D         Column E         Column F

                                                                                                  Other
                                                 Balance at                    Retirements       Changes          Balance
                                                 Beginning      Additions      or Sales           Debit           at End
Classification                                   of Period       at Cost         at Cost         (Credit)        of Period
Utility Plant
 In Service -
  Electric Plant -
   Steam Production ..................             $120,938        $  424         $  189        $    -           $121,173
   Nuclear Production ................               54,582           912             91             -             55,403
   Other Production ..................                3,867             -              -             -              3,867
   Transmission ......................               99,205           743            475             -             99,473
   Distribution ......................              133,981         7,453            726             -            140,708
   General ...........................               25,586            82             14           (18)            25,636

     Total Electric Plant ............              438,159         9,614          1,495           (18)           446,260 (e)

  Gas Plant -
   Production ........................                  933            63            430             -                566
   Distribution ......................              139,178         4,061            192             -            143,047
   General ...........................                1,822           204             13             -              2,013

     Total Gas Plant .................              141,933         4,328            635             -            145,626

  Common Utility Plant ...............               33,602         2,947          3,008            15             33,556

    Total Utility Plant In Service ...             $613,694       $16,889 (b)     $5,138            (3)          $625,442

  Construction Work in Progress -
   Electric ..........................             $  5,215       $ 2,653 (a)     $    -        $    -           $  7,868
   Gas ...............................                  996           958 (a)          -             -              1,954
   Common ............................                  513         1,916 (a)          -             -              2,429

     Total Construction Work
     in Progress .....................             $  6,724       $ 5,527         $    -        $    -           $ 12,251

  Nuclear Fuel .......................             $ 61,915       $ 2,911 (a)     $    -        $    -           $ 64,826
  Investment in Future Nuclear Fuel ..                  542             1 (a)          -             -                543

    Total Nuclear Fuel ...............             $ 62,457       $ 2,912         $    -        $    -           $ 65,369

Decommissioning Fund .................             $ 23,100       $     -         $    -        $2,399 (d)       $ 25,499

Other Property
 Plant Held for Future Use ...........             $    884       $    35         $    -        $    -           $    919
 Nonutility Property and Other .......                8,026         1,529              -          (652)(c)          8,903

   Total Other Property ..............             $  8,910       $ 1,564         $    -        $ (652)          $  9,822

(a)   Represents net change during year other than transfers and reclassifications.
(b)   Includes $130 for allowance for funds used during construction.
(c)   Represents primarily reclassification of various properties on books of subsidiary and transfer of property from subsidiary to parent.
(d)   Funds received through depreciation rates (in 1993 and prior years) and interest on funds to be used for the future decommissioning of the Kewaunee Nuclear Plant.
(e)   Includes $84,620 for the Company's portion of the Columbia Energy Center and $56,872 for the Company's portion of the
      Kewaunee  Nuclear Plant.

/TABLE

                                                              Schedule V - 1992

                                     Madison Gas and Electric Company and Consolidated Subsidiaries
                                                       Schedule V - Utility Plant
                                                            December 31, 1992
                                                         (Thousands of Dollars)


                 Column A                        Column B        Column C        Column D         Column E        Column F

                                                                                                  Other
                                                 Balance at                    Retirements       Changes          Balance
                                                 Beginning      Additions      or Sales           Debit           at End
Classification                                   of Period       at Cost         at Cost         (Credit)        of Period
Utility Plant
 In Service -
  Electric Plant -
   Steam Production ..................             $121,332       $   284         $  678         $   -           $120,938
   Nuclear Production ................               54,176           419             13             -             54,582
   Other Production ..................                3,869             -              2             -              3,867
   Transmission ......................               98,447           965            207             -             99,205
   Distribution ......................              127,506         7,312            837             -            133,981
   General ...........................               25,345           240             24            25             25,586

     Total Electric Plant ............              430,675         9,220          1,761            25            438,159 (e)

  Gas Plant -
   Production ........................                  933             -              -             -                933
   Distribution ......................              136,284         3,043            149             -            139,178
   General ...........................                1,794            39             11             -              1,822

     Total Gas Plant .................              139,011         3,082            160             -            141,933

  Common Utility Plant ...............               33,741         1,170          1,283           (26)            33,602

    Total Utility Plant In Service ...             $603,427       $13,472 (b)     $3,204        $   (1)          $613,694

  Construction Work in Progress -
   Electric ..........................             $  4,207       $ 1,008 (a)     $    -        $    -           $  5,215
   Gas ...............................                  838           158 (a)          -             -                996
   Common ............................                  356           156 (a)          -             1                513

     Total Construction Work
     in Progress .....................             $  5,401       $ 1,322              -             1           $  6,724

  Nuclear Fuel .......................             $ 59,841      $  2,074 (a)     $    -        $    -           $ 61,915
  Investment in Future Nuclear Fuel ..                  541             1 (a)          -             -                542

    Total Nuclear Fuel ...............             $ 60,382      $  2,075         $    -        $    -           $ 62,457

Decommissioning Fund .................             $ 20,827      $      -         $    -        $2,273 (d)       $ 23,100

Other Property
 Plant Held for Future Use ...........             $    884      $      -         $    -        $    -           $    884
 Nonutility Property and Other .......                3,494         1,067              -         3,465 (c)          8,026

   Total Other Property ..............             $  4,378      $  1,067         $    -        $3,465           $  8,910


(a)   Represents net change during year other than transfers and reclassifications.
(b)   Includes $71 for allowance for funds used during construction.
(c)   Represents primarily reclassification of various properties on books of subsidiary and transfer of property from subsidiary to parent.
(d)   Funds received through depreciation rates (in 1992 and prior years) and interest on funds to be used for the future decommissioning of the Kewaunee Nuclear Plant.
(e)   Includes $84,550 for the Company's portion of the Columbia Energy Center and $56,017 for the Company's portion of the
      Kewaunee Nuclear Plant.

                                                              Schedule V - 1991

                                     Madison Gas and Electric Company and Consolidated Subsidiaries
                                                       Schedule V - Utility Plant
                                                            December 31, 1991
                                                         (Thousands of Dollars)


                 Column A                        Column B       Column C        Column D         Column E        Column F

                                                                                                  Other
                                                 Balance at                    Retirements       Changes          Balance
                                                 Beginning      Additions      or Sales           Debit           at End
Classification                                   of Period       at Cost         at Cost         (Credit)        of Period
Utility Plant
 In Service -
  Electric Plant -
   Steam Production ..................             $121,082       $   303         $   53        $    -           $121,332
   Nuclear Production ................               52,387         1,961            172             -             54,176
   Other Production ..................                3,869             -              -             -              3,869
   Transmission ......................               97,168         3,049          1,810            40             98,447
   Distribution ......................              123,620         4,500            614             -            127,506
   General ...........................               25,030           367             52             -             25,345

     Total Electric Plant ............              423,156        10,180          2,701            40            430,675 (e)

  Gas Plant -
   Production ........................                  933             -              -             -                933
   Distribution ......................              133,912         2,502            130             -            136,284
   General ...........................                1,746            54              6             -              1,794

     Total Gas Plant .................              136,591         2,556            136             -            139,011

  Common Utility Plant ...............               33,531           695            486             1             33,741

    Total Utility Plant In Service ...             $593,278       $13,431 (b)     $3,323        $   41           $603,427

  Construction Work in Progress -
   Electric ..........................             $  1,851       $ 2,354 (a)     $    -        $    2           $  4,207
   Gas ...............................                  122           716 (a)          -             -                838
   Common ............................                   17           793 (a)          -          (454)               356

     Total Construction Work
     in Progress .....................             $  1,990       $ 3,863         $    -        $ (452)          $  5,401

  Nuclear Fuel .......................             $ 57,164       $ 2,669 (a)     $    -        $    8           $ 59,841
  Investment in Future Nuclear Fuel ..                  540             1 (a)          -             -                541

    Total Nuclear Fuel ...............             $ 57,704       $ 2,670         $    -        $    8           $ 60,382

Decommissioning Fund .................             $ 18,541       $     -         $    -        $2,286 (d)       $ 20,827

Other Property
 Plant Held for Future Use ...........             $    656       $   228         $    -        $    -           $    884
 Nonutility Property and Other .......                4,634          (282)             -          (858)(c)          3,494

   Total Other Property ..............             $  5,290       $   (54)        $    -        $ (858)          $  4,378


(a)   Represents net change during year other than transfers and reclassifications.
(b)   Includes $128 for allowance for funds used during construction.
(c)   Represents primarily reclassification of various properties on books of subsidiary and transfer of property from subsidiary to parent.
(d)   Funds received through depreciation rates (in 1991 and prior years) and interest on funds to be used for the future decommissioning of the Kewaunee Nuclear Plant.
(e)   Includes $85,148 for the Company's portion of the Columbia Energy Center and $55,533 for the Company's portion of the
      Kewaunee Nuclear Plant.

/TABLE

                                                          Schedule VI - 1993-1991

                                     Madison Gas and Electric Company and Consolidated Subsidiaries
                                  Schedule VI - Accumulated Provision for Depreciation of Utility Plant
                                                    and Amortization of Nuclear Fuel
                                              Years Ended December 31, 1993, 1992, and 1991
                                                         (Thousands of Dollars)



Column A                       Column B              Column C              Column D             Column E          Column F


                                             Additions Charged To          Deductions
                               Balance at                   Clearing                                                Balance
                               Beginning                    and Other                       Net         Other       at End
Description                    of Period     Income         Accounts       Retirements   Salvage       Changes    of Period
1993

Electric ...............       $205,178      $16,255         $    -          $1,128       $237         $(166)     $220,376
Gas ....................         64,142        4,388              -             635         48           664        68,607
Common .................         14,928        1,137            450           3,008        (16)          430        13,921
   Subtotal ............        284,248       21,780 (a)        450           4,771        269           928       302,904

Nuclear Fuel ...........         54,578        2,486              -               -          -             -        57,064

   Total ...............       $338,826      $24,266         $  450          $4,771       $269         $ 928      $359,968  (b)




1992

Electric ...............       $190,879     $ 15,961         $    -          $1,761      $ 120         $ (21)     $205,178
Gas ....................         60,023        4,285              -             160        (33)           27        64,142
Common .................         14,376        1,421            382           1,283          -            32        14,928
   Subtotal ............        265,278       21,667 (a)        382           3,204         87            38       284,248

Nuclear Fuel ...........         51,581        2,997              -               -          -             -        54,578

   Total ...............       $316,859     $ 24,664         $  382          $3,204      $  87         $  38      $338,826  (b)




1991

Electric ...............       $176,944     $ 15,741         $    -          $  935      $  (6)        $(865)     $190,879
Gas ....................         55,858        4,393              -             136        (71)          (21)       60,023
Common .................         12,625        1,861            371             485          -             4        14,376
   Subtotal ............        245,427       21,995 (a)        371           1,556        (77)         (882)      265,278

Nuclear Fuel ...........         48,353        3,228              -               -          -             -        51,581

   Total ...............       $293,780     $ 25,223         $  371          $1,556      $ (77)        $(882)     $316,859  (b)


(a)  These amounts exclude the amortization of property losses and the amortization of utility plant acquisition adjustments.  The amount(s) excluded are $11 for 1993, ($240) for 1992, and ($970) for 1991.  Such amounts are included in "Straight-line depreciation and amortization" in the Consolidated Statement of Income.

(b)  The Accumulated Provision for Depreciation has been adjusted to reflect reclassifications to conform with the Federal Energy
     Regulatory Commission Chart of Accounts adopted by the Public Service Commission of Wisconsin on January 1, 1990.  Such
     reclassifications relate primarily to income taxes and contributions in aid of construction.


[TEXT]
                                                                    Schedule X





        MADISON GAS AND ELECTRIC COMPANY AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


The amounts of maintenance and repairs, amortization of intangible assets, and taxes that have been charged to other accounts are not significant. Rents and advertising costs charged to income and clearing accounts are not significant. No royalties were paid. Provisions for gross receipts tax charged to tax expense is as follows:

                                    Year Ended December 31,
                                  1993        1992        1991
                                     (Thousands of Dollars)

      Gross Receipts ..........  $5,371      $5,495      $5,223