Form 10-Q
period 1994-03-31
MADISON GAS & ELECTRIC CO
filed 1994-05-13
CIK 61339

_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                OR

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

Commission File Number 0-1125


                 MADISON GAS AND ELECTRIC COMPANY
          (Exact name of registrant as specified in its charter)


          WISCONSIN                                  39-0444025
  (State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)


                       133 South Blair Street
                       Post Office Box 1231
                  Madison, Wisconsin  53701-1231
                (Address of principal executive offices)
                             (ZIP Code)


                             (608) 252-7923
           (Registrant's telephone number, including area code)

   Common Stock outstanding at May 13, 1994:  10,719,812 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]   No [ ]

                              PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      Madison Gas and Electric Company and Subsidiaries
                    CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                      (Thousands of Dollars, Except Per-Share Amounts)
                                         (Unaudited)

                                        Three Months Ended
                                             March 31,
                                        1994           1993
STATEMENTS OF INCOME

Operating Revenues (Note 4):
  Electric                              $35,262        $34,771
  Gas                                    46,871         38,180
      Total Operating Revenues           82,133         72,951

Operating Expenses:
  Fuel for electric generation            6,678          6,297
  Purchased power                         1,666          2,018
  Natural gas purchased                  31,178         24,561
  Other operations                       14,512         14,176
  Maintenance                             2,735          3,336
  Depreciation and amortization           5,602          5,307
  Other general taxes                     2,315          2,126

  Income tax items                        5,793          4,409
      Total Operating Expenses           70,479         62,230

Net Operating Income                     11,654         10,721

Allowance for funds used during
  construction - equity funds                34             13
Other Income, Net                           551            512
Income Before Interest Expense           12,239         11,246

Interest Expense:
  Interest on long-term debt              2,620          2,985
  Other interest                            113            102
  Allowance for funds used during
    construction - borrowed funds           (19)            (9)
      Net Interest Expense                2,714          3,078
Net Income                                9,525          8,168
Preferred Stock Dividends                   120            124
Earnings on Common Stock                 $9,405         $8,044

Earnings Per Share
 of Common Stock (Note 3)                 $0.88          $0.75

STATEMENTS OF RETAINED INCOME

Balance--Beginning of Period             72,865         68,380
Earnings on Common Stock                  9,405          8,044
Cash Dividends on Common Stock (Note 3)  (4,985)        (4,868)
Balance--End of Period                   77,285         71,556

[FN]
The accompanying notes are an integral part of the above statements.

                    Madison Gas and Electric Company and Subsidiaries
                               CONSOLIDATED BALANCE SHEETS
                                  (Thousands of dollars)
                                       (Unaudited)

                                           Mar. 31,       Dec. 31,
                                             1994           1993
          ASSETS
Utility Plant, at original cost
 In service - Electric                     $469,188       $466,984
              Gas                           159,587        158,458
   Gross Plant in Service                   628,775        625,442
 Less - Accumulated provision for
        depreciation                       (308,407)      (302,904)
   Net Plant in Service                     320,368        322,538
 Construction work in progress               12,669         12,251
 Nuclear decommissioning fund (Note 2)       26,025         25,499
 Nuclear fuel, net                            7,182          8,305
   Total Utility Plant                      366,244        368,593
Other Property and Investments                7,969          9,822

       Current Assets
Cash                                          1,762          1,391
Deposits for jointly owned electric
 power production facilities                  2,581          2,787
Temporary cash investments                    4,497              -
Accounts receivable, less reserves of
 $1,074 and $973, respectively               16,373         10,593
Unbilled revenue                              8,284         11,458
Materials and supplies, at average cost       7,188          7,254
Fossil fuel, at average cost                  3,718          3,333
Stored natural gas, at average cost             730         10,562
Prepaid taxes                                 4,286          5,693
Other prepayments                               825          1,126
   Total Current Assets                      50,244         54,197
Deferred Charges                             29,239         32,752

   Total Assets                             453,696        465,364

   CAPITALIZATION AND LIABILITIES

Capitalization (see statement)              318,648        310,791

       Current Liabilities
Preferred stock sinking fund requirement        100            100
Interim loans -- commercial paper
 outstanding                                     -          23,500
Accounts payable                             16,810         17,890
Accrued taxes                                 6,176          2,056
Accrued interest                              4,002          2,810
Other                                         5,751          5,998
   Total Current Liabilities                 32,839         52,354

       Other Credits
Accumulated deferred income taxes            54,830         54,167
Regulatory liability (Note 7)                25,152         25,264
Investment tax credit - deferred             13,590         13,781
Other                                         8,637          9,007
   Total Other Credits                      102,209        102,219
Commitments and Contingencies (Note 5)            -              -
   Total Capitalization and Liabilities    $453,696       $465,364

[FN]
The accompanying notes are an integral part of the above balance

                    Madison Gas and Electric Company and Subsidiaries
                        CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  (Thousands of dollars)
                                        (Unaudited)

                                                    Mar. 31,       Dec. 31,
                                                      1994           1993
Common Shareholders' Equity
 Common Stock - Par value $8 per share -
   authorized 28,000,000 shares
   outstanding 10,719,812 shares,                  $ 85,758       $ 85,758
 Amount received in excess of par value              26,372         26,372
 Retained income                                     77,285         72,865

   Total Common Shareholders' Equity                189,415        184,995

Redeemable Preferred Stock cumulative,
 $25 par value, authorized 1,199,000 shares
 Series E, 8.70%, 220,000 shares outstanding,
 less current sinking fund requirements of $100       5,400          5,400

First Mortgage Bonds
 5.45%, 1996 series                                   8,000          8,000
 7 3/4%, 2001 series                                 11,478         11,482
 6 1/2%, 2006 series, Pollution Control Revenue
  Bonds, principal amount $8,780, less construction
  fund of $1,568 and $1,556, respectively             7,212          7,224
 8.50%, 2022 series                                  40,000         40,000
 6.75%, 2027A series, Industrial Development
  Revenue Bonds principal amount $28,000, less
  construction fund of $13,980 and $17,426,
  respectively                                       14,020         10,574
 6.70%, 2027B series, Industrial Development
  Revenue Bonds                                      19,300         19,300
 7.70%, 2028 series                                  25,000         25,000

   First Mortgage Bonds Outstanding                 125,010        121,580

 Unamortized discount and premium on bonds, net      (1,177)        (1,184)

   Total First Mortgage Bonds                       123,833        120,396

   Total Capitalization                            $318,648       $310,791

[FN]
The accompanying notes are an integral part of the above statements.

                    Madison Gas and Electric Company and Subsidiaries
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousand of Dollars)
                                        (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     1994           1993
     OPERATING ACTIVITIES
Net income                                         $ 9,525         $ 8,168
Items not affecting working capital:
  Depreciation and amortization                      5,602          5,307
  Deferred income taxes                                551          1,096
  Amortization of nuclear fuel                         628            574
  Amortization of investment tax credits              (191)          (200)
  Allowance for funds used during
    construction - equity funds                        (34)           (13)
  Other                                                (13)           132
    Net Funds Provided from Operations              16,068         15,064

Changes in working capital, excluding cash,
sinking funds, maturities, and interim loans:
  Decrease in current assets                         4,324          7,738
  Increase in current liabilities                    3,985          4,151

Other noncurrent items, net                          5,381            (29)
    Cash Provided by Operating Activities           29,758         26,924

     FINANCING ACTIVITIES
Cash dividends on common and preferred stock        (5,105)        (4,992)
Sale of First Mortgage Bonds                             -         25,000
Maturities/redemptions of First Mortgage Bonds           -        (25,000)
Other increases/(decreases) in First Mortgage Bonds      3           (148)
Decrease in bond construction funds                  3,434            739
Decrease in interim loans                          (23,500)       (15,000)
    Cash used for Financing Activities             (25,168)       (19,401)

     INVESTING ACTIVITIES
Additions to utility plant and nuclear fuel         (3,674)        (4,450)
Allowance for funds used during construction -
  borrowed funds                                       (19)            (9)
Increase in decommissioning fund                      (526)          (679)
Cash used for Investing Activities                  (4,219)        (5,138)

     CHANGE IN CASH (Note 6)                           371          2,385
Cash at Beginning of Period                          1,391          2,030
Cash at End of Period                               $1,762         $4,415

[FN]
The accompanying notes are an integral part of the above statement

                       MADISON GAS AND ELECTRIC COMPANY
            Notes to Consolidated Financial Statements (Unaudited)
                                March 31, 1994

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments (consisting of only normal recurring adjustments) necessary to fairly present results have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto set forth on pages 17 through 26 of the Company's 1993 Annual Report to Shareholders and in the Company's 1993 Annual Report on Form 10-K.

 1.  Summary of Significant Accounting Policies

     The accounting and financial policies relative to the following items have been described in the "Notes to Consolidated Financial Statements" in the Company's 1993 Annual Report to Shareholders and have been omitted herein because they have not changed materially through the date of this report.

     a.  Basis of consolidation
     b.  Revenue recognition
     c.  Utility plant
     d.  Nuclear fuel
     e.  Joint plant ownership
     f.  Depreciation
     g.  Income taxes
     h.  Accounts receivable
     i.  Pension plans
     j.  Postretirement benefits other than pensions
     k.  Postemployment benefits other than pensions and health care
     l.  Fair value of financial instruments
     m. Capitalization matters--common stock, redeemable preferred stock, First Mortgage Bonds, notes payable to banks, commercial paper, and lines of credit
     n.  Segments of business

 2.  Nuclear Decommissioning

     Nuclear decommissioning costs are accrued over the estimated service life of Kewaunee nuclear plant (Kewaunee), which is through the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1994, decommissioning costs recovered in rates will be $1.3 million. These trusts are shown on the balance sheet in the utility plant section, and as of March 31, 1994, these trusts totalled $26 million.

     Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term after-tax earnings assumption on these trusts is 5.0 percent. As of March 31, 1994, the accumulated provision for depreciation included accumulated provisions for decommissioning totalling $26 million.

     The Company's share of Kewaunee decommissioning costs is estimated to be $65 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Based on the Company's current rate filing (see Note 4), decommissioning costs are assumed to inflate at a rate of 5.0 percent. Physical decommissioning is expected to occur during the period 2014-2021, with additional expenditures being incurred during the period 2022-2050 related to the storage of spent nuclear fuel at the site. The undiscounted amount of decommissioning costs to be expended between the years 2014-2050 is estimated to be $271.3 million.

 3.  Per-Share Amounts

     Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding, and for the three months ended March 31, 1994 and 1993, were 10,719,812 and 10,697,218 shares.

     Dividends declared and paid per share of common stock for the three months ended March 31, 1994 and 1993, were $0.465 and $0.455.

 4.  Rate Matters

     In April 1994, the Company announced its intention to reduce electric rates for the test period beginning January 1, 1995, by approximately $5.8 million and freeze natural gas rates for the same time period. The proposed changes would remain in effect through December 31, 1996.

 5.  Commitments and Contingencies

     ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG) have both entered into settlements with their gas suppliers concerning take-or-pay provisions of gas supply contracts that are being canceled and other transition costs associated with implementation of Order 636. Known charges currently applicable to the Company for take-or-pay or transition costs on ANR are $830,000 including interest. This is being paid to ANR as a fixed charge through July 31, 1995. Also, a volumetric surcharge is being paid to both ANR and NNG. ANR's surcharge is applied through April 1998; NNG's is effective through May 1996. These amounts will change over time. The PSCW has approved procedures whereby the Company is allowed to recover both the fixed and volumetric take-or-pay charges in rates.

 6.  Supplemental Cash Flow Information

     For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be cash on hand.

     Cash payments for interest, net of amounts capitalized, and income taxes were as follows (in thousands of dollars):

                                                Three Months Ended
                                                     March 31
                                                 1994        1993

     Interest, net of amounts capitalized       $1,551      $1,791

     Income taxes paid                          $  625      $  827

7.   Regulatory Liability

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of implementation on net earnings for the three months ended March 31, 1993, was insignificant.

     As a result of applying the provisions of SFAS No. 109, the Company has recorded, at March 31, 1994, a regulatory liability of $25,152,000, which represents the probable future cash flow associated with deferred taxes previously collected from ratepayers.

8.   Accounting Policies

     Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS No. 115 did not have a material effect on the financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during the three months ended March 31, 1994 and 1993, respectively. It is anticipated that 1994 construction and nuclear fuel expenditures will be $20 million. The Company also expects to capitalize about $3 million of spending on conservation programs. The Company expects to meet these requirements with internally generated funds and construction fund draw-downs.

Bank lines of credit available to the Company are currently $25 million.

The Company's capitalization ratios were as follows:

                                  March 31, 1994      December 31, 1993

Common Shareholders' Equity            59.4%                55.3%
Redeemable Preferred Stock*             1.7                  1.7
Long-term Debt                         38.9                 36.0
Short-term Debt                         0.0                  7.0

*Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated AA by Fitch Investors Service, Inc.; Aa2 by Moody's Investors Service, Inc.; and AA by Standard & Poor's Corporation. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

RESULTS OF OPERATIONS

Electric Revenues

Electric retail sales increased approximately 3 percent in the three-month period ending March 31, 1994, over the comparable period last year. Electric operating revenues for the same period increased 1.4 percent over the 1993 period. The increased sales for the three months ended March 31, 1994 was due, in part, to an increased customer base of approximately 2 percent for the comparative three-month period ended a year ago.

The operating revenues increase was due to the increased customer base which was partially offset by the Company's 2.9 percent rate decrease implemented in June 1993.

Gas Revenues

For the three months ended March 31, 1994, gas revenues increased about
23 percent as compared to the same period last year. Retail gas sold for the same time periods increased 15 percent or 11.4 million therms. The significant increase in both sales and revenues was due to the cold weather experienced in January and February of this year.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Average temperature for the three-months ended March 31, 1994, was
20.3 degrees Fahrenheit as compared to 25.0 degrees Fahrenheit for the same three months ended last year and compared to a normal of 24.6 degrees Fahrenheit.

The gas customer base increased approximately 5 percent for the three-months ended March 31, 1994, when compared to the same time period a year ago. This was aided by the acquisition of two gas utilities, with estimated revenues of about $1.7 million on an annualized basis.

The Company actively manages contacts with natural gas suppliers to assure that adequate supplies of gas will be available to meet the long-term needs of its customers.

Electric Fuel and Natural Gas Costs

Fuel cost for electric generation and purchased power, combined, increased less than 1 percent for the first three months of 1994 when compared to the same time period last year.

Natural gas costs for the three-months ended March 31, 1994, versus the 1993 comparative period increased about 27 percent. This is due mainly to an increased customer base, higher demand due to the cold weather, and an increase in the cost per therm.

Other Operating Expenses

Other operations and maintenance expenses decreased 1.5 percent for the first three months versus the first quarter of 1993 despite customer growth and an inflationary increase in material and labor costs.

Income tax items increased approximately 30 percent for the first three months of 1994 when compared to the same time period in 1993. This was mainly attributable to an increase in the federal tax rate from 34 to 35 percent and the higher first quarter taxable earnings in 1994.

Other Items

Interest expense for the three months ended March 31, 1994, decreased approximately 11 percent when compared to the same time period for 1993. This is due to the Company refinancing its long-term debt at lower interest rates.

The Company is currently under union contract negotiations with both the Office and Professional Employees International Union (OPEIU) and the International Brotherhood of Electrical Workers (IBEW).

                          PART II.  OTHER INFORMATION

Item 6 (a)      Exhibits

 Exh. No.       Description of Document

    4 Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee (and supplements) reference was provided in the Company's 1993 Annual Report on Form 10-K (Commission File No. 0-1125).

Item 6 (b)      Reports on Form 8-K

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

Item 12         Ratio of Earnings to Fixed Charges

                                                     Three Months Ended
                                                       March 31, 1994
                Earnings
                Income before interest expense             $12,239

                Add:
                 Income tax items                            5,793
                 Income tax on other income                    105
                 Amortization of debt discount,
                   premium expense                              43
                 Allowance for funds used during
                   construction - borrowed funds                19
                 Interest on rentals                           186

                Total Earnings                             $18,385

                Fixed Charges
                Interest on long-term debt                  $2,620
                Other interest                                 113
                Amortization of debt discount
                 premium expense                                43
                Interest on rentals                            186

                Total Fixed Charges                         $2,962

                Ratio of Earnings to Fixed Charges           6.21x

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MADISON GAS AND ELECTRIC COMPANY
                                (Registrant)

Date:  May 13, 1994             /s/ David C. Mebane
                                David C. Mebane
                                Chairman, President and
                                Chief Executive Officer
                                (Duly Authorized Officer)



Date:  May 13, 1994             /s/ Joseph T. Krzos
                                Joseph T. Krzos
                                Vice President - Finance
                                (Chief Financial and
                                Accounting Officer)