Form 10-Q
period 1994-06-30
MADISON GAS & ELECTRIC CO
filed 1994-08-11
CIK 61339

_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

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

 Common Stock outstanding at August 11, 1994:  10,719,812 shares


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]   No [ ]

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               MADISON GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
             Consolidated Statements of Income and Retained Income
               (Thousands of Dollars, Except Per-Share Amounts)
                                  (Unaudited)

                                        Three Months Ended  Six Months Ended
                                             June 30,             June 30,
                                         1994      1993      1994      1993
     STATEMENTS OF INCOME
Operating Revenues (Note 4):
 Electric . . . . . . . . . . . . . .   $36,434   $35,106  $ 71,696  $ 69,877
 Gas  . . . . . . . . . . . . . . . .    13,938    15,199    60,809    53,379
   Total Operating Revenues . . . . .    50,372    50,305   132,505   123,256

Operating Expenses:
 Fuel for electric generation . . . .     7,561     5,452    14,239    11,750
 Purchased power  . . . . . . . . . .     2,130     2,875     3,796     4,893
 Natural gas purchased  . . . . . . .     8,372     9,418    39,550    33,978
 Other operations . . . . . . . . . .    14,628    13,493    29,140    27,669
 Maintenance  . . . . . . . . . . . .     3,727     3,465     6,462     6,801
 Depreciation and amortization  . . .     5,606     5,446    11,208    10,753
 Other general taxes  . . . . . . . .     2,104     2,002     4,419     4,128
 Income tax items . . . . . . . . . .     1,376     1,816     7,169     6,225
   Total Operating Expenses . . . . .    45,504    43,967   115,983   106,197

Net Operating Income  . . . . . . . .     4,868     6,338    16,522    17,059
AFUDC - equity funds  . . . . . . . .        21        14        55        27
Other income, net . . . . . . . . . .       545       508     1,096     1,020
Income before interest expense  . . .     5,434     6,860    17,673    18,106

Interest Expense:
 Interest on long-term debt . . . . .     2,632     2,847     5,252     5,832
 Other interest . . . . . . . . . . .        32        40       145       141
 AFUDC - borrowed funds . . . . . . .       (12)      (10)      (31)      (18)
   Net Interest Expense . . . . . . .     2,652     2,877     5,366     5,955

Net Income  . . . . . . . . . . . . .     2,782     3,983    12,307    12,151
Preferred stock dividends . . . . . .       120       124       239       248
Earnings on common stock  . . . . . .   $ 2,662   $ 3,859  $ 12,068  $ 11,903
Earnings per share of common
 stock (Note 3) . . . . . . . . . . .     $0.25     $0.36     $1.13     $1.11

     STATEMENTS OF RETAINED INCOME
Balance at beginning of period  . . .   $77,285   $71,556   $72,865   $68,380
Earnings on common stock  . . . . . .     2,662     3,859    12,068    11,903
Cash dividends on common stock
 (Note 3) . . . . . . . . . . . . . .    (4,983)   (4,867)   (9,969)   (9,735)
Balance at end of period  . . . . . .   $74,964   $70,548   $74,964   $70,548

The accompanying notes are an integral part of the above statements.

               MADISON GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (Thousands of Dollars)
                                  (Unaudited)

                                                      June 30,     Dec. 31,
                                                        1994         1993
          ASSETS
Utility plant, at original cost:
 In service - Electric  . . . . . . . . . . . . . .   $472,948     $466,984
            - Gas . . . . . . . . . . . . . . . . .    161,911      158,458
 Gross plant in service . . . . . . . . . . . . . .    634,859      625,442
 Less accumulated provision for depreciation  . . .   (313,571)    (302,904)
   Net plant in service . . . . . . . . . . . . . .    321,288      322,538
 Construction work in progress  . . . . . . . . . .     10,189       12,251
 Nuclear decommissioning fund (Note 2)  . . . . . .     26,756       25,499
 Nuclear fuel, net  . . . . . . . . . . . . . . . .      6,863        8,305
   Total Utility Plant  . . . . . . . . . . . . . .    365,096      368,593
Other property and investments  . . . . . . . . . .      8,368        9,822

Current Assets
Cash  . . . . . . . . . . . . . . . . . . . . . . .      2,823        1,391
Deposits for jointly owned electric power
 production facilities  . . . . . . . . . . . . . .      2,554        2,787
Accounts receivable, less reserves of $1,072
 and $973, respectively (Note 9)  . . . . . . . . .     21,490       10,593
Unbilled revenue  . . . . . . . . . . . . . . . . .      6,237       11,458
Materials and supplies, at average cost . . . . . .      6,823        7,254
Fossil fuel, at average cost  . . . . . . . . . . .      3,303        3,333
Stored natural gas, at average cost . . . . . . . .      4,769       10,562
Prepaid taxes . . . . . . . . . . . . . . . . . . .      5,653        5,693
Other prepayments . . . . . . . . . . . . . . . . .        963        1,126
   Total Current Assets . . . . . . . . . . . . . .     54,615       54,197
Deferred charges  . . . . . . . . . . . . . . . . .     32,897       32,752

   Total Assets . . . . . . . . . . . . . . . . . .   $460,976     $465,364

     CAPITALIZATION AND LIABILITIES
Capitalization (see statement)  . . . . . . . . . .    317,618      310,791

Current Liabilities
Preferred stock sinking fund requirements . . . . .        100          100
Interim loans - commercial paper
  outstanding (Note 9)  . . . . . . . . . . . . . .     14,000       23,500
Accounts payable  . . . . . . . . . . . . . . . . .     14,775       17,890
Accrued taxes . . . . . . . . . . . . . . . . . . .      2,178        2,056
Accrued interest  . . . . . . . . . . . . . . . . .      2,807        2,810
Other . . . . . . . . . . . . . . . . . . . . . . .      6,044        5,998
   Total Current Liabilities  . . . . . . . . . . .     39,904       52,354

Other Credits
Accumulated deferred income taxes . . . . . . . . .     55,235       54,167
Regulatory liability (Note 7) . . . . . . . . . . .     25,107       25,264
Investment tax credit - deferred  . . . . . . . . .     13,394       13,781
Other . . . . . . . . . . . . . . . . . . . . . . .      9,718        9,007
   Total Other Credits  . . . . . . . . . . . . . .    103,454      102,219
Commitments and Contingencies (Note 5)  . . . . . .          -            -
   Total Capitalization and Liabilities . . . . . .   $460,976     $465,364

The accompanying notes are an integral part of the above balance sheets.
/TABLE

               MADISON GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Capitalization
                            (Thousands of Dollars)
                                  (Unaudited)

                                                      June 30,     Dec. 31,
                                                        1994         1993
Common Shareholders' Equity

Common stock - par value $8 per share:
  Authorized 28,000,000 shares
  Outstanding 10,719,812 shares . . . . . . . . . .   $ 85,758     $ 85,758
Amount received in excess of par value  . . . . . .     26,372       26,372
Retained income . . . . . . . . . . . . . . . . . .     74,964       72,865
   Total Common Shareholders' Equity  . . . . . . .    187,094      184,995

Redeemable Preferred Stock (cumulative,
$25 par value, authorized 1,199,000 shares)
Series E, 8.70%, 220,000 shares outstanding, less
current sinking fund requirements of $100 . . . . .      5,400        5,400

First Mortgage Bonds
5.45%  - 1996 series  . . . . . . . . . . . . . . .      7,920        8,000
7 3/4% - 2001 series  . . . . . . . . . . . . . . .     11,478       11,482
6 1/2% - 2006 series (Pollution Control Revenue
  Bonds, principal amount $8,780, less construction
  fund of $1,583 and $1,556, respectively)  . . . .      7,197        7,224
8.50%  - 2022 series  . . . . . . . . . . . . . . .     40,000       40,000
6.75%  - 2027A series (Industrial Development
  Revenue Bonds, principal amount $28,000, less
  construction fund of $12,600 and $17,426,
  respectively) . . . . . . . . . . . . . . . . . .     15,400       10,574
6.70%  - 2027B series (Industrial Development
  Revenue Bonds)  . . . . . . . . . . . . . . . . .     19,300       19,300
7.70%  - 2028 series  . . . . . . . . . . . . . . .     25,000       25,000

   First Mortgage Bonds Outstanding . . . . . . . .    126,295      121,580

Unamortized discount and premium on bonds (net) . .     (1,171)      (1,184)

   Total First Mortgage Bonds . . . . . . . . . . .    125,124      120,396

   Total Capitalization . . . . . . . . . . . . . .   $317,618     $310,791

The accompanying notes are an integral part of the above statements.
/TABLE

               MADISON GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (Thousands of Dollars)
                                  (Unaudited)

                                        Three Months Ended  Six Months Ended
                                             June 30,             June 30,
                                         1994      1993      1994      1993
Operating Activities
Net income  . . . . . . . . . . . . .   $ 2,782   $ 3,983   $12,307   $12,151
Items not affecting working capital:
 Depreciation and amortization  . . .     5,606     5,446    11,208    10,753
 Deferred income taxes  . . . . . . .       360       645       911     1,741
 Amortization of nuclear fuel . . . .       467       506     1,095     1,080
 Amortization of investment tax
  credits . . . . . . . . . . . . . .      (196)     (200)     (387)     (400)
 AFUDC - equity funds . . . . . . . .       (21)      (14)      (55)      (27)
 Other  . . . . . . . . . . . . . . .       250      (358)      237      (227)
Net Funds Provided from Operations  .     9,248    10,008    25,316    25,071

Changes in working capital, excluding
cash, sinking funds, maturities, and
interim loans:
 (Increase)/decrease in current assets   (3,310)    2,298     1,014    10,036
 Decrease in current liabilities  . .    (6,935)   (9,347)   (2,950)   (5,196)
Other noncurrent items (net)  . . . .    (2,565)   (3,726)    2,816    (3,755)
Cash (Used) for/Provided by
  Operating Activities  . . . . . . .    (3,562)     (767)   26,196    26,156

Financing Activities
Cash dividends on common and
 preferred stock  . . . . . . . . . .    (5,103)   (4,991)  (10,208)   (9,983)
Sale of First Mortgage Bonds  . . . .         -         -         -    25,000
Maturities/redemptions of
 First Mortgage Bonds . . . . . . . .         -         -         -   (25,000)
Other increases/(decreases) in
 First Mortgage Bonds . . . . . . . .       (74)        2       (71)     (146)
Decrease in bond - construction funds     1,365     2,109     4,799     2,848
Increase (decrease) in interim loans     14,000     5,500    (9,500)   (9,500)
Cash Provided by/(Used) for
  Financing Activities  . . . . . . .    10,188     2,620   (14,980)  (16,781)

Investing Activities
Additions to utility plant and
 nuclear fuel . . . . . . . . . . . .    (4,822)   (4,104)   (8,496)   (8,554)
AFUDC - borrowed funds  . . . . . . .       (12)      (10)      (31)      (18)
Increase in decommissioning fund  . .      (731)     (752)   (1,257)   (1,431)
Cash Used for Investing Activities  .    (5,565)   (4,866)   (9,784)  (10,003)

Changes in Cash (Note 6)  . . . . . .     1,061    (3,013)    1,432      (628)
Cash at beginning of period . . . . .     1,762     4,415     1,391     2,030
Cash at end of period . . . . . . . .    $2,823    $1,402    $2,823    $1,402

The accompanying notes are an integral part of the above statements.

                       MADISON GAS AND ELECTRIC COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 June 30, 1994


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments (consisting of only normal recurring adjustments) necessary to fairly present results have been made. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto set forth on pages 17 through 26 of the Company's 1993 Annual Report to Shareholders as incorporated in the Company's 1993 Annual Report on Form 10-K.

 1. Summary of Significant Accounting Policies

    The accounting and financial policies relative to the following items have been described in the "Notes to Consolidated Financial Statements" in the Company's 1993 Annual Report to Shareholders and have been omitted herein because they have not changed materially through the date of this report.

    a.  Basis of consolidation
    b.  Revenue recognition
    c.  Utility plant
    d.  Nuclear fuel
    e.  Joint plant ownership
    f.  Depreciation
    g.  Income taxes
    h.  Pension plans
    i.  Postretirement benefits other than pensions
    j.  Postemployment benefits other than pensions and health care
    k.  Fair value of financial investments
    l. Capitalization matters: common stock; redeemable preferred stock; First Mortgage Bonds, notes payable to banks, commercial paper, and lines of credit
    m.  Segments of business

 2. Nuclear Decommissioning

    In July 1994, the Public Service Commission of Wisconsin (PSCW) issued a generic order covering all utilities in the state that have nuclear generation. This order standardizes certain assumptions to be used in determining nuclear decommissioning liabilities. The order mandates that specific inflation assumptions be determined for the labor, burial, energy, and other components of a site-specific study.

    The Company's share of decommissioning costs for Kewaunee are estimated to be $65 million in current dollars based upon a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. As of June 30, 1994, the accumulated provision for depreciation included accumulated provisions for decommissioning totalling $27 million. Physical decommissioning is expected to occur during the period 2014 to 2021, with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. The Company's share of future year costs of decommissioning are estimated to be expended between the years 2014 to 2050 is $339.2 million.

    The Company is currently addressing the changes in future decommissioning costs as a part of its current rate filing.

 3. Per-Share Amounts

    Earnings per share of common stock computed on the basis of the weighted average of the daily number of shares outstanding for the three-months and for the six-months ended June 30, 1994, were 10,719,812; and for the three-months and six-months ended June 30, 1993, were 10,697,218 shares, respectively.

    Dividends declared and paid per share of common stock for the periods ended June 30, 1994 and 1993, were, respectively: for the three months, $0.465 and $0.455; for the six months, $0.93 and $0.91.

 4. Rate Matters

    In April 1994, the Company announced its intention to reduce electric rates for the test period beginning January 1, 1995, by approximately $5.8 million and freeze natural gas rates for the same time period. The proposed changes would remain in effect through December 31, 1996.

    Hearings will take place on the Company's recent rate filing in September of this year. A decision is expected sometime in late December.

 5. Commitments and Contingencies

    ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG) have both entered into settlements with their gas suppliers concerning take-or-pay provisions of gas supply contracts that are being canceled. Remaining charges applicable to the Company for take-or-pay to ANR are $75,000 including interest. This is being paid to ANR as a fixed charge through July 1, 1995. Also, a volumetric surcharge is being paid to both ANR and NNG. ANR's surcharge is applied through April 1998; NNG's is effective through May 1996. The PSCW has approved procedures whereby the Company is allowed to recover both fixed and volumetric take-or-pay charges in rates.

 6. Supplemental Cash Flow Information

    Cash payments for interest (net of amounts capitalized) and income taxes for the periods ended June 30 were as follows (in thousands of dollars):

                                     Three                    Six
                                 Months Ended            Months Ended
                               1994        1993        1994       1993
      Interest (net of
       amounts capitalized)   $3,781      $3,887      $5,332      $5,679
      Income taxes paid       $5,376      $5,426      $6,001      $6,253

 7.   Regulatory Liability

      Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." The cumulative effect of implementation on net earnings for the six months ended June 30, 1993, was insignificant.

      As a result of applying the provisions of SFAS No. 109, the Company has recorded, at June 30, 1994, a regulatory liability of $25,107,000, which represents the probable future cash flow associated with deferred taxes previously collected from ratepayers.

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

9.    Accounts Receivable

      On June 30, 1994, the Company bought back $15 million of its accounts receivable from a wholly owned subsidiary of The First National Bank of Chicago. The Company sold $15 million of its accounts receivable in December 1990. The Company issued short-term debt for the buyback of its receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during all of the periods ended June 30, 1994. It is anticipated that 1994 construction and nuclear fuel expenditures will be $20 million. The Company also expects to expend and capitalize about $3 million on conservation programs. The Company expects to meet these requirements with internally generated funds and construction fund draw-downs.

Bank lines of credit available to the Company are currently $22 million.

The Company's capitalization ratios were as follows:

                                    June 30, 1994     December 31, 1993

Common Shareholders' Equity . . . .    56.4%                55.3%
Redeemable Preferred Stock*   . . .     1.7                  1.7
Long-term Debt  . . . . . . . . . .    37.7                 36.0
Short-term Debt . . . . . . . . . .     4.2                  7.0

*Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors Service, Inc., and AA by Standard & Poor's Corporation. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

RESULTS OF OPERATIONS

Electric Revenues

The warmer-than-normal weather experienced in this year's second quarter, when compared against the cooler-than-normal weather experienced during last year's second quarter, contributed to increased electric sales, as shown in the table below. As a result, electric revenues for this year's second quarter, when compared to the second quarter of 1993, increased approximately 4 percent. Electric revenues increased approximately 3 percent for the first half of 1994 when compared to the same time period a year ago.

Changes in electric retail sales (MWH), as compared to the same periods the previous year, were as follows:

For the periods ended June 30             Retail Electric Sales

Three Months
 Increase in MWH Sales  . . . . . . . . . . .    37,422
 Percentage Change  . . . . . . . . . . . . .         7%

Six Months
 Increase in MWH Sales  . . . . . . . . . . .    53,219
 Percentage Change  . . . . . . . . . . . . .         5%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Gas Revenues

For the six months ended June 30, 1994, gas revenues increased about
14 percent compared to the same 1993 period. The increase in gas revenues for the six months ended June 30, 1994, can be mostly attributed to the extremely cold first quarter. For the three-months ended June 30, 1994, gas revenues decreased about 8 percent as compared to the same period last year. The decrease in gas revenues for the three-months ended June 30, 1994, is due to a warmer second quarter and recording more transport.

The following table illustrates heating degree days (as measured by the number of degrees the mean daily temperature is below 65 degrees Fahrenheit) as compared to normal and the same periods the previous year.

For the periods ended June 30          1994        Normal        1993

Three Months                            781           875         903
Six Months                            4,791         4,507       4,488

Electric Fuel and Natural Gas Costs

Fuel costs increased for the three-month and six-month periods ended June 30, 1994, versus the same periods in 1993, due mainly to increased demand. Fuel used for electric generation increased approximately 39 percent and 21 percent for the three- and six-month periods, respectively. However, purchased power costs for the same time periods decreased significantly when compared to last year. As a result of lower fuel costs, MGE used more of its generating units to meet power demands. This resulted in a decrease of purchased energy.

The unseasonably warm June caused power demands to increase significantly. During June, the Company set a record for peak demand on June 17 at 551 megawatts for one hour. The old record of 541 megawatts for one hour was set in August of 1993.

Purchased gas costs decreased 11 percent for the three-month period ended June 30, 1994, when compared to the same 1993 period. The decrease is attributed to the 12 percent decrease in the volume of gas purchased. Purchased gas costs are 16 percent higher for the first half of 1994 versus 1993 due mainly to higher volumes of purchased gas to meet increased demand.

Other Items

Interest on long-term debt decreased approximately 8 percent and 10 percent for the three- and six-month periods ended June 30, 1994, as compared to the same periods for 1993. This is attributable in part to the Company's refinancing of several of its First Mortgage bond issues at lower interest rates and the call for redemption of its 8 percent, 1999 Series, First Mortgage bonds.

                PART I.  OTHER INFORMATION

Item 4          Results of Votes of Security Holders

                The Company's Annual Meeting of Shareholders was held on May 9, 1994, in Middleton, Wisconsin. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act.
                The election of nominees for directors of Class II to hold office until 1997 were voted upon by shareholders at the meeting. The table below briefly describes the results of the shareholders' votes.

                Voter results of extending Class II Directors' term until 1997:


                                                        Withhold
                                             For        Authority

                Robert M. Bolz            8,988,514     106,775
                Phillip C. Stark          9,000,426      94,863
                H. Lee Swanson            9,007,421      87,868
                Frank C. Vondrasek        9,001,551      93,738

Item 6 (a)      Exhibits

 Exh. No.       Description of Document

    4 Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee
                (and supplements) reference was provided in the Company's 1993 Annual Report on Form 10-K
                (Commission File No. 0-1125).

Item 6 (b)      Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter for which this report is filed.

Item 12         Ratio of Earnings to Fixed Charges

                                                  Six Months
                                                     Ended
                                                 June 30, 1994

                Earnings
                Income before interest expense      $17,673

                Add:
                Income tax items                      7,169
                Income tax on other income              260
                Amortization of debt discount,
                  premium expense                        87
                Allowance for funds used
                  during construction -
                  borrowed funds                         31
                Interest on rentals                     320

                 Total Earnings                     $25,540

                Fixed Charges:
                Interest on long-term debt           $5,252
                Other interest                          145
                Amortization of debt discount
                  premium expense                        87
                Interest on rentals                     320

                Total Fixed Charges                 $ 5,804

                Ratio of Earnings to Fixed
                  Charges                             4.40x

                              S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MADISON GAS AND ELECTRIC COMPANY
                                            (Registrant)

Date:  August 11, 1994                      /s/ David C. Mebane


                                            David C. Mebane
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)

Date:  August 11, 1994                      /s/ Joseph T. Krzos


                                            Joseph T. Krzos
                                            Vice President - Finance
                                            (Chief Financial and Accounting
Officer)