Form 10-Q
period 1994-09-30
MADISON GAS & ELECTRIC CO
filed 1994-11-14
CIK 61339

_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

Common Stock outstanding at November 14, 1994:  10,719,812 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]   No [ ]

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               MADISON GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
             Consolidated Statements of Income and Retained Income
               (Thousands of Dollars, Except Per-Share Amounts)
                                  (Unaudited)
                                      Three Months Ended   Nine Months Ended
                                           Sept. 30,           Sept. 30,
                                        1994      1993       1994      1993
     STATEMENTS OF INCOME
Operating Revenues (Note 4):
 Electric . . . . . . . . . . . . . .  $43,577   $43,066   $115,273  $112,943
 Gas  . . . . . . . . . . . . . . . .    8,615    10,446     69,424    63,825
   Total Operating Revenues . . . . .   52,192    53,512    184,697   176,768

Operating Expenses:
 Fuel for electric generation . . . .    6,770     6,175     21,009    17,925
 Purchased power  . . . . . . . . . .    4,126     3,718      7,922     8,611
 Natural gas purchased  . . . . . . .    4,669     6,895     44,219    40,873
 Other operations . . . . . . . . . .   13,702    13,606     42,842    41,275
 Maintenance  . . . . . . . . . . . .    2,419     2,695      8,881     9,496
 Depreciation and amortization  . . .    5,610     5,522     16,818    16,275
 Other general taxes  . . . . . . . .    2,114     2,088      6,533     6,216
 Income tax items . . . . . . . . . .    3,995     4,167     11,164    10,392
   Total Operating Expenses . . . . .   43,405    44,866    159,388   151,063

Net Operating Income  . . . . . . . .    8,787     8,646     25,309    25,705
AFUDC - equity funds  . . . . . . . .       36        18         91        45
Other income, net . . . . . . . . . .      423       471      1,519     1,491
Income before interest expense  . . .    9,246     9,135     26,919    27,241

Interest Expense:
 Interest on long-term debt . . . . .    2,645     2,754      7,897     8,586
 Other interest . . . . . . . . . . .      157        75        302       216
 AFUDC - borrowed funds . . . . . . .      (21)      (10)       (51)      (28)
   Net Interest Expense . . . . . . .    2,781     2,819      8,148     8,774

Net Income  . . . . . . . . . . . . .    6,465     6,316     18,771    18,467
Preferred stock dividends . . . . . .      117       121        356       369
Earnings on common stock  . . . . . .  $ 6,348   $ 6,195   $ 18,415  $ 18,098
Earnings per share of common
 stock (Note 3) . . . . . . . . . . .    $0.59     $0.58      $1.72     $1.69

     STATEMENTS OF RETAINED INCOME
Balance at beginning of period  . . .  $74,964   $70,548   $ 72,865  $ 68,380
Earnings on common stock  . . . . . .    6,348     6,195     18,415    18,098
Cash dividends on common stock
 (Note 3) . . . . . . . . . . . . . .   (5,039)   (4,981)   (15,007)  (14,716)
Balance at end of period  . . . . . .  $76,273   $71,762   $ 76,273  $ 71,762

The accompanying notes are an integral part of the above statements.
/TABLE

               MADISON GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            (Thousands of Dollars)
                                  (Unaudited)
                                                      Sept. 30,    Dec. 31,
                                                        1994         1993
          ASSETS
Utility plant, at original cost:
 In service - Electric  . . . . . . . . . . . . . .   $476,318     $466,984
            - Gas . . . . . . . . . . . . . . . . .    162,944      158,458
 Gross plant in service . . . . . . . . . . . . . .    639,262      625,442
 Less accumulated provision for depreciation  . . .   (318,785)    (302,904)
   Net plant in service . . . . . . . . . . . . . .    320,477      322,538
 Construction work in progress  . . . . . . . . . .     14,016       12,251
 Nuclear decommissioning fund (Note 2)  . . . . . .     27,424       25,499
 Nuclear fuel, net  . . . . . . . . . . . . . . . .      6,006        8,305
   Total Utility Plant  . . . . . . . . . . . . . .    367,923      368,593
Other property and investments  . . . . . . . . . .      9,501        9,822

Current Assets
Cash and cash equivalents . . . . . . . . . . . . .        881        1,391
Deposits for jointly owned electric power
 production facilities  . . . . . . . . . . . . . .      1,983        2,787
Accounts receivable, less reserves of $1,240
 and $973, respectively (Note 9)  . . . . . . . . .     21,783       10,593
Unbilled revenue  . . . . . . . . . . . . . . . . .      5,430       11,458
Materials and supplies, at average cost . . . . . .      6,685        7,254
Fossil fuel, at average cost  . . . . . . . . . . .      1,848        3,333
Stored natural gas, at average cost . . . . . . . .      9,118       10,562
Prepaid taxes . . . . . . . . . . . . . . . . . . .      4,246        5,693
Other prepayments . . . . . . . . . . . . . . . . .      1,423        1,126
   Total Current Assets . . . . . . . . . . . . . .     53,397       54,197
Deferred charges  . . . . . . . . . . . . . . . . .     35,828       32,752

   Total Assets . . . . . . . . . . . . . . . . . .   $466,649     $465,364

     CAPITALIZATION AND LIABILITIES
Capitalization (see statement)  . . . . . . . . . .   $321,775     $310,791

Current Liabilities
Preferred stock sinking fund requirements . . . . .        200          100
Interim loans - commercial paper outstanding  . . .     13,500       23,500
Accounts payable  . . . . . . . . . . . . . . . . .     13,750       17,890
Accrued taxes . . . . . . . . . . . . . . . . . . .      3,320        2,056
Accrued interest  . . . . . . . . . . . . . . . . .      3,999        2,810
Other . . . . . . . . . . . . . . . . . . . . . . .      5,211        5,998
   Total Current Liabilities  . . . . . . . . . . .     39,980       52,354
Other Credits
Accumulated deferred income taxes . . . . . . . . .     54,791       54,167
Regulatory liability (Note 7) . . . . . . . . . . .     25,467       25,264
Investment tax credit - deferred  . . . . . . . . .     13,200       13,781
Other . . . . . . . . . . . . . . . . . . . . . . .     11,436        9,007
   Total Other Credits  . . . . . . . . . . . . . .    104,894      102,219
Commitments and Contingencies (Note 5)  . . . . . .          -            -

   Total Capitalization and Liabilities . . . . . .   $466,649     $465,364

The accompanying notes are an integral part of the above balance sheets.

               MADISON GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                   Consolidated Statements of Capitalization
                            (Thousands of Dollars)
                                  (Unaudited)
                                                      Sept. 30,    Dec. 31,
                                                        1994         1993
Common Shareholders' Equity

Common stock - par value $8 per share:
  Authorized 28,000,000 shares
  Outstanding 10,719,812 shares . . . . . . . . . .   $ 85,758     $ 85,758
Amount received in excess of par value  . . . . . .     26,372       26,372
Retained income . . . . . . . . . . . . . . . . . .     76,273       72,865
   Total Common Shareholders' Equity  . . . . . . .    188,403      184,995

Redeemable Preferred Stock, cumulative, $25 par
value, authorized 1,191,000 and 1,199,000 shares,
respectively.  Series E, 8.70%, 212,000 and 220,000
shares outstanding, respectively, less current
sinking fund requirements of $200 and $100,
respectively  . . . . . . . . . . . . . . . . . . .      5,100        5,400

First Mortgage Bonds
5.45%  - 1996 series  . . . . . . . . . . . . . . .      7,920        8,000
7 3/4% - 2001 series  . . . . . . . . . . . . . . .     11,478       11,482
6 1/2% - 2006 series (Pollution Control Revenue
  Bonds, principal amount $8,780, less construction
  fund of $1,599 and $1,556, respectively)  . . . .      7,181        7,224
8.50%  - 2022 series  . . . . . . . . . . . . . . .     40,000       40,000
6.75%  - 2027A series (Industrial Development
  Revenue Bonds, principal amount $28,000, less
  construction fund of $9,443 and $17,426,
  respectively) . . . . . . . . . . . . . . . . . .     18,557       10,574
6.70%  - 2027B series (Industrial Development
  Revenue Bonds)  . . . . . . . . . . . . . . . . .     19,300       19,300
7.70%  - 2028 series  . . . . . . . . . . . . . . .     25,000       25,000

   First Mortgage Bonds Outstanding . . . . . . . .    129,436      121,580

Unamortized discount and premium on bonds, net  . .     (1,164)      (1,184)

   Total First Mortgage Bonds . . . . . . . . . . .    128,272      120,396

   Total Capitalization . . . . . . . . . . . . . .   $321,775     $310,791

The accompanying notes are an integral part of the above statements.

               MADISON GAS AND ELECTRIC COMPANY AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                            (Thousands of Dollars)
                                  (Unaudited)
                                        Three Months Ended  Nine Months Ended
                                             Sept. 30,          Sept. 30,
                                         1994      1993      1994      1993
Operating Activities
Net income  . . . . . . . . . . . . . . $ 6,465   $ 6,316   $18,771   $18,467
Items not affecting working capital:
 Depreciation and amortization  . . . .   5,610     5,522    16,818    16,275
 Deferred income taxes  . . . . . . . .     (86)      521       825     2,262
 Amortization of nuclear fuel . . . . .     858       697     1,953     1,777
 Amortization of investment tax
  credits . . . . . . . . . . . . . . .    (194)     (200)     (581)     (600)
 AFUDC - equity funds . . . . . . . . .     (36)      (18)      (91)      (45)
 Other  . . . . . . . . . . . . . . . .     (82)     (157)      155      (384)
Net Funds Provided from Operations  . .  12,535    12,681    37,850    37,752

Changes in working capital, excluding
cash, sinking funds, maturities, and
interim loans:
 (Increase)/decrease in current
  assets  . . . . . . . . . . . . . . .    (724)   (5,237)      290     4,799
 Increase/(decrease) in current
  liabilities . . . . . . . . . . . . .     476     3,980    (2,474)   (1,216)
Other noncurrent items, net . . . . . .  (2,571)   (4,787)      244    (8,542)
Cash Provided by Operating Activities .   9,716     6,637    35,910    32,793

Financing Activities
Common stock issued . . . . . . . . . .       -       142         -       142
Cash dividends on common and
 preferred stock  . . . . . . . . . . .  (5,156)   (5,102)  (15,363)  (15,085)
Sale of First Mortgage Bonds  . . . . .       -         -         -    25,000
Maturities/redemptions of
 First Mortgage Bonds . . . . . . . . .       -    (8,788)        -   (33,788)
Other increases/(decreases) in
 First Mortgage Bonds . . . . . . . . .       7        18       (64)     (128)
Decrease in preferred stock . . . . . .    (200)     (200)     (200)     (200)
Decrease in bond - construction funds .   3,141     1,159     7,940     4,007
(Decrease)/increase in interim loans  .    (500)   11,500   (10,000)    2,000
Cash Used for Financing Activities  . .  (2,708)   (1,271)  (17,687)  (18,052)

Investing Activities
Additions to utility plant and
 nuclear fuel . . . . . . . . . . . . .  (8,261)   (4,416)  (16,757)  (12,970)
AFUDC - borrowed funds  . . . . . . . .     (21)      (10)      (51)      (28)
Increase in decommissioning fund  . . .    (668)     (764)   (1,925)   (2,195)
Cash Used for Investing Activities  . .  (8,950)   (5,190)  (18,733)  (15,193)

Changes in Cash (Note 6)  . . . . . . .  (1,942)      176      (510)     (452)
Cash at beginning of period . . . . . .   2,823     1,402     1,391     2,030
Cash at end of period . . . . . . . . . $   881   $ 1,578   $   881   $ 1,578

The accompanying notes are an integral part of the above statements.

                       MADISON GAS AND ELECTRIC COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 1994


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

 2. Nuclear Decommissioning

    The Company's share of decommissioning costs for Kewaunee are estimated to be $61 million in current dollars based upon a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. As of September 30, 1994, the accumulated provision for depreciation included accumulated provisions for decommissioning totalling $27 million. Physical decommissioning is expected to occur during the period 2014 to 2021, with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. The Company's share of future year costs of decommissioning are estimated to be expended between the years 2014 to 2050 is $339.2 million.

    The Company is currently addressing the changes in future decommissioning costs as a part of its current rate filing.

 3. Per-Share Amounts

    Earnings per share of common stock computed on the basis of the weighted average of the daily number of shares outstanding for the three months and for the nine months ended September 30, 1994, were 10,719,812; and for the three months and nine months ended September 30, 1993, were 10,702,957 and 10,699,152 shares, respectively.

    Dividends declared and paid per share of common stock for the periods ended September 30, 1994 and 1993, were, respectively: for the three months, $0.47 and $0.465; for the nine months, $1.40 and $1.375.

 4. Rate Matters

    In April 1994, the Company announced its intention to reduce electric rates by approximately $5.8 million and freeze natural gas rates.

    At its open meeting on November 3, 1994, the Public Service Commission of Wisconsin (PSCW) reached a tentative decision on the Company-pending rate case. The PSCW decided to effectively reduce electric rates by $5.1 million and freeze natural gas rates for the test period beginning January 1, 1995. The proposed changes would remain in effect through December 31, 1996. This decision was based on a return on common equity of 11.7 percent.

 5. Commitments and Contingencies

    ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG) have both entered into settlements with their gas suppliers concerning take-or-pay provisions of gas supply contracts that are being canceled. Remaining charges applicable to the Company for take-or-pay to ANR are $28,000 including interest. This is being paid to ANR as a fixed charge through July 1, 1995. Also, a volumetric surcharge is being paid to both ANR and NNG. ANR's surcharge is applied through April 1998; NNG's is effective through May 1996. The PSCW has approved procedures whereby the Company is allowed to recover both fixed and volumetric take-or-pay charges in rates.

 6. Supplemental Cash Flow Information

    Cash payments for interest (net of amounts capitalized) and income taxes for the periods ended September 30 were as follows (in thousands of dollars):

                                    Three                 Nine
                                 Months Ended         Months Ended
                                 1994    1993         1994    1993

         Interest, net of
         amounts capitalized    $1,589  $1,954       $6,920  $7,633

         Income taxes paid      $3,301  $1,501       $9,302  $7,754

 7.   Regulatory Liability

      The regulatory liability of $25,467,000, which represents the probable future cash flow associated with deferred taxes previously collected from ratepayers.

 8.   Accounting Policies

      Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS No. 115 did not have a material effect on the financial position or results of operations of the Company.

 9.   Accounts Receivable

      On June 30, 1994, the Company bought back $15 million of its accounts receivable from a wholly owned subsidiary of The First National Bank of Chicago. The Company sold $15 million of its accounts receivable in December 1990. The Company issued short-term debt for the buy-back of its receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during all of the periods ended September 30, 1994. It is anticipated that 1994 construction and nuclear fuel expenditures will be $24.5 million. The Company also expects to expend and capitalize about $3 million on conservation programs. The Company expects to meet these requirements with internally generated funds. A portion of the Company's electric construction program during this period will be met with construction fund draw-downs.

Bank lines of credit available to the Company are currently $22 million.

The Company's capitalization ratios were as follows:

                                 Sept. 30, 1994     Dec. 31, 1993

   Common Shareholders' Equity        56.2%              55.3%
   Redeemable Preferred Stock*         1.6                1.7
   Long-term Debt                     38.2               36.0
   Short-term Debt                     4.0                7.0

   *Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors Service, Inc., and AA by Standard & Poor's Corporation. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

RESULTS OF OPERATIONS

Electric Revenues

Continued customer growth throughout the service territory led to the increase in electric sales and revenues for both the three and nine months ended September 30, 1994, over the prior year. Electric revenues increased approxi-mately 1 percent for this year's third quarter over last year's. Electric revenues increased approximately 2 percent for the nine months of 1994 when compared to the same time period a year ago.

Changes in electric retail sales (MWH), as compared to the same periods the previous year, were as follows:

   For the periods ended September 30        Retail Electric Sales

   Three Months
     Increase in MWH Sales                          15,657
     Percentage Change                                   2%

   Nine Months
     Increase in MWH Sale                           68,876
     Percentage Change                                   4%

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gas Revenues

For the nine months ended September 30, 1994, gas revenues increased about
9 percent compared to the same 1993 period. The increase in gas revenues for the nine months ended September 30, 1994, is mainly attributable to the extremely cold first quarter of this year. For the three months ended September 30, 1994, gas revenues decreased approximately 18 percent as compared to the same period last year. The decrease in gas revenues is mainly attributable to a shift in a major customer from system rates to transporta-tion rates. Transportation revenues are only recorded on a margin basis, while system revenues are recorded on a total revenue basis.

Electric Fuel and Natural Gas Costs

Fuel and purchased power costs for the three- and nine-month periods ended September 30, 1994, increased 10 and 9 percent, respectively, when compared to the same periods last year. The increase in electric fuel costs for both the three- and nine-month periods is attributable to customer growth and increased electric fuel costs due to the Soo Line Railroad Company strike and increased demand throughout our region, which led to an increase in the cost of energy purchases.

Purchased gas costs are 8 percent higher for the first nine months of 1994 versus 1993 due mainly to the increased demand during the first quarter of this year.

Natural gas purchased for the three-month period ended September 30, 1994, decreased when compared to the same time period a year ago due to the shift of a major customer to transportation service.

Other Items

Interest on long-term debt decreased approximately 4 percent and 8 percent for the three- and nine-month periods ended September 30, 1994, when compared to the same periods for 1993. This is attributable in part to the Company's refinancing of several of its First Mortgage bond issues at lower interest rates and the call for redemption in September 1993 of its 8 percent, 1999 Series, First Mortgage bonds.

                          PART I.  OTHER INFORMATION


Item 6 (a)   Exhibits

 Exh. No.    Description of Document

     4 Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee (and supplements) reference was provided in the Company's 1993 Annual Report on Form 10-K (Commission File No. 0-1125).

    27 Appendix E to Item 601(c) of Regulation S-K: Public Utility Companies Financial Data Schedule UT

Item 6 (b)   Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter for which this report is filed.

Item 12      Ratio of Earnings to Fixed Charges

                                                      Nine Months Ended
                                                       Sept. 30, 1994
             Earnings
             Income before interest expense                $26,919

             Add:
             Income tax items                               11,164
             Income tax on other income                        374
             Amortization of debt discount, premium
              expense                                          130
             Allowance for funds used during
              construction - borrowed funds                     51
             Interest on rentals                               164

             Total Earnings                                $38,802

             Fixed Charges:
             Interest on long-term debt                    $ 7,897
             Other interest                                    302
             Amortization of debt discount premium
              expense                                          130
             Interest on rentals                               164

             Total Fixed Charges                           $ 8,493

             Ratio of Earnings to Fixed Charges              4.57x

                              S I G N A T U R E S


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MADISON GAS AND ELECTRIC COMPANY
                                (Registrant)


Date:  November 14, 1994        /s/ David C. Mebane
                                David C. Mebane
                                Chairman, President and
                                Chief Executive Officer
                                (Duly Authorized Officer)



Date:  November 14, 1994        /s/ Joseph T. Krzos
                                Joseph T. Krzos
                                Vice President - Finance
                                (Chief Financial and Accounting Officer)