Form 10-K405
MADISON GAS & ELECTRIC CO
filed 1995-03-30
CIK 61339

_________________________________________________________________

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

    (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended December 31, 1994

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $343,033,984 based on a closing bid price of $32 on March 1, 1995 (the record date for the Annual
Meeting of Shareholders).

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report, was 10,719,812 of Common Stock, Par Value $8 Per Share.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

-  1994 Annual Report to Shareholders (Parts I, II, and IV)

-  Definitive Proxy Statement filed on March 21, 1995
   (Parts I and III)

                                    PART I

Item 1.  Business.

General Description of Business

The registrant, Madison Gas and Electric Company (the Company), a Wisconsin corporation organized as such in 1896, is a public utility engaged in the generation and transmission of electric energy and in its distribution in Madison and its environs (250 square miles) and in the purchase, transportation, and distribution of natural gas in Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon counties, Wisconsin (1,325 square miles). See Exhibit No. 21 herein for a description of the Company's wholly owned subsidiaries.

The Company is subject to regulation by the Public Service Commission of Wisconsin (PSCW) as to rates, accounts, issuance of securities, plant and transmission line siting, and in other respects. The Federal Energy Regulatory Commission (FERC) has jurisdiction, under the Federal Power Act, over certain accounting practices of the Company and in certain other respects. The Nuclear Regulatory Commission has jurisdiction over the operation of the Kewaunee Nuclear Power Plant (Kewaunee). The Company has a
17.8 percent ownership interest in Kewaunee. The other owners are Wisconsin Public Service Corporation (WPSC), which operates Kewaunee, and Wisconsin Power and Light Company (WPL).

The Company is also subject to regulation with regard to air quality, water quality, and solid waste (see I-5 and I-6) and may be subject to regulation with regard to other environmental matters by various federal, state, and local authorities including the Wisconsin Department of Natural Resources
(DNR), which has jurisdiction over air and water quality, solid and hazardous waste standards, and regulates the electric generating operations of the Company with respect to pollution and environmental control matters. The Company has met the requirements of current environmental regulations. Unknown additional expenditures may be required for pollution control equipment and for the modification of existing plants to comply with future unknown environmental regulations.

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

Electric Operations

At December 31, 1994, the Company supplied electric service to 118,693 customers, of whom 106,087 were located in the cities of Fitchburg, Madison, Middleton, and Monona, and 12,606 in adjacent areas. Of the total number of customers, 103,083 were residential and 15,474 were commercial. For 1994, residential and commercial electric service revenues comprised 35 percent and 53 percent, respectively, of total electric revenues. The remaining electric revenues during 1994 were from industrial sales (6 percent), sales to public authorities including the University of Wisconsin (5 percent), and sales to other utilities (less than 1 percent). The electric operations accounted for 60 percent of the total revenues of the Company.

See Item 2 for a description of the Company's electric utility plant.

The Company is a member of Mid-America Interconnected Network, Inc. (MAIN), a regional reliability group. Membership in this group permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations. MAIN seeks to maintain adequate planning generation reserve margins as a group in the range of 15 to 22 percent.

The electric utility industry faces increasing competitive issues. The PSCW appointed an advisory committee in February 1995 to recommend how the electric utility industry should be changed in Wisconsin to best bring competitive benefits to customers. This committee will evaluate the best ways for customers to receive generation, transmission, distribution, and other energy services in the future. The PSCW will finalize recommendations by December 1995. Issues that require changes in Wisconsin law will be turned over to the state Legislature for debate in 1996.

Fuel supply and generation

The Company estimates that its net kilowatt-hour requirements for 1995 will be provided approximately from the following sources: 67 percent from fossil-fueled steam plants, 24 percent from a nuclear-fueled steam plant, 8 percent from low-cost power purchases, and 1 percent from a combination of natural gas- and oil-fired combustion turbines.

The Company has a 22 percent ownership interest in the Columbia Energy Center (Columbia). The other owners are WPL, which operates Columbia, and WPSC. The first (Columbia I) and second (Columbia II) units at Columbia were placed in commercial operation in 1975 and 1978, respectively. The Columbia co-owners' coal inventory supply for Columbia I and Columbia II was 34 days on December 31, 1994. The co-owners' goal is to maintain a 40-day inventory. Columbia, with two 527-megawatt units, uses coal from the Wyoming-Montana coal fields. One hundred (100) percent of the low-sulfur coal supply for these units comes from the Powder River Basin sources in Montana and Wyoming.

About 200 megawatts of the Company's electric generating capacity is provided by the Blount Generating Station (Blount) (see I-9). The Company is able to burn a variety of coals and natural gas at Blount.

The Kewaunee plant began commercial operation in 1974. The Kewaunee capability factor was 86.6 percent in 1994, compared to a projected industry average of 73.7 percent.

The operating company for Kewaunee is a member of the Institute of Nuclear Power Operations (INPO), an organization of nuclear utilities that promotes excellence in all aspects of nuclear plant operations. INPO manages the accreditation process for industry training programs, which includes periodic accreditation of those training programs by an independent organization, the National Nuclear Accrediting Board (NNAB). All ten accredited training programs at Kewaunee are currently in good standing with the NNAB.

The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. Annual inspections are performed to identify degraded tubes. Degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with approximately a 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the build up of deposits on the tubes affect the heat transfer capability of the steam generators to the point where eventually full power operation is affected. The result will be a gradual decrease in the capacity of the plant. The plant's capacity could be reduced by as much as 20 percent by the year 2013 when the current operating license expires. Currently, the equivalent of approximately 12 percent of the tubes in the steam generators are plugged with no loss of capacity. The co-owners recently completed studies evaluating the economics of replacing the two steam generators at Kewaunee. The studies resulted in the conclusion that the most prudent course of action is to continue operation of the existing steam generators. The co-owners continue to evaluate appropriate repair strategies, including replacement, as well as continued operation of the steam generators without replacement. They also continue to fund the development of welded repair technology for steam generator tubes.

The co-owners continue to evaluate and implement initiatives to improve the performance of Kewaunee, which already performs at above-average levels for the industry. These initiatives include conversion from a 12-month to an 18-month operating cycle beginning in the spring of 1995 and numerous other cost-reduction measures. These initiatives have resulted in approximately a 25 percent reduction in Kewaunee operating and maintenance costs since 1991.

Physical decommissioning of Kewaunee is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2050 related to the storage of spent nuclear fuel at the site. In July 1994, the PSCW issued an order covering all utilities that have nuclear generation. The order standardizes cost escalation assumptions used in determining decommissioning liabilities. Based upon this new methodology and considering other assumption changes, Kewaunee decommissioning costs are estimated to be $357 million in current dollars. The Company's share of Kewaunee decommissioning costs are estimated to be $57 million in 1992 dollars. Decommissioning costs (net of trust fund income) recovered through rates are $3.1 million annually starting in January 1995. Wisconsin utilities operating nuclear generating plants are required by the PSCW to establish external trust funds to provide for the decommissioning of such plants. The estimated fair value of the investments in the funds established by the Company at December 31, 1994, totaled $27 million.

The supply of nuclear fuel for Kewaunee requires the purchase of uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride, and fabrication of the enriched uranium into usable fuel assemblies. After a region (approximately one-third of the nuclear fuel assemblies in the reactor) of spent fuel is removed from the reactor, it is placed in temporary storage for cooling in a spent fuel pool at the plant site. Permanent storage is addressed below. There are presently no operating facilities in the United States reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee follows:

- Requirements for uranium are met through spot or contract purchases. An inventory policy to take advantage of economical spot market purchases of uranium could result in inventories sufficient for three reactor reloads of fuel.

- Uranium hexafluoride from inventory and from spot market purchases was used to satisfy converted material requirements in 1994. The co-owners intend to purchase future conversion services on the spot market.

- In 1994, enriched uranium was procured from COGEMA, Inc., pursuant to a contract executed in 1983 and last amended in 1993. Enrichment services were purchased from the Enrichment Corporation under the terms of the utility services contract which is in effect for the life of Kewaunee. The co-owners are committed to take 70 percent of its annual enrichment requirements in 1995 and in alternate years thereafter from the Enrichment Corporation.

- Fuel fabrication requirements through June 15, 1995, are covered by contract. The co-owners are finalizing a contract for fuel fabrication extending through 2001.

- Beyond the stated periods set forth above, additional contracts for uranium concentrates, conversion to uranium hexafluoride, fabrication, and spent fuel storage will have to be procured. The co-owners anticipate the prices for the foregoing will increase.

Pursuant to the Nuclear Waste Policy Act of 1982, the Department of Energy
(DOE) has entered into a contract with the Kewaunee co-owners to accept, transport, and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will delay the acceptance of spent nuclear fuel beyond 1998. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983, has been assessed by the DOE at one mill per net kilowatt-hour of electricity generated by Kewaunee.
An additional one-time fee was paid to the DOE for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983.

The National Energy Policy Act of 1992 provides that both the federal government and the nuclear utilities fund the decontamination and decommissioning of the three gaseous diffusion plants in the United States. Utility contributions will be collected through a special assessment based on a utility's percentage of uranium enrichment services purchased through the date of enactment compared to total enrichment sales by the DOE. The co-owners of Kewaunee are required to pay approximately $19.2 million in current dollars over a period of 15 years. At December 31, 1994, the remaining liability was $15.4 million of which the Company's share is $2.7 million. The payments are subject to adjustment for inflation.

Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. The co-owners are currently evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of $2.5 million in the early 2000s could provide additional storage sufficient to meet spent fuel storage needs until the expiration of the current operating license in 2013.

The Low-Level Radioactive Waste Policy Act of 1980 specifies that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Low Level Radioactive Waste Compact. The state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In June 1994, the Barnwell, South Carolina, disposal facility, which had been accepting Kewaunee low-level radioactive waste materials, discontinued taking waste materials from outside its region. The co-owners expect to have sufficient storage space of its own to satisfy low-level radioactive waste disposal needs until the Ohio facility accepts low-level radioactive waste materials.

Air quality

Phase 2 of the Federal Clean Air Act amendments of 1990 sets stringent SO2 and nitrogen oxide emission limitations which may result in increased capital and operating and maintenance expenditures. Phase 2 emission compliance strategies could include the following: fuel switching, emission trading, purchased power agreements, new emission control devices, or installation of new fuel-burning technologies and clean-coal technologies. Phase 2 emission compliance strategies and their costs are currently being evaluated. The Company has prevailed in legal proceedings in the United States Court of Appeals for the 7th Circuit against the Environmental Protection Agency (EPA) to require the EPA to award the Company bonus credits for SO2 emissions under the Clean Air Act. The Court of Appeals ordered the EPA to review its disallowance of bonus credits. If the Company prevails, it will receive additional SO2 credits worth between $3 million and $6 million depending on the market price for SO2 credits beginning in 2000.

There is a Wisconsin acid rain law which imposes limitations of SO2 emissions on the major utilities. Blount and the Company's share of Columbia are required to meet a combined SO2 emission rate of 1.20 pounds of SO2 per million Btu. No capital costs are required to meet this standard.

The area surrounding Blount has been declared a nonattainment area for secondary ambient particulate standards by the DNR. The DNR's plan for particulate emissions in secondary nonattainment areas may someday require installation of fugitive dust-control facilities for coal- and ash-unloading operations at Blount.

The federal Clean Air Act amendments of 1990 require certain studies be performed concerning hazardous air emissions from electric utilities. Regulation of power plants for these emissions may occur as a result of these studies. The DNR hazardous air emission regulations currently exempt fossil-fuel combustion.

The Company believes all of its plants to be in full compliance with present air pollution control regulations.

Water quality

The Company is subject to water quality regulation by the DNR. These regulations include both categorical-effluent discharge standards and general water quality standards. The regulations limit discharges from the Company's plants into Lake Michigan and other Wisconsin waters.

The categorical-effluent discharge standards require each discharger to use effluent treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established pursuant to the Federal Water Pollution Control Act. The DNR has published categorical regulations for chemical discharges from steam electric generating plants.

The DNR's water toxics regulations could impose additional discharge limitations on a number of previously unregulated substances. The Company is in compliance with applicable standards.

Solid waste

From 1980 to 1984, the Company disposed of a fly-ash sludge at the Refuse Hideaway Landfill in Middleton, Wisconsin. In October 1992, the EPA placed the Refuse Hideaway Landfill on the national priorities Superfund list of sites requiring clean up under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The scope of liability under CERCLA is very broad.

Although the Company is listed as a potentially responsible party on the DNR's roster of generators for the Refuse Hideaway Landfill and received a general notice of potential liability from the EPA in February 1993, in the opinion of management and legal counsel, the resolution of this matter will not result in any materially adverse effect on the operations or financial position of the Company.

From 1855 through the 1950s, the Company and its predecessors operated a manufactured gas plant at the present site of Blount. The plant used coal and oil to produce a low-Btu gas used primarily for residential cooking and heating. Wastes from the gas manufacturing process included light oils and tars. These materials were either recycled into the gas manufacturing process or sold for other uses such as asphalt manufacturing. The residual tars and oils from the operation of the plant may have impacted the site near the gas holders. The Company has been monitoring the groundwater and soils in cooperation with the DNR for several years. In the opinion of management and legal counsel, the resolution of this matter will not result in any materially adverse effect on the operations or financial position of the Company.

The City of Madison has identified the Company as one of many possible potential responsible parties for the remediation of the Demetral Landfill. Waste materials disposed of at the site by the Company consisted of fly ash and bottom ash from the combustion of coal to generate electricity. The Company and many others used the landfill in the early 1950s. The Company has the potential to incur liability costs associated with its use of this landfill. In the opinion of management and legal counsel, the resolution of this matter will not result in any materially adverse effect on the operations or financial position of the Company.

Gas Operations

On December 31, 1994, the Company supplied natural gas service to 100,128 customers in the cities of Elroy, Madison, Middleton, Monona, Fitchburg, Lodi, Verona, and Viroqua; 21 villages; and all or parts of 37 townships. Revenues received from residential and commercial customers accounted for 54 and 35 percent, respectively, of the total gas revenues for 1994. The gas operations accounted for 39 percent of the total revenues of the Company. Revenues from transportation service accounted for 1.0 percent of the total gas revenues for 1994. Sales and revenues from best-efforts rate schedules accounted for 9 and 6 percent of total retail sales and revenues, respectively.

The Company has the ability to peak shave through use of a propane-air gas manufacturing plant for which it had on hand adequate fuel supplies for its peak-shaving requirements during the 1994 to 1995 heating season. In addition, the Company can curtail gas deliveries to its interruptible customers. Approximately 16 percent of gas sold in 1994 was sold to interruptible customers.

Gas supply

The Company has physical interconnections with both ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). Deliveries are received at four gate stations on ANR and at one gate station from NNG. Interconnections with two major pipelines provide for competition in interstate pipeline service and a more reliable and economical supply mix including gas from Canada and the United States Mid-continent and Gulf/Offshore regions.

A total of 5,576,600 dekatherms can be injected into ANR's storage fields from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season of November 1 through March 31. ANR's storage fields are located in Michigan. Use of storage provides the Company with the ability to purchase gas supplies during the summer season when prices are normally lowest and withdraw these supplies during the winter season when gas prices are typically higher. Storage allows the Company greater ability to meet daily load fluctuations.

During the winter months, when the demand of its customers is highest, the Company is primarily concerned with meeting its obligation to its firm customers. Long-term firm supply contracts, supplies in storage injected during the summer, and firm supplies purchased for the winter period are utilized to meet customer demand. These gas supplies are contracted for prior to the heating season so price levels can be locked in to assure reliability of supply and stability in pricing.

The heating season starting November 1994 through March 1995 was unseasonably warm. This created a surplus of gas impacting the marketplace which decreased the price of natural gas supplies overall. This resulted in savings to the Company's customers. During the summer when customer demand and supply cost is typically the lowest, long-term firm supply contracts and spot market purchases are utilized to meet customer demand.

Regarding transportation of supply, the Company has firm transportation service on ANR for a maximum daily quantity of 55,367 dekatherms. The Company's NNG maximum daily quantity for firm transportation service is 48,719 dekatherms during the winter and 34,024 dekatherms during the summer. The Company also holds 2,389 dekatherms of firm transportation service into Viroqua's NNG gate station and 1,500 dekatherms of firm transportation service into its new service territory in Crawford County.

General

The Company's business is seasonal to the same extent as other upper Midwest electric and natural gas utilities.

The Company had 683 permanent employees at December 31, 1994.

Information regarding Company executive officers is included under Item 10 of this report, page III-1, which information is incorporated herein by reference.

Item 2.  Properties.

The following table presents the generating capability in service at December 31, 1994:

               Commercial                         Net Capability  No. of
   Plants      Operation Date        Fuel           (Megawatt )   Units
Steam Plants
  Columbia     1975 & 1978      Low-Sulfur Coal     231(1)(2)       2
  Kewaunee     1974             Nuclear              94(1)(3)       1
  Blount       1957 & 1961      Coal/Gas             99             2
  (Madison)    1938 & 1942      Gas/Coal             38             2
               1949             Coal/Gas             22             1
               1964 - 1968      Gas/Oil              34             4
Combustion
  Turbines     1964 - 1973      Gas/Oil              90             5
Total                                               608

(1)   Base load generation.
(2)   Company's 22% share of two 525-mw units located near Portage, Wis.
(3)   Company's 17.8% share of 525-mw unit located near Kewaunee, Wis.

Major electric transmission and distribution lines and substations in service at December 31, 1994, are as follows:

                                            Miles
          Lines               Overhead Lines    Underground Lines
      Transmission:
        345 kV                      124                  -
        138 kV                       96                  3
         69 kV                       66                 18
      Distribution:
        13.8 kV and under         1,076                636

         Substations          Installed Capacity (KVA)
      Transmission (22)              4,132,350
      Distribution (33)                361,700

Gas facilities include 1,750 miles of distribution mains and one propane air plant capable of producing a maximum daily capacity of 9,000 dekatherms of natural gas equivalent.

Item 3.  Legal Proceedings.

None.

Item 4.  Results of Votes of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

The principal market in which the common stock of the Company is traded is the NASDAQ National Market System (NASDAQ) under the symbol MDSN. The approximate number of stockholders of record on February 1, 1995, was 16,238. The Company's transfer agent and registrar is Harris Trust and Savings Bank, Chicago, Illinois. The high and low sales prices for the common stock on NASDAQ and the dividends paid per common share for each quarter for the past two fiscal years are shown below:

                        Common Stock Price Range      Dividends Per Share
                                  1994                       1994
                         High              Low

First quarter ........  $34 1/4          $31                $0.465
Second quarter .......  $33 3/4          $31 3/4            $0.465
Third quarter ........  $35              $31 3/4            $0.47
Fourth quarter .......  $33 3/4          $31 3/4            $0.47

                        Common Stock Price Range      Dividends Per Share
                                  1993                       1993
                         High              Low

First quarter ........  $35 1/2          $30 1/4            $0.455
Second quarter .......  $35 1/4          $32 3/4            $0.455
Third quarter ........  $36 3/4          $32 3/4            $0.465
Fourth quarter .......  $36 1/2          $32 3/4            $0.465

Item 6.  Selected Financial Data.

For the years ended December 31,        1994       1993       1992       1991       1990
(In thousands of dollars, except
per-share amounts)
Summary of Operations
Operating Revenues:
  Electric .......................... $149,665   $147,201   $142,646   $146,378   $140,493
  Gas ...............................   95,307     96,932     85,356     85,822     80,075
   Total ............................  244,972    244,133    228,002    232,200    220,568
Operating Expenses ..................  187,469    187,717    172,049    173,419    165,988
Other General Taxes .................    8,619      8,222      8,107      7,872      7,574
Income Tax Items ....................   14,822     13,964     12,784     14,535     12,208
   Net Operating Income .............   34,062     34,230     35,062     36,374     34,798
Other Income (including allowance for
  funds used during construction) ...    2,146      2,118      2,210      1,242      1,512
   Income Before Interest Expense ...   36,208     36,348     37,272     37,616     36,310
Interest Expense ....................   11,197     11,673     13,465     12,736     14,281
   Net Income .......................   25,011     24,675     23,807     24,880     22,029
Preferred Dividends .................      471        489        506        524        541

   Earnings on Common Stock ......... $ 24,540   $ 24,186   $ 23,301   $ 24,356   $ 21,488

Average Shares Outstanding <F1>......   10,720     10,704     10,697     10,696     10,530
  Earnings Per Share <F1>............    $2.29      $2.26      $2.18      $2.28      $2.04
  Dividends Paid Per Share <F1>......    $1.87      $1.84      $1.79      $1.75      $1.72

  Ratio of Earnings to Fixed
    Charges <F2>.....................     4.49       4.15       3.60       3.88       3.24

At December 31,

Assets
Electric ............................ $323,870   $328,048   $325,510   $330,136   $331,609
Gas .................................  118,210    114,626    106,837    104,381    104,270
Assets not allocated ................   45,679     22,690     20,390     20,548     14,455
  Total ............................. $487,759   $465,364   $452,737   $455,065   $450,334

Capitalization
Common Shareholders' Equity ......... $189,489   $184,995   $180,367   $176,213   $170,168
Redeemable Preferred Stock ..........    5,100      5,400      5,600      5,800      6,000
Long-term Debt ......................  130,800    120,396    122,363    124,859    135,813
Short-term Debt .....................   28,600     23,500     17,000      5,600      2,100
  Total Capitalization .............. $353,989   $334,291   $325,330   $312,472   $314,081

<F1> Average shares outstanding and per share amounts have been restated to reflect a three-for-two stock split effective January 2, 1992.
<F2> For the purpose of computing the ratio of earnings to fixed charges, earnings have been calculated by adding to income before interest expense, current and deferred federal and state income taxes, investment tax credits deferred and restored charged (credited) to operations, and the estimated interest component of rentals.  Fixed charges represent interest expense, amortization of debt discount, premium and expense, and the estimated interest component of rentals.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Earnings overview

In 1994, earnings per share of Madison Gas and Electric Company's (the Company) common stock were $2.29, an increase of 1.3 percent compared to the $2.26 earned in 1993. The colder weather conditions during the first quarter of 1994 contributed to increases in natural gas deliveries. Gas and electric sales were positively impacted by an increase in customer base. Other factors that led to improved earnings were holding operating expenses to 1993 levels and a reduction in interest costs from 1993.

Electric sales and revenues

Electric retail sales for 1994 increased 4.0 percent from 1993. The electric sales breakdown by customer class is shown in the table below. The increase in electric sales for 1994 over 1993 is attributable to a 1.4 percent increase in electric retail customers. Also, the addition of a large, base-load industrial customer helped increase sales. As a result, revenues increased
1.7 percent in 1994 as compared to 1993. Electric base rates were reduced in June 1993 by 2.9 percent on an annual basis.

In 1993, electric retail sales increased 5.2 percent from 1992, due in part to warmer weather experienced in the third quarter of 1993. Total electric revenues increased 3.2 percent in 1993 versus 1992, which reflects the June 1993 rate decrease.

Gas sales and revenues

Gas delivered to the customers for 1994 increased 6.3 percent from 1993. The breakdown of gas deliveries by customer class is shown in the table below.
The extremely cold first quarter of 1994 helped bolster gas deliveries. The average temperature for the first quarter of 1994 was 5 degrees (Fahrenheit) colder than the first quarter of 1993, and 4 degrees colder than normal. Also contributing to the increase in gas deliveries is the increase in the gas customer base, due in part to the Company's expansion of its gas service territory in western Wisconsin. The customer base increased 3.1 percent in 1994 when compared to 1993. Gas base rates were reduced in June 1993 by
1.6 percent on an annual basis.

In 1993, both gas deliveries and revenues increased from 1992 due to cooler weather conditions, a shift in a major customer from transportation rates (which is not counted as a system sale) to system rates, and an increase in customers as a result of the acquisition of two gas utilities in western Wisconsin.
                            1994                1994
                       Electric Sales      Gas Deliveries
Residential..........       26.6%               40.7%
Commercial...........       56.7%               35.6%
Industrial...........        8.7%                3.9%
Other................        8.0%                9.0%
Transport............          -                10.8%
 Total...............      100.0%              100.0%

Electric fuel and natural gas costs

The Company relied more on its generating units and purchased less energy in 1994 versus 1993 due to lower fuel costs. This resulted in an increase of
13.2 percent in fuel used for 1994 when compared to 1993 and a decrease in purchased energy of 10.5 percent for the same period (see net generation table below). During June 1994, the Company set a record for peak demand at 551 megawatts for one hour.

Natural gas costs decreased 4.5 percent in 1994 as compared to 1993. The decrease is mainly attributed to lower natural gas costs per therm in the fourth quarter of 1994, resulting from the unseasonably warm weather experienced. A shift in a major customer from system service to transportation service, which is only recorded on a margin basis, also contributed to the decrease in natural gas costs.

           1994                                    1994
      Net Generation                     Distribution of Revenues

Coal..............   55.6%          O&M Expenses.................   28%
Nuclear...........   26.2%          Purchased Gas................   24%
Purchased Power...   16.4%          Fuel - Electric Generation
Gas...............    1.6%           and Purchased Power.........   15%
Other.............    0.2%          Taxes and Other..............   10%
 Total............  100.0%          Net Income...................   10%
                                    Depreciation.................    9%
                                    Interest.....................    4%
                                     Total.......................  100%

Other items

Operations and maintenance expenses for 1994, in aggregate, remained at the same approximate level as last year, while depreciation expense increased
2.7 percent in 1994 from 1993. The increase in depreciation expense is mainly due to additional plant-in-service.

Income taxes charged to operations increased 6.1 percent in 1994 from 1993 because of higher taxable income combined with decreased income statement benefits from amortization of excess deferred taxes, previously collected from customers, at tax rates higher than the current statutory rate (35 percent).

Interest on long-term debt decreased 5.7 percent in 1994 from 1993, which is attributable to the Company's repurchase of its 8 percent, 1999 series, First Mortgage Bonds in October 1993. Other interest increased in 1994 when compared to 1993 due to a higher level of commercial paper outstanding throughout 1994 (see Notes 1i and 2c).

Electric and gas operations outlook

Over the next five-year period ending December 31, 1999, the Company anticipates electric sales to grow at a compound annual rate of approximately
1.5 percent assuming moderate growth in the service territory and normal weather. The Company is in a favorable position for a deregulated market because of its competitive electric rates and its low percentage of industrial customers.

Natural gas deliveries are estimated to grow at a compound annual rate of
2.0 percent, subject to variables such as weather and the economy. The Company will continue efforts to expand its gas service territory and its unregulated gas marketing activities.

Liquidity and Capital Resources

Capital resources

The Company's liquidity is primarily affected by the requirements of its ongoing construction program. During 1994, all of the Company's construction and nuclear fuel expenditures were provided for by internally generated cash. A portion of the electric construction program during 1994 was satisfied through construction fund draw-downs. For the five-year period ending December 31, 1999, the Company estimates that internally generated cash will provide, on average, over 100 percent of the utilities plant and nuclear fuel expenditures.

Capital requirements

In 1994, capital expenditures increased approximately $3 million as compared to 1993. This is due in part to the significant increased capital expenditures for the new gas service territories in western Wisconsin. It is anticipated that 1995 construction and nuclear fuel expenditures will be $25 million, and the expenditures for the years 1996 through 1999 are expected to remain at similar levels. Through these expenditures, the Company will have efficient, up-to-date facilities for providing reliable service to customers and for meeting their future energy needs.

The Company has been able to delay building any new generating facilities through efficient Demand-Side Management Programs and aggressively pursuing purchase power contracts to meet future energy demands. The Company negotiated a purchased power agreement with Dairyland Power Cooperative that provides for the purchase of 40 megawatts of electric capacity during the years 1996 to 2000.

Expenditures for construction and nuclear fuel estimated for 1995, actual for 1994, and the average for the three-year period 1991 to 1993 are shown below:

For the years ended December 31:
(Thousands of dollars)           1995                         Annual Average
                               Estimated          1994          1991 - 1993
Electric
 Production................ $ 3,446   13.8%  $ 1,777    6.7%  $ 3,018   15.1%
 Transmission..............   1,078    4.3     2,045    7.7     1,726    8.7
 Distribution and General..   9,284   37.1     8,680   32.9     7,316   36.7
 Nuclear Fuel..............   3,616   14.5     3,427   13.0     2,550   12.8
    Total Electric.........  17,424   69.7    15,929   60.3    14,610   73.3
Gas........................   4,382   17.5     9,072   34.3     3,737   18.7
Common.....................   3,194   12.8     1,428    5.4     1,602    8.0
    Total.................. $25,000  100.0%  $26,429  100.0%  $19,949  100.0%

Inflation

The current financial statements report operating results in terms of historical cost. Even though the statements provide a reasonable, objective, quantifiable statement of financial results, they do not evaluate the impact of inflation. For ratemaking purposes, projected normal operating costs include impacts of inflation which are recoverable in revenues. However, electric and gas utilities, in general, are adversely impacted by inflation because depreciation of utility plant is limited to the recovery of historical costs. Thus, cash flows from the recovery of existing utility plant may, to a certain extent, not be adequate to provide replacement of plant investment.

Environmental and legislative issues

The Federal Clean Air Act as amended in 1990 will have a major impact on many electric utilities. However, the Company does not anticipate that Phase I of the Act, effective in 1995, will have any major impact on operations. The Company is also confident that if capital investments are required at some future date, the Company will receive timely recovery of such costs. The Company believes that fuel switching will be the effective strategy to follow to meet Phase II of the Act.

In 1992, the National Energy Policy Act (Act) was enacted. Generally, the Act promotes energy efficiency, a clean environment, and increased competition in the electric generation and bulk transmission areas. The Company is actively engaged in each of these areas. Wisconsin is a world leader in promoting energy efficiency, adherence to strict environmental principles, and competition for both generation and transmission. The utilities industry is expected to see changes through increased competition. New regulations have encouraged competition and are leading the way toward a deregulated market. This competition could have a significant impact on the Company. The Company is positioning itself to succeed in such an environment.

On April 8, 1992, the FERC issued Order 636. Order 636 requires all companies with natural gas pipelines to separate natural gas sales service from transmission service. It also requires these pipelines to offer flexibility to parties contracting for service.

Following the issuance of Order 636, ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG), the Company's pipeline suppliers, made filings at FERC to comply with Order 636. The Company played an active role negotiating with both pipelines to achieve the greatest benefit for its customers. Effective November 1, 1993, ANR and NNG's services that comply with Order 636 went into effect. The services that the Company has contracted for have met the needs of its customers reliably and economically.

Capitalization matters

At December 31, 1994, bank lines of credit available to the Company were $32 million. The bank lines are generally used to support commercial paper issued, which represents a primary source of short-term financing. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's Investors Service and Standard & Poor's Corporation.

The Company's existing bonds are rated AA by Standard & Poor's and Aa2 by Moody's Investors Service.

Capitalization ratios are shown in the Summary of Selected Financial and Operating Data on page 29. Under the Company's Automatic Dividend Reinvestment and Stock Purchase Plan, in 1993 and 1994 the Company has purchased all of its shares of common stock on the open market. The Company anticipates it will be able to meet its construction requirements, reduce short-term debt, and meet sinking fund debt requirements with internally generated funds and construction fund draw-downs over the next three years.

Acquisition of American Energy Management, Inc.

On January 3, 1995, the Company purchased American Energy Management, Inc.
(AEM), a national energy marketing firm that provides gas marketing, energy management, energy auditing, and conservation services to customers in ten states. AEM, a subsidiary of Great Lakes Energy Corp. (GLENCO), serves mostly small- to medium-sized companies. GLENCO, a wholly-owned subsidiary of the Company, markets excess gas supplies and pipeline capacity to commercial and industrial customers.

Item 8.  Financial Statements and Supplementary Data.

Index of Consolidated Financial Statements, Footnotes, and Supplementary Data

-  Responsibility for Financial Statements  . . . . . . . . . . . . . . . F-1

-  Report of Independent Accountants  . . . . . . . . . . . . . . . . . . F-2

-  Report of Independent Public Accountants . . . . . . . . . . . . . . . F-2a

-  Consolidated Statements of Income and Retained Income  . . . . . . . . F-3

-  Consolidated Statements of Cash Flow . . . . . . . . . . . . . . . . . F-4

-  Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . F-5

-  Consolidated Statements of Capitalization  . . . . . . . . . . . . . . F-6

-  Notes to Consolidated Financial Statements . . . . . . . . . . . F-7 - F-15


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

The Report of Independent Accountants on the financial statements by Coopers & Lybrand L.L.P. appears on page F-2. The responsibility of the independent accountants is limited to the audit of the financial statements presented and the expression of an opinion as to their fairness.

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



/s/ Joseph T. Krzos
Joseph T. Krzos
Vice President - Finance

Report of Independent Accountants


To the Shareholders and Board of Directors,
Madison Gas and Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of MADISON GAS AND ELECTRIC COMPANY and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and retained income and cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Gas and Electric Company and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.



Milwaukee, Wisconsin
February 10, 1995                         COOPERS & LYBRAND L.L.P.

Report of Independent Public Accountants


To the Shareholders and Board of Directors,
Madison Gas and Electric Company:

We have audited the accompanying consolidated balance sheet and statement of capitalization (not presented herein) of MADISON GAS AND ELECTRIC COMPANY (a Wisconsin Corporation) and subsidiaries as of December 31, 1992, and the related consolidated statements of income, retained income, and cash flows for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Madison Gas and Electric Company and subsidiaries as of December 31, 1992, and the consolidated results of their operations and their cash flows for the year ended December 31, 1992, in conformity with generally accepted accounting principles.



Chicago, Illinois
February 12, 1993                         ARTHUR ANDERSEN LLP

Consolidated Statements of Income and Retained Income

For the years ended December 31                        1994         1993         1992
(Thousands of dollars, except per-share amounts)
          Statements of Income

Operating Revenues (Notes 1b and 3)
  Electric........................................   $149,665     $147,201     $142,646
  Gas.............................................     95,307       96,932       85,356
      Total Operating Revenues....................    244,972      244,133      228,002

Operating Expenses
  Fuel used for electric generation (Note 1d).....     26,167       23,125       26,062
  Purchased power.................................     10,015       11,190        6,378
  Natural gas purchased...........................     59,693       62,479       53,169
  Other operations................................     56,795       56,103       52,469
  Maintenance.....................................     12,416       13,029       12,544
  Depreciation and amortization (Note 1g).........     22,383       21,791       21,427
  Other general taxes.............................      8,619        8,222        8,107

  Income taxes (Note 1h)..........................     14,822       13,964       12,784
      Total Operating Expenses....................    210,910      209,903      192,940
Net Operating Income..............................     34,062       34,230       35,062
  Allowance for funds used during construction -
    equity funds (Note 1c)........................        132           81           42
  Other income, net...............................      1,939        1,988        2,139
      Income Before Interest Expense..............     36,133       36,299       37,243
Interest Expense
  Interest on long-term debt......................     10,558       11,195       13,249
  Other interest (Note 2c)........................        639          478          216
  Allowance for funds used during construction -
    borrowed funds (Note 1c)......................        (75)         (49)         (29)
      Net Interest Expense........................     11,122       11,624       13,436
Net Income........................................     25,011       24,675       23,807
Preferred stock dividend requirements.............        471          489          506
Earnings on Common Stock..........................   $ 24,540     $ 24,186     $ 23,301
Earnings Per Share of Common Stock
(Average shares outstanding--10,719,812,
10,703,558, and 10,697,218, respectively).........      $2.29        $2.26        $2.18


          STATEMENTS OF RETAINED INCOME

Balance--Beginning of Year........................    $72,865      $68,380      $64,226
Add - Net income..................................     25,011       24,675       23,807
Deduct - Cash dividends on common stock...........    (20,046)     (19,701)     (19,147)
       - Preferred stock dividend.................       (471)        (489)        (506)
Balance--End of Year..............................    $77,359      $72,865      $68,380

The accompanying notes are an integral part of the above statements.

Consolidated Statements of Cash Flow

For the years ended December 31                       1994         1993         1992
(Thousands of dollars)
Operating Activities
  Net income.......................................  $25,011      $24,675      $23,807
  Income items not affecting working capital
    Depreciation and amortization..................   22,383       21,791       21,427
    Deferred income taxes..........................    2,428        3,255        2,563
    Amortization of nuclear fuel...................    2,803        2,486        2,997
    Amortization of investment tax credits.........     (783)        (803)        (759)
    Allowance for funds used during construction -
      equity funds.................................     (132)         (81)         (42)
    Other..........................................      994         (462)         303
      Net Funds Provided from Operations...........   52,704       50,861       50,296

  Changes in working capital, excluding cash
  equivalents, sinking funds, maturities, and
  interim loans -
    (Increase)/decrease in current assets..........  (10,789)      (4,647)       3,380
    Decrease in current liabilities................   (2,127)      (2,941)      (2,738)

  Other noncurrent items, net......................    1,171       (1,878)     (11,358)

      Cash Provided by Operating Activities........   40,959       41,395       39,580

Financing Activities
  Common stock issued..............................        -          143            -
  Cash dividends on common and preferred stock.....  (20,517)     (20,190)     (19,653)
  Sale of First Mortgage Bonds.....................        -       25,000       59,300
  Maturities/redemptions of First Mortgage Bonds...        -      (33,788)     (74,464)
  Other decreases in First Mortgage Bonds..........      (58)        (122)        (858)
  Decrease in preferred stock......................     (200)        (200)        (200)
  Decrease in bond construction funds, net.........   10,892        6,943        3,526
  Increase in interim loans........................    5,100        6,500       11,400
     Cash Used for Financing Activities............   (4,783)     (15,714)     (20,949)

Investing Activities
  Additions to utility plant and nuclear fuel......  (26,429)     (23,648)     (16,364)
    Allowance for funds used during construction -
      borrowed funds...............................      (75)         (49)         (29)
  Increase in decommissioning fund.................   (2,316)      (2,399)      (2,273)
     Cash Used for Investing Activities............  (28,820)     (26,096)     (18,666)

Change in Cash and Cash Equivalents (Note 6).......    7,356         (415)         (35)
  Beginning of period..............................    4,178        4,593        4,628
  Cash and cash equivalents - end of period
  (Note 1f)........................................  $11,534      $ 4,178      $ 4,593

The accompanying notes are an integral part of the above statements.

Consolidated Balance Sheets

At December 31                                                  1994         1993
(Thousands of dollars)
                    Assets

Utility Plant, at original cost (Note 1c)
  In service--Electric (Note 1e)..........................    $479,346     $466,984
            --Gas.........................................     167,710      158,458
      Gross Plant in Service..............................     647,056      625,442
  Less--Accumulated provision for depreciation (Note 1g)..    (323,511)    (302,904)
      Net Plant in Service................................     323,545      322,538
  Construction work in progress...........................      11,920       12,251
  Nuclear decommissioning fund (Note 1g)..................      27,815       25,499
  Nuclear fuel, net (Note 1d).............................       8,386        8,305
      Total Utility Plant.................................     371,666      368,593

Other Property and Investments............................       9,843        9,822

Current Assets
  Cash and cash equivalents (Note 1f).....................      11,534        4,178
  Accounts receivable, less reserves of $921 and $973,
    respectively (Note 1i)................................      25,998       10,593
  Unbilled revenue (Note 1b)..............................      10,411       11,458
  Materials and supplies, at average cost.................       6,424        7,254
  Fossil fuel, at average cost............................       2,130        3,333
  Stored natural gas, at average cost.....................       8,551       10,562
  Prepaid taxes...........................................       5,838        5,693
  Other prepayments.......................................       1,456        1,126
     Total Current Assets.................................      72,342       54,197
Deferred Charges..........................................      33,908       32,752
      Total Assets........................................    $487,759     $465,364

            Capitalization and Liabilities

Capitalization (see statement) (Note 2)...................    $325,389     $310,791

Current Liabilities
  Long-term debt sinking fund requirements (Note 2b)......         430            -
  Preferred stock sinking fund requirements...............         200          100
  Interim loans - commercial paper outstanding (Note 2c)..      28,600       23,500
  Accounts payable........................................      18,360       17,890
  Accrued taxes...........................................       1,143        2,056
  Accrued interest........................................       2,803        2,810
  Other...................................................       4,327        5,998
     Total Current Liabilities............................      55,863       52,354

Other Credits
  Accumulated deferred income taxes (Note 1h).............      56,595       54,167
  Regulatory liability (Note 1h)..........................      25,204       25,264
  Investment tax credit deferred (Note 1h)................      12,998       13,781
  Other...................................................      11,710        9,007
     Total Other Credits..................................     106,507      102,219

Commitments (Note 4)......................................           -            -
      Total Capitalization and Liabilities................    $487,759     $465,364

The accompanying notes are an integral part of the above balance sheets.

Consolidated Statements of Capitalization

At December 31                                                     1994         1993
(Thousands of Dollars)
Common Shareholders' Equity
  Common stock--Par value $8 per share
    Authorized:  28,000,000 shares
    Outstanding:  10,719,812 shares...........................   $ 85,758     $ 85,758
  Amount received in excess of par value......................     26,372       26,372
  Retained income.............................................     77,359       72,865
      Total Common Shareholders' Equity.......................    189,489      184,995

Redeemable Preferred Stock, cumulative, $25 par value,
    authorized 1,191,000 and 1,199,000 shares,
    respectively (Note 2a)
  Series E, 8.70%, 212,000 and 220,000 shares
    outstanding, respectively, less current sinking
    fund requirements of $200 and $100, respectively..........      5,100        5,400

First Mortgage Bonds
  5.45%, 1996 Series..........................................      7,920        8,000
  7 3/4%, 2001 Series.........................................     11,478       11,482
  6 1/2%, 2006 Series,
    Pollution Control Revenue Bonds,
    principal amount $8,780, less construction fund of
    $1,618 and $1,556, respectively...........................      7,162        7,224
  8.50%, 2022 Series..........................................     40,000       40,000
  6.75%, 2027A Series,
    Industrial Development Revenue Bonds,
    principal amount $28,000, less construction
    fund of $6,472 and $17,426, respectively..................     21,528       10,574
  6.70%, 2027B Series,
    Industrial Development Revenue Bonds......................     19,300       19,300
  7.70%, 2028 Series..........................................     25,000       25,000
    First Mortgage Bonds Outstanding..........................    132,388      121,580
  Unamortized discount and premium on bonds, net..............     (1,158)      (1,184)
  Long-term debt sinking fund requirement (Note 2b)...........       (430)           -
      Total First Mortgage Bonds..............................    130,800      120,396

     Total Capitalization.....................................   $325,389     $310,791

The accompanying notes are an integral part of the above statements.

Notes to Consolidated Financial Statements

December 31, 1994, 1993, and 1992

 1.  Summary of Significant Accounting Policies

     The consolidated financial statements reflect the application of certain accounting policies described in this note. Certain reclassifications, not affecting income, have been made to amounts reported in prior years to conform with presentations used in 1994.

a.   Basis of consolidation

     The financial statements include the accounts of Madison Gas and Electric Company and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

b.   Revenue recognition

     The Company records unbilled revenue on the basis of service rendered. Gas revenues are subject to adjustment clauses related to periodic changes in the cost of gas.

c.   Utility plant

     Utility plant is stated at the original cost of construction, which includes indirect costs consisting of payroll taxes, pensions, post retirement benefits, other fringe benefits, administrative and general costs, and an allowance for funds used during construction (AFUDC).

     AFUDC represents the approximate cost of debt and equity capital devoted to plant under construction. The Company presently capitalizes AFUDC at a rate of 10.62 percent on 50 percent of construction work in progress. The AFUDC rate approximates the Company's cost of capital. The portion of the allowance applicable to borrowed funds is presented in the Consolidated Statements of Income as a reduction of interest expense, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

     Substantially, all of the Company's utility plant is subject to a first mortgage lien.

d.   Nuclear fuel

     The cost of nuclear fuel used for electric generation is being amortized to fuel expense and recovered in rates based on the quantity of heat produced for the generation of electric energy by the Kewaunee. Such cost includes a provision for estimated future disposal costs of spent nuclear fuel. The Company currently pays disposal fees to the Department of Energy based on net nuclear generation. The Company has recovered through rates and satisfied its known fuel disposal liability for past nuclear generation.

     The National Energy Policy Act enacted in 1992 contains a provision for all utilities that have used federal enrichment facilities to pay a special assessment for decontamination and decommissioning for these facilities. This special assessment will be based on past enrichment, and the Company has accrued and deferred an estimate of $2.7 million for the Company's portion of the special assessment. The Company believes all costs will be recovered in future rates.

e.   Joint plant ownership

     The Company and two other Wisconsin investor-owned utilities jointly own two electric generating facilities, which account for 54 percent (325 mw) of the Company's net generating capability. Power from the facilities is shared in proportion to the companies' ownership interests. The Company's interests are 22 percent (232 mw) of the coal-fired Columbia Energy Center (Columbia) and 17.8 percent (93 mw) of Kewaunee. Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. The Company's portions of these facilities, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31, were as follows:

                                  Columbia                Kewaunee
(Thousands of dollars)         1994       1993         1994       1993

Utility plant..............  $ 85,092   $ 84,620     $ 57,534   $ 56,872
Accumulated depreciation...   (44,238)   (41,550)     (32,793)   (31,405)
   Net Plant...............  $ 40,854   $ 43,070     $ 24,741   $ 25,467

f.   Cash and cash equivalents

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short maturity of these items.

g.   Depreciation

     Provisions at composite straight-line depreciation rates, excluding decommissioning costs as discussed as follows, approximate the following percentages of the cost of depreciable property: electric, 3.3 percent in 1994, 3.5 percent in 1993, and 3.3 percent in 1992; gas, 3.5 percent in 1994 through 1992, respectively. Depreciation rates are approved by the PSCW and are generally based on the estimated economic lives of property.

     External trust funds have been established for costs associated with the future decommissioning of Kewaunee. It is estimated that the Company's share of decommissioning, which includes the cost of decontamination, dismantling, and site restoration, will be $57 million (1992 dollars) based on a site-specific study completed in 1992. Decommissioning costs (net of trust fund income), recovered through rates, are $3.1 million annually starting in January 1995. The Company's costs accrued to date, which are recorded in accumulated depreciation, are $28 million.

h.   Income taxes

     The Company has adopted Statement of Financial Accounting Standard
No. 109 (SFAS 109), "Accounting for Income Taxes," effective January 1, 1993. This statement replaced the deferred method of income tax accounting with the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The statement was adopted prospectively and the cumulative effect of implementation on 1993 net income was insignificant. The principal effects on the Company's 1993 financial statements of adoption were a decrease in accumulated deferred income taxes and the establishment of a corresponding regulatory liability in the amount of $25,264,000.

     In 1993, accumulated deferred income taxes were increased by approximately $2.6 million as the result of the increase in the federal statutory income tax rate from 34 to 35 percent effective January 1, 1993.

     Investment tax credits from regulated operations are amortized over the service lives of the property to which they relate.

     Total income taxes in the Consolidated Statements of Income are as follows:

(Thousands of dollars)                          1994       1993       1992

Income taxes charged to operations............ $14,822    $13,964    $12,784
Income taxes charged to other income..........     612        491        602
Total income taxes............................ $15,434    $14,455    $13,386

Total income taxes consist of the following provision (benefit) components for the years ended December 31:

(Thousands of dollars)                          1994       1993       1992

Currently payable
  Federal..................................... $10,985    $ 9,485    $ 9,126
  State.......................................   2,804      2,518      2,456
Net deferred
  Federal.....................................   1,756      2,432      1,826
  State.......................................     672        823        737
Amortized investment tax credits..............    (783)      (803)      (759)
Total income taxes............................ $15,434    $14,455    $13,386

The differences between the federal statutory income tax rate and the Company's effective rate are as follows:
                                                  1994       1993       1992

Statutory federal income tax rate.............   35.0%      35.0%      34.0%
Restoration of investment tax credit..........   (1.9)      (2.1)      (2.0)
State income taxes, net of federal benefit....    5.6        6.3        6.3
Amortization of excess deferred taxes.........   (1.1)      (1.3)      (1.2)
Other, individually insignificant.............    0.6       (1.0)      (1.1)

Effective income tax rate.....................   38.2%      36.9%      36.0%

The significant components of deferred tax liabilities (assets) that appear on the Consolidated Balance Sheets as of December 31, 1994 and 1993, are as follows:

(Thousands of dollars)                            1994          1993

Property-related..............................  $ 60,295      $ 58,914
Energy conservation expenses..................     6,168         5,262
Automated mapping and facilities management
  system......................................       860         1,262
Bond transactions.............................     2,131         1,027
Nuclear fuel..................................       412           958
Other, individually insignificant.............        25           305

     Gross deferred income tax liabilities....  $ 69,891      $ 67,728

Allowance for bad debts.......................      (370)        (393)
Deferred compensation.........................    (1,061)      (1,030)
Vacation pay..................................      (772)        (718)
Stored natural gas............................      (977)      (1,280)
Deferred tax regulatory account...............   (10,116)     (10,140)

     Gross deferred income tax assets.........   (13,296)     (13,561)

     Accumulated deferred income taxes........  $ 56,595      $ 54,167

Valuation allowances for deferred tax assets as of December 31, 1994 and 1993, were deemed unnecessary. Deferred income tax expense for 1992 results principally from property-related timing differences due to different depreciation methods and lives used for income tax and financial reporting purposes.

i.   Accounts receivable

     On June 30, 1994, the Company bought back $15 million of its accounts receivable from a wholly owned subsidiary of The First National Bank of Chicago. The Company sold $15 million of its accounts receivable in December 1990. The Company used short-term borrowings for the buy-back of its receivables.

j.   Pension plans

     The Company maintains two defined benefit plans for its employees. The pension benefit formula used in the determination of pension costs is based upon the average compensation earned during the last five years of employment for the salaried plan and career earnings for the nonsalaried plan subject to a monthly maximum.

     The Company's funding policy is to make such contributions as are necessary to finance the benefits provided under the plans. The Company's contributions meet the funding standards set forth in the Employee Retirement Income Security Act of 1974. Ratemaking practice has historically allowed the accrued pension funding amount in rates.

     The Company has recorded 1994 pension costs equal to the funding amount. The funding amounts were $1,094,000 in 1994, $1,075,000 in 1993, and $988,000 in 1992. Of these amounts, $810,000, $861,000, and $805,000 were charged to operating expenses for the years 1994 through 1992, respectively. The plans' assets consist primarily of pooled funds invested with the Prudential Asset Management Group.

     The funded status of the plans at December 31 is as follows:

(Thousands of dollars)                         1994         1993

Fair value of plan assets..................   $41,230      $41,905

Actuarial present value of benefits
  rendered to date - Accumulated benefits
  based on compensation to date, including
  vested benefits of $36,066 and
  $36,332, respectively....................    36,895       37,376
Additional benefits based on estimated
  future salary levels.....................     7,010        7,693
Projected benefit obligation...............   $43,905      $45,069

Plan assets less than projected benefit
  obligation...............................    (2,675)      (3,164)

Unrecognized net asset at date of
  initial application......................       (40)         (79)
Unrecognized net (gain)/loss...............      (156)         295
Unrecognized prior service cost............     1,256        1,340
Net liability..............................   $(1,615)     $(1,608)

Components of net pension costs for the years ended December 31 are:

(Thousands of dollars)                         1994       1993       1992

Service costs (benefits earned during the
  period)...................................  $ 1,462    $ 1,596    $ 1,381
Interest costs on projected benefit
  obligation................................    3,462      3,196      2,867
Actual loss/(return) on plan assets.........      412     (3,663)    (2,933)
Net amortization and deferral...............   (4,056)       347       (168)
Regulatory effect based on funding..........     (186)      (401)      (159)
Net pension costs...........................  $ 1,094    $ 1,075    $   988

     The net pension costs at December 31, 1994 through 1992, respectively, were based on an assumed long-term rate of return on plan assets of
9.0 percent.  The weighted average discount rate was 8.25 percent in 1994 and
7.50 percent for 1993 and 1992, while the assumed rate of increase in future compensation levels is 5 percent for 1994 through 1992, respectively.

     In addition to the noted plans, the Company also maintains two defined contribution 401(k) benefit plans for its employees. The Company's costs of the 401(k) plan for the years 1994, 1993, and 1992 were $199,000, $186,000, and $180,000, respectively.

k.   Postretirement benefits other than pensions

     The Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. This statement requires that postretirement benefits be accrued over the period in which employees provide services to the Company. The Company provides health care and life insurance benefits for its retired employees and substantially all of the Company's employees may become eligible for these benefits upon retirement. Prior to adoption of SFAS 106, the Company recognized the costs of these benefits by expensing the benefits as paid.

     The Company has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years. The Company's SFAS 106 obligation and costs are based on a discount rate of 8.25 percent in 1994 and 7.50 percent in 1993. The assumed rate of increase in health care costs (health care cost trend rate) is 13 percent in 1994 and 1993, decreasing gradually to 5 percent in 2003, and remaining constant thereafter. Increasing the health care cost trend rates of future years by one percentage point would increase the accumulated postretirement benefit obligation by $1.8 million and would increase annual aggregate service and interest costs by $262,000.

     The PSCW ruled that Wisconsin utilities are required to implement
SFAS 106 for ratemaking purposes. The Company is phasing-in, over a four-year period, the effect of implementing SFAS 106, which resulted in a regulatory asset of $497,000 at December 31, 1994, and $382,000 at December 31, 1993.

     The Company's policy is to fund the SFAS 106 obligation through tax-advantaged vehicles. The plan's assets consist primarily of funds on reserve with an insurance company.

     The funded status of the plans at December 31 is as follows:

(Thousands of dollars)                               1994           1993

Accumulated postretirement benefit
 obligation (APBO):
  Retirees......................................   $ (4,064)      $ (3,208)
  Fully eligible active plan participants.......     (1,399)        (1,287)
  Other active plan participants................     (6,562)        (6,047)
     Total......................................    (12,025)       (10,542)

Plan assets at fair value.......................      1,465          1,338

APBO in excess of plan assets...................    (10,560)        (9,204)

Unrecognized transition obligation..............      7,813          8,248
Unrecognized loss/(gain)........................        605            (86)

     Accrued postretirement benefit liability...   $ (2,142)      $ (1,042)

Components of net periodic benefit costs for the years ended December 31 are as follows:

(Thousands of dollars)                                1994           1993

Service cost....................................     $  402         $  413
Interest cost on APBO...........................        772            747
Actual return on plan assets....................        (91)          (131)
Amortization of transition obligation over
 20 years.......................................        434            434
Net amortization and deferral...................         (7)            56
Regulatory effect based on phase-in.............       (497)          (382)
Net periodic benefit cost.......................     $1,013         $1,137

l.   Fair value of financial instruments

     At December 31, 1994, the carrying amount of cash and cash equivalents approximates fair value. The estimated fair market value of the Nuclear Decommissioning Fund is $28 million, and the estimated fair market value of the Company's First Mortgage Bonds, based on quoted market prices at December 31, is as follows:

(Thousands of dollars)                         1994         1993

Carrying amount (includes sinking funds)...  $132,388     $121,580
Fair market value .........................  $124,677     $133,592

2.   Capitalization Matters

a.   Redeemable preferred stock

     The Company repurchased all 212,000 shares outstanding of its Series E, 8.70%, preferred stock on February 21, 1995. The total amount of approximately $5.5 million was financed with short-term borrowings.

b.   First mortgage bonds

     The annual sinking fund requirements of the outstanding first mortgage bonds is $430,000 in 1995 and $350,000 in 1996 through 1999. In addition, approximately $8 million will be required in 1996, to retire at maturity, the 5.45%, 1996 Series, First Mortgage Bonds.

c.   Notes payable to banks, commercial paper, and lines of credit

     For short-term borrowings, the Company generally issues commercial paper (issued at the prevailing discount rate at the time of issuance) which is supported by unused bank lines of credit. Through negotiations with several banks, the Company has $32 million in bank lines of credit.

     Information concerning short-term borrowings at December 31 is set forth below:

(Thousands of dollars)                        1994       1993       1992

 Available lines of credit.................  $32,000    $25,000    $20,000
 Commercial paper outstanding..............  $28,600    $23,500    $17,000
 Weighted average interest rate............     6.06%      3.45%      3.94%

During the year:
 Maximum short-term borrowings.............  $29,500    $26,000    $17,500
 Average short-term borrowings.............  $16,549    $14,056    $ 3,448
 Weighted average interest rate............     4.57%      3.31%      3.70%

3.   Rate Matters

     In September 1994, the Company reduced electric rates by $0.9 million on an annual basis due to lower fuel costs. In December 1994, the PSCW issued its rate order that further reduced electric rates by $4.2 million and froze gas rates for the test period ending December 31, 1995. These rates will remain in place until the next test year, which is scheduled to begin
January 1, 1997.  The current rates are based on a return on common equity of
11.7 percent.

4.   Commitments

     Utility plant construction expenditures for 1995, including the Company's proportional share of jointly owned electric power production facilities and purchases of fuel for Kewaunee, are estimated to be $25 million, and substantial commitments have been incurred in connection with such expenditures. Significant commitments have also been made for fuel for Columbia.

5.   Segments of Business

     The table below presents information pertaining to the Company's segments of business.

     Information regarding the distribution of net assets between electric and gas for the years ended December 31 is set forth on page II-2.

(Thousands of dollars)                       1994        1993        1992

Electric Operations
Total revenues............................ $149,665    $147,201    $142,646
Operation and maintenance expenses........   87,748      86,060      82,439
Depreciation and amortization.............   17,337      16,948      16,573
Other general taxes.......................    6,907       6,651       6,614
  Pre-tax Operating Income................   37,673      37,542      37,020
Income taxes..............................   11,717      11,104       9,988
Net Operating Income...................... $ 25,956    $ 26,438    $ 27,032

Construction and Nuclear Fuel
 Expenditures (Electric).................. $ 16,804    $ 18,064    $ 12,548

Gas Operations
Operating revenues........................ $ 95,307    $ 96,932    $ 85,356
Revenues from sales to electric utility...    1,671       2,861         860
  Total Revenues..........................   96,978      99,793      86,216
Operation and maintenance expenses........   79,009      82,727      69,043
Depreciation and amortization.............    5,046       4,843       4,854
Other general taxes.......................    1,712       1,571       1,493
 Pre-tax Operating Income.................   11,211      10,652      10,826
Income taxes..............................    3,105       2,860       2,796
Net Operating Income...................... $  8,106    $  7,792    $  8,030

Construction Expenditures (Gas)........... $  9,625    $  5,584    $  3,816

6.   Supplemental Cash Flow Information

     For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

     Cash payments for interest and income taxes for the years ended December 31 were as follows:

(Thousands of dollars)                         1994       1993       1992

Interest paid, net of amounts capitalized...  $11,235    $11,704    $13,103
Income taxes paid...........................  $13,602    $10,954    $12,968

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information concerning the Directors of the Company is contained in the definitive proxy statement under the section "Election of Directors" filed on March 21, 1995, with the Securities and Exchange Commission, which is incorporated herein by reference.

Executive Officers of the Registrant (elected annually by Directors)
                                                                      Service
                                                              Eff.   Years as
Executive             Title                                   Date    Officer

David C. Mebane       Chairman, President and CEO           05/09/94       14
Age:  61              President CEO and COO                 01/01/94
                      President and COO                     10/01/91
                      Senior V.P. and General Counsel       01/01/88
                      Vice President and General Counsel    04/17/85

Robert E. Domek       Senior V.P. - Human Resources         05/03/93        6
Age:  64              Vice President - Human Resources      12/01/91
                      Asst. V.P. - Human Resources          10/01/89
                      Director - Personnel                  01/01/69

Burnett F. Adams      V.P. - Procurement & Div. Oper.       06/01/94        2
Age:  42              Asst. V.P. - Procurement & Div. Oper. 05/03/93
                      Exec. Dir. - Materials and Fuel       12/01/91
                      Director - Gas Rates and Supply       07/01/88

Joseph T. Krzos       Vice President - Finance              12/01/92        9
Age:  50              Asst. V.P. - Accounting and Control   12/01/91
                      Treasurer                             05/01/88
                      Assistant Treasurer                   06/01/86

Richard H. Thies      V.P. - Gas Systems Operation          07/01/86        9
Age:  53

Mark C. Williamson    Vice President - Energy Services      05/03/93        3
Age:  41              Asst. V.P. - Energy Services          06/01/92
                      Exec. Director - Electric Supply      12/01/91
                      Corporate Attorney                    12/01/89
                      Senior Staff Attorney                 12/01/87

Gary J. Wolter        V.P. - Administration and Secretary   12/01/91        4
Age:  40              Secretary and Corporate Attorney      12/01/89
                      Corporate Attorney                    02/13/84

Terry A. Hanson       Treasurer                             12/01/91        4
Age:  43              Manager - Internal Audit              09/01/84

James C. Boll         Asst. V.P. - Law and Corp. Comm.      05/03/93        2
Age:  59              Exec. Dir. - Law and Corp. Comm.      01/13/92
                      Dir. - Public Affairs and Risk Mgmt.  06/01/91
                      Director - Risk Management            03/05/90

Deborah L. Burgess    Asst. V.P. - Gas Rates and Supply     11/01/94        1
Age:  35              Director - Gas Rates and Supply       04/01/93
                      Manager - Gas Rates and Supply        03/01/92
                      Gas Supply Coordinator -
                       Gas Rates and Supply                 07/18/88

Lynn K. Hobbie        Asst. V.P. - Marketing                11/01/94        1
Age:  36              Senior Director - Marketing           07/01/93
                      Director - Market Planning
                       and Programs                         11/01/92
                      Manager - Customer Planning
                       and Research                         02/01/92
                      Supervisor - Marketing Planning
                       and Evaluation                       06/01/90
                      Supervisor - Program Planning
                       and Evaluation                       03/01/90

Thomas R. Krull       Asst. V.P. - Elec. Trans. & Dist.     05/03/93        2
Age:  44              Exec. Dir. - Elec. Trans. & Dist.     12/01/91
                      Director - Elec. Trans. & Dist.       09/01/89
                      Asst. Dir. - Elec. Trans. & Dist.     04/01/89
                      Manager - Elec. Trans. & Dist.        07/01/85

Item 11.  Executive Compensation.

See Item 12 below.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The required information for Items 11 and 12 is included in the Company's definitive proxy statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock by Directors and Executive Officers" filed with the Securities and Exchange Commission on March 21, 1995, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1a. Financial Statements (consolidated, as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994). Included in Part II, Item 8, of this report:

     Report of Independent Accountants
     Statements of Income and Retained Income
     Statements of Cash Flows
     Balance Sheets
     Statements of Capitalization
     Notes to Consolidated Financial Statements

 b.  Financial Statement Schedules.

     None.

 2.  All exhibits including those incorporated by reference.

     Exhibits (an asterisk (*) indicates a management contract or compensatory plan or arrangement):

      No.   Description of Document

     3.(i)  Articles of Incorporation as in effect at December 16, 1994.

     3.(ii) By-Laws as in effect at January 1, 1991. (Incorporated by reference to Exhibit 3B with 1991 10-K in File No. 0-1125.)

     4A Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee, dated as of January 1, 1946, and filed as Exhibit 7-D to SEC File No. 0-1125 and the following indentures supplemental thereto are incorporated herein by reference:

            Supplemental       Dated       Exhibit      SEC
             Indenture         as of         No.        File No.

            Fifth             06/01/66     4-B-6        2-25244
            Seventh           01/15/71     2.08         2-38980
            Tenth1            11/01/76     2.03         2-60227
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

     10F* Form of Severance Agreement with certain key employees amended in 1994.

     12     Statement regarding computation of ratios (page II-2).
     21     Subsidiaries of the Registrant.
     23.1   Consent of Independent Accountants.
     23.2   Consent of Independent Public Accountants.

     27 Appendix E to Item 601(c) of Regulation S-K: Public Utilities Companies Financial Data Schedule UT.

 3. Reports on Form 8-K - No Current Report on Form 8-K was filed for the quarter ended December 31, 1994.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MADISON GAS AND ELECTRIC COMPANY
                                   (Registrant)

Date  March 21, 1995            By /s/ David C. Mebane
                                   David C. Mebane
                                   Chairman, President and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1995.

SIGNATURE                          TITLE

/s/ David C. Mebane                Chairman, President and Chief
David C. Mebane                    Executive Officer and Director
                                   (Principal Executive Officer)

/s/ Joseph T. Krzos                Vice President - Finance
Joseph T. Krzos                    (Principal Financial Officer
                                   and Principal Accounting
                                   Officer)

/s/ Frank C. Vondrasek             Vice Chairman and Director
Frank C. Vondrasek

/s/ Jean Manchester Biddick        Director
Jean Manchester Biddick

/s/ Richard E. Blaney              Director
Richard E. Blaney

/s/ Robert M. Bolz                 Director
Robert M. Bolz

/s/ Donald J. Helfrecht            Director
Donald J. Helfrecht

/s/ Frederic E. Mohs               Director
Frederic E. Mohs

/s/ Robert B. Rennebohm            Director
Robert B. Rennebohm

                                   Director
Phillip C. Stark

/s/ H. Lee Swanson                 Director
H. Lee Swanson