Form 10-Q
period 1995-03-31
MADISON GAS & ELECTRIC CO
filed 1995-05-15
CIK 61339

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549
                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  MARCH 31, 1995

                              or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:  _______ to  _______


                Commission File Number 0-1125


               MADISON GAS AND ELECTRIC COMPANY
      (Exact name of registrant as specified in its charter)


          Wisconsin                        39-0444025
 (State or other jurisdiction of       (IRS Employer
incorporation or organization)         Identification No.)

     133 South Blair Street, Madison, Wisconsin 53701-1231
     (Address of principal executive offices and zip code)

                        (608) 252-7000
     (Registrant's telephone number including area code)


     Common Stock outstanding at May 12, 1995:  10,719,812 shares


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements

        Madison Gas and Electric Company and Subsidiaries
      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                       (Thousands of Dollars)
                            (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                          1995       1994
                  STATEMENTS OF INCOME
 Operating Revenues:
   Electric  . . . . . . . . . . . . . . . . . . . . .  $34,612    $35,262
   Gas   . . . . . . . . . . . . . . . . . . . . . . .   39,840     46,871
     Total Operating Revenues  . . . . . . . . . . . .   74,452     82,133
 Operating Expenses:
   Fuel for electric generation  . . . . . . . . . . .    6,017      6,678
   Purchased power   . . . . . . . . . . . . . . . . .    1,862      1,666
   Natural gas purchased   . . . . . . . . . . . . . .   25,939     31,178
   Other operations  . . . . . . . . . . . . . . . . .   14,911     14,512
   Maintenance   . . . . . . . . . . . . . . . . . . .    2,598      2,735
   Depreciation and amortization   . . . . . . . . . .    6,244      5,602
   Other general taxes   . . . . . . . . . . . . . . .    2,216      2,315
   Income tax items  . . . . . . . . . . . . . . . . .    4,536      5,793
     Total Operating Expenses  . . . . . . . . . . . .   64,323     70,479
 Net Operating Income  . . . . . . . . . . . . . . . .   10,129     11,654
 Allowance for funds used during construction - equity
 funds . . . . . . . . . . . . . . . . . . . . . . . .       22         34
 Other income, net . . . . . . . . . . . . . . . . . .    1,441        551
 Income before interest expense  . . . . . . . . . . .   11,592     12,239
 Interest expense:
   Interest on long-term debt  . . . . . . . . . . . .    2,589      2,620
   Other interest  . . . . . . . . . . . . . . . . . .      387        113
   Allowance for funds used during construction -
   borrowed funds  . . . . . . . . . . . . . . . . . .      (11)       (19)
     Net Interest Expense  . . . . . . . . . . . . . .    2,965      2,714
 Net Income  . . . . . . . . . . . . . . . . . . . . .    8,627      9,525
 Preferred stock dividends (Note 4a) . . . . . . . . .       64        120
 Earnings on common stock  . . . . . . . . . . . . . .   $8,563     $9,405
 Earnings per share of common stock (Note 3) . . . . .    $0.80      $0.88

             STATEMENTS OF RETAINED INCOME
 Balance - beginning of period . . . . . . . . . . . .  $77,359    $72,865
 Earnings on common stock  . . . . . . . . . . . . . .    8,563      9,405
 Cash dividends on common stock (Note 3) . . . . . . .   (5,039)    (4,985)
 Balance - end of period . . . . . . . . . . . . . . .  $80,883    $77,285

 The accompanying notes are an integral part of the  above statements.

        Madison Gas and Electric Company and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Thousands of Dollars)
                             (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                          1995       1994
 Operating Activities:
   Net income  . . . . . . . . . . . . . . . . . . . .   $8,627     $9,525
   Items not affecting working capital:
     Depreciation and amortization   . . . . . . . . .    6,244      5,602
     Deferred income taxes   . . . . . . . . . . . . .      (58)       551
     Amortization of nuclear fuel  . . . . . . . . . .      774        628
     Amortization of investment tax credits  . . . . .     (197)      (191)
     Allowance for funds used during construction -         (22)       (34)
     equity funds  . . . . . . . . . . . . . . . . . .
     Other   . . . . . . . . . . . . . . . . . . . . .      512        (13)
        Net funds provided from operations   . . . . .   15,880     16,068

   Changes in working capital, excluding cash
   equivalents, sinking funds,
   maturities, and interim loans:
     Decrease in current assets  . . . . . . . . . . .    6,535      8,615
     Increase in current liabilities   . . . . . . . .    2,945      3,985
   Other noncurrent items, net   . . . . . . . . . . .    2,285      5,381
     Cash provided by Operating Activities   . . . . .   27,645     34,049

 Financing Activities:
   Acquisition of nonregulated subsidiary    . . . . .   (8,036)         -
   Cash dividends on common and preferred stock  . . .   (5,103)    (5,105)
   Other increases/(decreases) in First Mortgage
   Bonds  .  .  .  .  .  .  .  . . . . . . . . . . . .   (171)           3
   Decrease in preferred stock   . . . . . . . . . . .   (5,300)         -
   Decrease in bond - construction funds, net  . . . .    1,759      3,434
   Decrease in interim loans   . . . . . . . . . . . .  (13,600)   (23,500)
     Cash used for Financing Activities  . . . . . . .  (30,451)   (25,168)

 Investing Activities:
   Additions to utility plant and nuclear fuel   . . .   (4,093)    (3,674)
   Allowance for funds used during construction -
   borrowed funds  . . . . . . . . . . . . . . . . . .      (11)       (19)
   Increase in decommissioning fund  . . . . . . . . .     (893)      (526)
     Cash used for Investing Activities  . . . . . . .   (4,997)    (4,219)

 Change in Cash and Cash Equivalents (Note 5)  . . . .   (7,803)     4,662
   Beginning of period   . . . . . . . . . . . . . . .   11,534      4,178
     Cash and cash equivalents at end of period  . . .   $3,731     $8,840

The accompanying notes are an integral part of the above statements.

        Madison Gas and Electric Company and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                       (Thousands of Dollars)
                             (Unaudited)

                                                       Mar. 31,   Dec. 31,
                                                         1995       1994
                         ASSETS
 Utility Plant, at original cost, in service:
   Electric  . . . . . . . . . . . . . . . . . . . . . $482,861   $479,346
   Gas   . . . . . . . . . . . . . . . . . . . . . . .  169,224    167,710
     Gross plant in service  . . . . . . . . . . . . .  652,085    647,056
   Less accumulated provision for depreciation   . . . (329,003)  (323,511)
     Net plant in service  . . . . . . . . . . . . . .  323,082    323,545
   Construction work in progress   . . . . . . . . . .    9,864     11,920
   Nuclear decommissioning fund (Note 2)   . . . . . .   28,708     27,815
   Nuclear fuel, net   . . . . . . . . . . . . . . . .    7,769      8,386
     Total Utility Plant   . . . . . . . . . . . . . .  369,423    371,666
 Other property and investments (Note 6) . . . . . . .   18,103      9,843

 Current Assets:
   Cash and cash equivalents   . . . . . . . . . . . .    3,731     11,534
   Accounts receivable, less reserves of $944
   and $921, respectively  . . . . . . . . . . . . . .   29,338     25,998
   Unbilled revenue  . . . . . . . . . . . . . . . . .    7,885     10,411
   Materials and supplies, at average cost   . . . . .    6,477      6,424
   Fossil fuel, at average cost  . . . . . . . . . . .    2,783      2,130
   Stored natural gas, at average cost   . . . . . . .    2,446      8,551
   Prepaid taxes   . . . . . . . . . . . . . . . . . .    4,415      5,838
   Other prepayments   . . . . . . . . . . . . . . . .      929      1,456
     Total Current Assets  . . . . . . . . . . . . . .   58,004     72,342
 Deferred charges  . . . . . . . . . . . . . . . . . .   31,638     33,908
        Total Assets   . . . . . . . . . . . . . . . . $477,168   $487,759

          CAPITALIZATION AND LIABILITIES
 Capitalization (see statement)  . . . . . . . . . . . $325,556   $325,389
 Current Liabilities:
   Preferred stock sinking fund requirements   . . . .        -        200
   Long-term debt sinking fund requirements (Note 4b).      275        430
   Interim loans - commercial paper outstanding  . . .   15,000     28,600
   Accounts payable  . . . . . . . . . . . . . . . . .   12,716     18,360
   Accrued taxes   . . . . . . . . . . . . . . . . . .    4,718      1,143
   Accrued interest  . . . . . . . . . . . . . . . . .    3,992      2,803
   Other   . . . . . . . . . . . . . . . . . . . . . .    8,146      4,327
     Total Current Liabilities   . . . . . . . . . . .   44,847     55,863
 Other Credits:
   Accumulated deferred income taxes   . . . . . . . .   56,718     56,595
   Regulatory liability  . . . . . . . . . . . . . . .   25,023     25,204
   Investment tax credit - deferred  . . . . . . . . .   12,807     12,998
   Other   . . . . . . . . . . . . . . . . . . . . . .   12,217     11,710
     Total Other Credits   . . . . . . . . . . . . . .  106,765    106,507
 Commitments . . . . . . . . . . . . . . . . . . . . .        -          -
        Total Capitalization and Liabilities   . . . . $477,168   $487,759

The accompanying notes are an integral part of the balance sheets.

        Madison Gas and Electric Company and Subsidiaries
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                     (Thousands of Dollars)
                           (Unaudited)

                                                        Mar. 31,   Dec. 31,
                                                          1995       1994
 Common Shareholders' Equity:
   Common stock - par value $8 per share:
     Authorized 28,000,000 shares
     Outstanding 10,719,812 shares   . . . . . . . . .  $85,758    $85,758
   Amount received in excess of par value  . . . . . .   26,372     26,372
   Retained income   . . . . . . . . . . . . . . . . .   80,883     77,359
     Total Common Shareholders' Equity   . . . . . . .  193,013    189,489

 Redeemable Preferred Stock cumulative, $25 par value,
     authorized 1,175,000 and 1,191,000 shares,
     respectively (Note 4a)
   Series E, 8.70%, 0 and 212,000 shares outstanding,
   respectively, less current sinking fund requirements
   of 0 and $200, respectively   . . . . . . . . . . .        -      5,100

 First Mortgage Bonds:
   5.45%, 1996 series  . . . . . . . . . . . . . . . .    7,920      7,920
   7 3/4%, 2001 series   . . . . . . . . . . . . . . .   11,302     11,478
   6 1/2%, 2006 series:
     Pollution Control Revenue Bonds,
     principal amount $8,775 and $8,780, respectively,
     less construction
     fund of $1,638 and $1,618, respectively   . . . .    7,137      7,162
   8.50%, 2022 series  . . . . . . . . . . . . . . . .   40,000     40,000
   6.75%, 2027A series:
     Industrial Development Revenue Bonds,
     principal amount $28,000, less construction fund
     of $4,693 and $6,472, respectively  . . . . . . .   23,307     21,528
   6.70%, 2027B series:
     Industrial Development Revenue Bonds  . . . . . .   19,300     19,300
   7.70%, 2028 series  . . . . . . . . . . . . . . . .   25,000     25,000
     First Mortgage Bonds Outstanding  . . . . . . . .  133,966    132,388
   Unamortized discount and premium on bonds, net  . .   (1,148)    (1,158)
   Long-term debt sinking fund requirements (Note 4b).     (275)      (430)
     Total First Mortgage Bonds  . . . . . . . . . . .  132,543    130,800

        Total Capitalization   . . . . . . . . . . . . $325,556   $325,389

The accompanying notes are an integral part of the above statements.

       Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 1995

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

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto set forth on pages 20 through 25 of the Company's 1994 Annual Report to Shareholders and in the Company's 1994 Annual Report on Form 10-K.

1. Summary of Significant Accounting Policies

   The accounting and financial policies relative to the following items have been described in the "Notes to Consolidated Financial Statements" in the Company's 1994
   Annual Report to Shareholders and have been omitted herein because they have not changed materially through the date of this report.

   a.   Basis of consolidation
   b.   Revenue recognition
   c.   Utility plant
   d.   Nuclear fuel
   e.   Joint plant ownership
   f.   Cash and cash equivalents
   g.   Depreciation
   h.   Income taxes
   i.   Accounts receivable
   j.   Pension plans
   k.   Postretirement benefits other than pensions
   l.   Fair value of financial instruments
   m. Capitalization matters: common stock, notes payable to banks, commercial paper, and lines of credit
   n.   Rate matters
   o.   Commitments
   p.   Segments of business

2. Nuclear Decommissioning

   Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant (Kewaunee), which is through the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1995, the decommissioning costs recovered in rates will be $3.1 million. These trusts are shown on the balance sheet in the utility plant section, and as of March 31, 1995, these trusts totaled $28.7 million.

   Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent. As of March 31, 1995, the accumulated provision for depreciation included accumulated provisions for decommissioning totaling $28.7 million.

   The Company's share of Kewaunee decommissioning costs is estimated to be $64.3 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs are assumed to inflate at an average rate of 6.1 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2050 related to the storage of spent nuclear fuel at the site.

3. Per-Share Amounts

   Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended March 31, 1995 and 1994, there were 10,719,812 shares.

   Dividends declared and paid per share of common stock for the three months ended March 31, 1995 and 1994, were $0.47 and $0.465, respectively.

4. Capitalization Matters

   a.  Redeemable preferred stock.

       On February 21, 1995, the Company retired 16,000 Series E shares for $400,000 in satisfying its annual sinking fund retirement obligation. The Company repurchased all remaining shares outstanding of its Series E, 8.70%, preferred stock on the same day. The total amount of approximately $5.5 million was financed with short-term borrowings.

   b.  First Mortgage Bonds.

       The annual sinking fund requirements of the outstanding
       First Mortgage Bonds are $430,000 in 1995. As of March 31, 1995, $275,000 is still needed to satisfy the 1995 requirements.

5. Supplemental Cash Flow Information

   For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

   Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                                                  Three Months Ended
                                                       March 31,
   (Thousands of dollars)                         1995         1994

   Interest, net of amounts capitalized . . .    $1,876       $1,551
   Income taxes paid  . . . . . . . .  .  . .    $2,000         $625

6. Acquisition of Nonregulated Subsidiary

   In January 1995, the Company purchased certain assets of American Energy Management, Inc. (AEM), a national energy marketing firm that provides gas marketing, energy management, energy auditing, and conservation services to customers in ten states. The acquisition has been accounted for as a purchase, and the results of AEM have been included in the accompanying consolidated financial statements since the date of acquisition. Pro forma results are not presented as the amounts do not significantly differ from historical results.

   The costs of the acquisition have been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The resulting goodwill is being amortized over 25 years. Additionally, the former owner has an option to purchase 20 percent of AEM at any time prior to the year 2000.

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during the three months ended March 31, 1995 and 1994. It is anticipated that 1995 construction and nuclear fuel expenditures will be $25 million. The Company also expects to capitalize about $2 million to $3 million of spending on conservation programs with internally generated funds. Approximately
$4 million of the Company's electric construction program during this period will be met with construction fund draw-downs.

During the first quarter of 1995, the Company was able to purchase all of its outstanding 8.70%, Series E, preferred stock and acquire AEM with internally generated cash.

Bank lines of credit available to the Company are currently $25 million.

The Company's capitalization ratios were as follows:

                                      Mar. 31,     Dec. 31,
                                        1995         1994

     Common shareholders' equity . . .  56.6%        53.4%

     Redeemable preferred stock* . . .   0.0          1.5
     Long-term debt* . . . . . . . . .  39.0         37.0

     Short-term debt . . . . . . . . .   4.4          8.1

     *Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors
Service, Inc., and AA by Standard & Poor's Corporation.  The
Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Results of Operations

Electric Sales and Revenues

Electric retail sales increased approximately 4 percent in the three-month period ending March 31, 1995, over the comparable period last year.

                             Three Months Ended
                                  March 31,
Electric Sales                                         %
(megawatt-hours)               1995        1994      Change

Residential  . . . . . . . . 177,884     183,614     (3.1)%
Large commercial and
industrial*  . . . . . . . . 220,526     223,740     (1.4)

Small commercial and
industrial . . . . . . . . . 159,126     161,840     (1.7)

Other* . . . . . . . . . . .  72,437      39,447     83.6
   Total Retail  . . . . . . 629,973     608,641      3.5

Resale . . . . . . . . . . .  10,808      24,614    (56.1)
   Total Sales . . . . . . . 640,781     633,255      1.2

*The significant increase in other electric sales is due to a shift in a major customer from the large commercial and industrial class.

The increased sales were due, in part, to an increased customer base of approximately 2 percent over the comparative three-month period ended a year ago. Electric operating revenues for the same period decreased approximately $0.7 million, or 1.8 percent. The decrease in electric operating revenues was the result of the Company's latest rate case, which decreased electric rates by $5.1 million, or 3.3 percent.

Gas Sales and Revenues

For the three months ended March 31, 1995, gas revenues decreased about $7 million, or 15 percent, as compared to the same period last year. The decrease is attributable mainly to a reduction of gas delivered and a shift in a major customer from system rates to transportation rates. Transport customers revenue is recorded only as margin (revenue less cost of gas).

                              Three Months Ended
                                   March 31,
Gas Deliveries                                        %
(thousands of therms)          1995        1994     Change

Residential  . . . . . . . .  38,184      42,623    (10.4)%
Commercial and industrial  .  37,408      45,221    (17.3)

   Total Retail  . . . . . .  75,592      87,844    (13.9)

Transport  . . . . . . . . .   7,125       1,317        *
   Total Gas Deliveries  . .  82,717      89,161     (7.2)

*Variance more than 100 percent.

The significant decrease in gas delivered was due to the warm weather experienced in the first quarter of this year.

The average temperature for the three months ended March 31, 1995, was 26.9 degrees Fahrenheit as compared to 20.3 degrees Fahrenheit for the same three months ended last year and to a normal temperature of 24.4 degrees Fahrenheit. The first quarter average temperature was 33 percent warmer than last year's first quarter.

The gas customer base increased approximately 3 percent for the three months ended March 31, 1995, when compared to the same time period a year ago. This was aided by the expansion of the Company's service territory into western Wisconsin.

The Company actively manages contracts with natural gas suppliers to assure that adequate supplies of gas will be available to meet the long-term needs of its customers.

Electric Fuel and Natural Gas Costs

Fuel cost for electric generation decreased approximately
10 percent for the first three months of 1995 when compared to the same time period in 1994. This is due to increased generation at Kewaunee, which has the least expensive cost of fuel.

Purchased power costs increased $0.2 million for the three months ended March 31, 1995, compared to the same time period in 1994.
This was due to a 4 percent increase in megawatt-hour purchases and a slight increase in the cost per megawatt-hour.

Natural gas costs for the three months ended March 31, 1995, versus the 1994 comparative period decreased about $5 million, or
16.8 percent. This is due mainly to a lower demand resulting from the warm weather experienced and a shift in a major customer to transportation rates, as described earlier.

Other Operating Expenses

Income tax items decreased approximately $1 million, or 22 percent, for the first three months of 1995 when compared to the same time period in 1994. This was mainly attributable to a decrease in pretax operating income.

Depreciation expense increased $0.6 million, or 11.5 percent, for the first three months of 1995 when compared to the same time period in 1994. This is due to an increase in decommissioning costs.

Other Items

Interest expense for the three months ended March 31, 1995, increased approximately 9 percent when compared to the same time period for 1994. This is due to higher levels of short-term debt outstanding and higher interest rates in the first quarter of 1995 compared to the same period last year.

Other income for the three months ended March 31, 1995, increased
$0.9 million due to higher earnings experienced from the Company's nonregulated business over last year's first quarter.

 PART II.  OTHER INFORMATION

  Item 5    Other Information

            The Kewaunee Nuclear Power Plant of which the Company has 17.8 percent ownership was taken out of service for scheduled maintenance and refueling on April 1, 1995, after having generated electricity continuously for 327 days, a new plant record. It is anticipated that Kewaunee will be returned to service during the week of May 14, 1995.

            The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. During the current outage, inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Continued use of degraded tubes raises concerns regarding primary-to-secondary leakage of reactor coolant. Thus, degraded tubes are either repaired by sleeving or are removed from service by plugging. The steam generators were designed with approximately 15 percent heat transfer margin, meaning that full power should be sustainable with the equivalent of 15 percent of the steam generator tubes plugged. Tube plugging and the buildup of deposits on the tubes affect the heat-transfer capability of the steam generators to the point where eventually full power operation is affected. Prior to the current outage, the equivalent of approximately 12 percent of the tubes in the steam generators were plugged with no loss of capacity.

            The new indications are in the parent tubes of previously sleeved tubes in the area of the joint at the upper end of the sleeves. While indications of this type have been discovered in the past, the number of indications detected during this outage has increased. With all degraded tubes removed from service, the steam generators will be approximately 22 percent plugged. This means that during the next operating cycle the plant will operate at a reduced power level of approximately 4 percent, which is a reduction in capacity from 525 megawatts net plant output to approximately 505 megawatts. The continued safe operation of the plant will not be impacted by the newly plugged tubes or the reduced capacity level.

            Operation at this reduced power level should be temporary. Cost-effective repair technologies are available that will allow return of the tubes to service as early as the next maintenance and refueling shutdown, which is scheduled for the fall of 1996. Several tube samples have been removed for further structural and metallurgical examination in an effort to determine the best repair method.
            After repairs are undertaken, as few as 9 percent of the tubes could remain plugged, thus allowing resumption of full power operation. An accurate estimate of the cost of recovering plugged tubes is not available at this time.

Item 6 (a)  Exhibits

 Exh. No.   Indenture of Mortgage and Deed of Trust between the
    4       Company and Firstar Trust Company, as Trustee (and
            supplements) reference was provided in the Company's
            1994 Annual Report on Form 10-K (Commission File No.
            0-1125).

 Exh. No.   Appendix E to Item 601(c) of Regulation S-K:  Public
    27      Utility Companies Financial Data Schedule UT.

Item 6 (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter for which this report is filed.

  Item 12   Ratio of Earnings to Fixed Charges
                                                   Three Months
                                                      Ended
                                                  Mar. 31, 1995
            Earnings:
            Income before interest expense  . . . .   $11,592
            Add:
            Income tax items  . . . . . . . . . . .     4,536
            Income tax on other income  . . . . . .       688
            Amortization of debt discount, premium
            expense . . . . . . . . . . . . . . . .        63
            Allowance for funds used during
            construction - borrowed funds . . . . .        11
            Interest on rentals . . . . . . . . . .        70
                      Total Earnings  . . . . . . .   $16,960

            Fixed Charges:
            Interest on long-term debt  . . . . . .    $2,589
            Other interest  . . . . . . . . . . . .       387
            Amortization of debt discount premium
            expense . . . . . . . . . . . . . . . .        63
            Interest on rentals . . . . . . . . . .        70
                      Total Fixed Charges . . . . .    $3,109

            Ratio of Earnings to Fixed Charges  . .     5.46x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       MADISON GAS AND ELECTRIC COMPANY
                       (Registrant)



 Date:  May 12, 1995   /s/ David C. Mebane

                       David C. Mebane
                       Chairman, President and Chief
                       Executive Officer
                       (Duly Authorized Officer)

 Date:  May 12, 1995   /s/ Joseph T. Krzos

                       Joseph T. Krzos
                       Vice President - Finance
                       (Chief Financial and Accounting
                       Officer)