Form 10-Q
period 1995-06-30
MADISON GAS & ELECTRIC CO
filed 1995-08-11
CIK 61339

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549
                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  JUNE 30, 1995

                              or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:  _____ to  ______

                Commission File Number 0-1125


               MADISON GAS AND ELECTRIC COMPANY
     (Exact name of registrant as specified in its charter)


          Wisconsin                     39-0444025
 (State or other jurisdiction          (IRS Employer
      of incorporation or              Identification No.)
        organization)


    133 South Blair Street, Madison, Wisconsin 53701-1231
    (Address of principal executive offices and zip code)

                        (608) 252-7000
       (Registrant's telephone number including area code)


Common Stock outstanding at August 11, 1995:  10,719,812 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Madison Gas and Electric Company and Subsidiaries
      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                       (Thousands of Dollars)
                             (Unaudited)
                                      Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                       1995      1994        1995      1994
          STATEMENTS OF INCOME

 Operating Revenues:
   Electric  . . . . . . . . . . . .  $35,980   $36,434    $70,592   $71,696
   Gas   . . . . . . . . . . . . . .   12,540    13,938     52,381    60,809
     Total Operating Revenues  . . .   48,520    50,372    122,973   132,505
 Operating Expenses:
   Fuel for electric generation  . .    7,023     7,561     13,040    14,239
   Purchased power   . . . . . . . .    1,781     2,130      3,643     3,796
   Natural gas purchased   . . . . .    6,558     8,372     32,497    39,550
   Other operations  . . . . . . . .   15,051    14,628     29,961    29,140
   Maintenance   . . . . . . . . . .    3,918     3,727      6,517     6,462
   Depreciation and amortization   .    6,206     5,606     12,450    11,208
   Other general taxes   . . . . . .    2,130     2,104      4,346     4,419
   Income tax items  . . . . . . . .    1,085     1,376      5,621     7,169
     Total Operating Expenses  . . .   43,752    45,504    108,075   115,983
 Net Operating Income  . . . . . . .    4,768     4,868     14,898    16,522
 AFUDC - equity funds  . . . . . . .       15        21         37        55
 Other income, net . . . . . . . . .      785       545      2,226     1,096
 Income before interest expense  . .    5,568     5,434     17,161    17,673
 Interest expense:
   Interest on long-term debt  . . .    2,592     2,632      5,181     5,252
   Other interest  . . . . . . . . .      202        32        589       145
   AFUDC - borrowed funds  . . . . .       (8)      (12)       (19)      (31)
     Net Interest Expense  . . . . .    2,786     2,652      5,751     5,366
 Net Income  . . . . . . . . . . . .    2,782     2,782     11,410    12,307
 Preferred stock dividends (Note 4a)        -       120         64       239
 Earnings on common stock  . . . . .   $2,782    $2,662    $11,346   $12,068
 Earnings per share of common stock
 (Note 3)  . . . . . . . . . . . . .    $0.26     $0.25      $1.06     $1.13

     STATEMENTS OF RETAINED INCOME

 Balance - beginning of period . . .  $80,883   $77,285    $77,358   $72,865
 Earnings on common stock  . . . . .    2,782     2,662     11,346    12,068
 Cash dividends on common stock
 (Note 3)  . . . . . . . . . . . . .   (5,037)   (4,983)   (10,076)   (9,969)
 Balance - end of period . . . . . .  $78,628   $74,964    $78,628   $74,964

 The accompanying notes are an integral part of the above statements.
/TABLE

        Madison Gas and Electric Company and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOW
                     (Thousands of Dollars)
                             (Unaudited)
                                      Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                       1995      1994        1995      1994
 Operating Activities:
   Net income  . . . . . . . . . . . . $2,782   $ 2,782    $11,410   $12,307
   Items not affecting working
   capital:
     Depreciation and amortization   .  6,206     5,606     12,450    11,208
     Deferred income taxes   . . . . .   (182)      360       (240)      911
     Amortization of nuclear fuel  . .    356       467      1,130     1,095
     Amortization of investment tax
     credits   . . . . . . . . . . . .   (192)     (196)      (389)     (387)
     AFUDC - equity funds  . . . . . .    (15)      (21)       (37)      (55)
     Other   . . . . . . . . . . . . .    393       250        905       237
        Net funds provided from
        Operations   . . . . . . . . .  9,348     9,248     25,229    25,316
   Changes in working capital,
   excluding cash equivalents, sinking
   funds, maturities, and interim
   loans:
     Decrease/(increase) in current
     assets  . . . . . . . . . . . . .  8,117    (3,310)    14,652     1,014
     Decrease in current liabilities . (5,983)   (6,935)    (3,038)   (2,950)
   Other noncurrent items, net   . . . (2,265)   (2,565)        19     2,816
     Cash provided by Operating
     Activities  . . . . . . . . . . .  9,217    (3,562)    36,862    26,196
 Financing Activities:
   Acquisition of nonregulated
   subsidiary    . . . . . . . . . . .     -         -     (8,036)        -
   Cash dividends on common and
   preferred stock   . . . . . . . . . (5,037)   (5,103)   (10,140)  (10,208)
   Decrease in First Mortgage Bonds  .    (71)      (74)      (242)      (71)
   Decrease in preferred stock   . . .      -         -     (5,300)        -
   Decrease in bond - construction
   funds   . . . . . . . . . . . . . .  1,734     1,365      3,493     4,799
   (Decrease)/increase in interim
   loans   . . . . . . . . . . . . . . (2,500)   14,000    (16,100)   (9,500)
     Cash used for Financing
     Activities  . . . . . . . . . . . (5,874)   10,188    (36,325)  (14,980)
 Investing Activities:
   Additions to utility plant and      (3,993)   (4,822)    (8,086)   (8,496)
   nuclear fuel  . . . . . . . . . . .
   AFUDC - borrowed funds  . . . . . .     (8)      (12)       (19)      (31)
   Increase in decommissioning fund  . (1,089)     (731)    (1,982)   (1,257)
     Cash used for Investing
     Activities  . . . . . . . . . . . (5,090)   (5,565)   (10,087)   (9,784)
 Change in Cash and Cash Equivalents
 (Note 5)  . . . . . . . . . . . . . . (1,747)    1,061     (9,550)    1,432
   Cash and cash equivalents at
   beginning of period   . . . . . . .  3,731     1,762     11,534     1,391
   Cash and cash equivalents at end of
   period  . . . . . . . . . . . . . . $1,984   $ 2,823    $ 1,984   $ 2,823

 The accompanying notes are an integral part of the above statements.
/TABLE

        Madison Gas and Electric Company and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                       (Thousands of Dollars)
                               (Unaudited)
                                                       June 30,     Dec. 31,
                                                        1995         1994
                         ASSETS

 Utility Plant, at original cost, in service:
   Electric  . . . . . . . . . . . . . . . . . . . . . $485,449   $479,346
   Gas   . . . . . . . . . . . . . . . . . . . . . . .  171,244    167,710
     Gross plant in service  . . . . . . . . . . . . .  656,693    647,056
   Less accumulated provision for depreciation   . . . (334,971)  (323,511)
     Net plant in service  . . . . . . . . . . . . . .  321,722    323,545
   Construction work in progress   . . . . . . . . . .    9,273     11,920
   Nuclear decommissioning fund (Note 2)   . . . . . .   29,797     27,815
   Nuclear fuel, net   . . . . . . . . . . . . . . . .    7,415      8,386
     Total Utility Plant   . . . . . . . . . . . . . .  368,207    371,666
 Other property and investments (Note 6) . . . . . . .   18,091      9,843
 Current Assets:
   Cash and cash equivalents   . . . . . . . . . . . .    1,984     11,534
   Accounts receivable, less reserves of $946 and $921,
   respectively  . . . . . . . . . . . . . . . . . . .   21,339     25,998
   Unbilled revenue  . . . . . . . . . . . . . . . . .    5,327     10,411
   Materials and supplies, at average cost   . . . . .    6,198      6,424
   Fossil fuel, at average cost  . . . . . . . . . . .    2,557      2,130
   Stored natural gas, at average cost   . . . . . . .    3,963      8,551
   Prepaid taxes   . . . . . . . . . . . . . . . . . .    5,753      5,838
   Other prepayments   . . . . . . . . . . . . . . . .    1,019      1,456
     Total Current Assets  . . . . . . . . . . . . . .   48,140     72,342
 Deferred charges  . . . . . . . . . . . . . . . . . .   34,305     33,908
        Total Assets   . . . . . . . . . . . . . . . . $468,743   $487,759

             CAPITALIZATION AND LIABILITIES

 Capitalization (see statement)  . . . . . . . . . . . $317,204   $325,389
 Current Liabilities:
   Preferred stock sinking fund requirements   . . . .        -        200
   Long-term debt sinking fund requirements (Note 4b)       195        430
   Maturity of 5.45%, 1996 series (Note 4b)  . . . . .    7,840          -
   Interim loans - commercial paper outstanding  . . .   12,500     28,600
   Accounts payable  . . . . . . . . . . . . . . . . .   11,972     18,360
   Accrued interest  . . . . . . . . . . . . . . . . .    2,796      2,803
   Other   . . . . . . . . . . . . . . . . . . . . . .    8,821      5,470
     Total Current Liabilities   . . . . . . . . . . .   44,124     55,863
 Other Credits:
   Accumulated deferred income taxes   . . . . . . . .   56,290     56,595
   Regulatory liability  . . . . . . . . . . . . . . .   25,269     25,204
   Investment tax credit - deferred  . . . . . . . . .   12,615     12,998
   Other   . . . . . . . . . . . . . . . . . . . . . .   13,241     11,710
     Total Other Credits   . . . . . . . . . . . . . .  107,415    106,507
 Commitments . . . . . . . . . . . . . . . . . . . . .        -          -
        Total Capitalization and Liabilities   . . . . $468,743   $487,759

 The accompanying notes are an integral part of the above balance sheets.
/TABLE

        Madison Gas and Electric Company and Subsidiaries
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                       (Thousands of Dollars)
                                  (Unaudited)
                                                        June 30,   Dec. 31,
                                                         1995       1994
 Common Shareholders' Equity:
   Common stock - par value $8 per share:
     Authorized 28,000,000 shares
     Outstanding 10,719,812 shares   . . . . . . . . .  $85,758    $85,758
   Amount received in excess of par value  . . . . . .   26,372     26,372
   Retained income   . . . . . . . . . . . . . . . . .   78,628     77,359
     Total Common Shareholders' Equity   . . . . . . .  190,758    189,489
 Redeemable Preferred Stock cumulative, $25 par value,
     authorized 1,175,000 and 1,191,000 shares,
     respectively (Note 4a)
   Series E, 8.70%, 0 and 212,000 shares outstanding,
   respectively, less current sinking fund
   requirements of $0 and $200, respectively  . . . . .       -      5,100
 First Mortgage Bonds:
   5.45%, 1996 series  . . . . . . . . . . . . . . . .    7,840      7,920
   7 3/4%, 2001 series   . . . . . . . . . . . . . . .   11,302     11,478
   6 1/2%, 2006 series:
     Pollution Control Revenue Bonds,
     principal amount $8,775 and $8,780 respectively,
     less construction fund of $1,663 and $1,618
     respectively  . . . . . . . . . . . . . . . . . .    7,112      7,162
   8.50%, 2022 series  . . . . . . . . . . . . . . . .   40,000     40,000
   6.75%, 2027A series:
     Industrial Development Revenue Bonds,
     principal amount $28,000, less construction fund
     of $2,934 and $6,472 respectively . . . . . . . .   25,066     21,528
   6.70%, 2027B series:
     Industrial Development Revenue Bonds  . . . . . .   19,300     19,300
   7.70%, 2028 series  . . . . . . . . . . . . . . . .   25,000     25,000
     First Mortgage Bonds Outstanding  . . . . . . . .  135,620    132,388
   Unamortized discount and premium on bonds, net  . .   (1,139)    (1,158)
   Long-term debt sinking fund requirements (Note 4b)      (195)      (430)
   Maturity of 5.45%, 1996 series (Note 4b)  . . . . .   (7,840)         -
     Total First Mortgage Bonds  . . . . . . . . . . .  126,446    130,800
        Total Capitalization   . . . . . . . . . . . . $317,204   $325,389

 The accompanying notes are an integral part of the above statements.
/TABLE

       Notes to Consolidated Financial Statements (Unaudited)
                          June 30, 1995


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

2.   Nuclear Decommissioning

   Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant (Kewaunee), which is through the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1995, the decommissioning costs recovered in rates will be $3.1 million. These trusts are shown on the balance sheet in the utility plant section, and as of June 30, 1995, these trusts totaled $29.8 million.

   Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent. As of June 30, 1995, the accumulated provision for depreciation included accumulated provisions for decommissioning totaling $29.8 million.

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

3.   Per-Share Amounts

   Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months and for the six months ended June 30, 1995 and 1994, there were 10,719,812 shares.

   Dividends declared and paid per share of common stock for the periods ended June 30, 1995 and 1994, were, respectively, for the three months $0.47 and $0.465; for the six months, $0.94 and $0.93.

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

   b.   First Mortgage Bonds.

     The annual sinking fund requirements of the outstanding
     First Mortgage Bonds are $430,000 in 1995.  As of June 30,
     1995, $195,000 is still needed to satisfy the 1995 requirements.

     The 5.45%, First Mortgage Bonds, 1996 series will be maturing on June 1, 1996, requiring $7.8 million to retire this series of bonds.

5.   Supplemental Cash Flow Information

   For purposes of the Consolidated Statements of Cash Flow, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

   Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                               Three Months      Six Months
                              Ended June 30,    Ended June 30,
     (Thousands of dollars)   1995     1994     1995     1994

     Interest, net of
     amounts capitalized . .  $3,995   $3,781   $5,872   $5,332

     Income taxes paid . . .  $6,980   $5,376   $8,980   $6,001

6.   Acquisition of Nonregulated Subsidiary

   In January 1995 the Company purchased certain assets of American Energy Management, Inc. (AEM), a national energy marketing firm that provides gas marketing, energy management, energy auditing, and conservation services to customers in ten states. The acquisition has been accounted for as a purchase, and the results of AEM have been included in the accompanying consolidated financial statements since the date of acquisition. Pro forma results are not presented because the amounts do not significantly differ from historical results.

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

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during all of the periods ended June 30, 1995. It is anticipated that 1995 construction and nuclear fuel expenditures will be $25 million. The Company also expects to capitalize about
$2 million to $3 million of spending on conservation programs with internally generated funds. Approximately $3 million of the Company's electric construction program during this period will be met with construction fund draw-downs.

During the first quarter of 1995, the Company purchased all of its outstanding 8.70%, Series E, preferred stock and acquired AEM with internally generated cash.

Bank lines of credit available to the Company are currently
$25 million.

The Company's capitalization ratios were as follows:

                                      June 30,     Dec. 31,
                                        1995         1994

     Common shareholders' equity . .   56.5%        53.4%

     Redeemable preferred stock* . .      -          1.5
     Long-term debt* . . . . . . . .   39.8         37.0

     Short-term debt . . . . . . . .    3.7          8.1

     *Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors
Service, Inc., and AA by Standard & Poor's Corporation.  The
Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Business Environment

On May 1, 1995, Northern States Power Company and Wisconsin Energy Corporation announced a proposed merger. If approved, the two companies would form a holding company called Primergy Corporation, creating the tenth largest utility company in the United States. The merger is subject to approval by the shareholders of both companies and various regulatory agencies including the Securities and Exchange Commission, the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, and state regulatory agencies. The outcome of this merger and the impacts it may have on the Company are unknown at this time.

Regulatory Environment

The Public Service Commission of Wisconsin (PSCW) has opened a docket to examine the costs and benefits of changing electric utility company structure and regulation. The PSCW's schedule is to report its findings to the legislature by the end of 1995. It is unknown at this time what impact, if any, this examination will have on the Company.

Results of Operations

Electric Sales and Revenues

The unseasonably warm weather experienced in June of this year along with a slight increase in the electric customer base contributed to increased electric sales for the three months ended June 30, 1995, compared to the same period last year (see table below).

Electric retail sales increased approximately 5 percent for the six months ended June 30, 1995, compared to the same time period a year ago.

                                Electric Sales in Megawatt-Hours
                        Three Months Ended June 30,     Six Months Ended June 30,
                         1995      1994    % Change     1995       1994    % Change
Residential........     156,625   151,795    3.18%     334,509    335,409   (0.27)%

Large commercial
and industrial    ....  232,904   239,684   (2.83)     453,430    463,424   (2.16)

Small commercial
and industrial.....     176,931   173,725    1.85      336,057    335,565    0.15

Other    .............   78,831    42,993   83.36      151,268     82,440   83.49

Total retail.......     645,291   608,197    6.10    1,275,264  1,216,838    4.80

Sales for resale...       3,101     5,285  (41.32)      13,909     29,899  (53.48)

Total sales........     648,392   613,482    5.69    1,289,173  1,246,737    3.40

*The significant increase in other electric sales is due to a shift in a major customer from the large commercial and industrial class.

Despite the increase in electric sales for both the three- and six-month periods, electric operating revenues decreased
$0.4 million or 1.2 percent for this year's second quarter, and $1.1 million or 1.5 percent for the six months ended June 30, 1995, as compared to the same periods the previous year. The decrease in electric operating revenues was the result of the Company's latest rate reduction, which became effective
January 1, 1995. Electric rates were effectively reduced by $5.1 million or 3.3 percent.

Gas Sales and Revenues

For the six months ended June 30, 1995, gas revenues decreased about $8 million or 14 percent compared to the same 1994 period. The decrease in gas revenues can be attributed, in part, to the warm weather experienced in the first quarter of this year as compared to the cold first quarter in 1994. For the three months ended June 30, 1995, gas revenues decreased about $1 million or 10 percent as compared to the same period last year. The decrease for both the three- and six-month periods ended June 30, 1995, compared to last year is also attributable to a shift in a major customer from system rates to transportation rates (see table). Transport customers' revenue is recorded only as margin (revenue less cost of gas).

The following table illustrates gas deliveries as compared to the previous year:

                         Gas Deliveries in Thousands of Therms
                   Three Months Ended June 30,     Six Months Ended June 30,
                    1995      1994   % Change      1995      1994    % Change
Residential......  12,533    11,486    9.12%      50,717    54,109   (6.27)%

Commercial and
Industrial.......  13,930    15,956  (12.70)      51,338    61,177  (16.08)

Total retail.....  26,463    27,442   (3.57)     102,055   115,286  (11.48)

Transport........   9,516     5,448   74.67       16,641     6,765

Total gas
deliveries.......  35,979    32,890    9.39      118,696   122,051   (2.75)

*Variance more than 100%.

Electric Fuel and Natural Gas Costs

Fuel cost for electric generation and purchased power costs decreased approximately $0.9 million or 9 percent for the second quarter of 1995 compared to last year's second quarter. This was mainly attributable to the low cost purchased power the Company was able to buy. Purchased power cost per megawatt-hour decreased $4 or 17 percent for the three months ended June 30, 1995, compared to the same period a year ago.

Fuel costs and purchased power decreased approximately
$1.4 million or 7 percent for the six-month period ended June 30, 1995, when compared to the same period last year. This was due to a decrease in fuel cost at the Company's Columbia Energy
Center along with a decrease in purchased power costs.

The unseasonably warm June caused power demands to increase significantly. On June 20, 1995, the Company set a record for peak demand of 570 megawatts for one hour. The old record of 551 megawatts for one hour was set in June 1994.

Natural gas costs for the six-month period ended June 30, 1995, decreased $7.1 million or 18 percent compared to the same six-month period a year ago. This is mainly due to a lower demand resulting from the warm weather experienced in this year's first quarter, compared to the cold weather in the first quarter of 1994, and the shift in a major customer from system rates to transport rates.

The heating degree days (HDD) for this year's first quarter, measured by the number of degrees the mean daily temperature is below 65 degrees Fahrenheit, were 3,416 HDD compared to 4,010 HDD for the same period last year, or a 17 percent decrease in HDD.

Natural gas costs for the three months ended June 30, 1995, versus the 1994 comparative period decreased $1.8 million or 22 percent. This is due to a decrease in the cost per therm of approximately $0.06 or 19 percent and the shift in a major customer from system rates to transport rates as described earlier.

Other Operating Expenses

Depreciation expense for the three months and six months ended
June 30, 1995, when compared to the same time periods in 1994, increased $0.6 million and $1.2 million or 11 percent, respectively. This is attributable to an increase in decommissioning costs (see footnote 2).

Income taxes decreased for both the three- and six-month periods ended June 30, 1995, compared to the same 1994 periods. For the three months ended, income taxes decreased approximately
$0.3 million or 21 percent, and for the six months ended, income taxes decreased $1.5 million or 22 percent. This is due to a decrease in pretax operating income for both periods.

Other Items

Other income increased $1.1 million for the six months ended June
30, 1995, compared to the same period last year due to earnings realized from the Company's nonregulated business.

Other interest expense increased for both the three- and six-month periods ended June 30, 1995, when compared to the same periods a year ago. This is due to higher levels of short-term debt outstanding during 1995 periods than in 1994 because of the repurchase of the Series E preferred stock earlier this year.

 PART II.  OTHER INFORMATION


  Item 4    Results of Votes of Security Holders

            The Company's Annual Meeting of Shareholders was held on May 1, 1995, in Middleton, Wisconsin. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act. The election of nominees for directors of Class III to hold office until 1998 were voted upon by shareholders at the meeting. The table below briefly describes the results of the shareholders' votes extending Class III Directors' terms until 1998.

                                    For          Withhold
                                                 Authority

            Richard E. Blaney   8,792,872        91,282
            Frederic E. Mohs    8,796,005        90,078
            Phillip C. Stark    8,792,723        93,360

  Item 5    Other Information

            During the scheduled maintenance and refueling outage of the Kewaunee Nuclear Power Plant (Kewaunee), inspection of the steam generators revealed higher levels of tube degradation than was anticipated. Thus, the degraded tubes were removed from service by plugging. Prior to the recent shutdown, the equivalent of approximately 12 percent of the tubes in the steam generators were plugged with no loss of capacity. When Kewaunee was returned to service on May 18, 21 percent of the tubes were plugged, resulting in a capacity reduction during Kewaunee's current operating cycle which extends into the fall of 1996. The Company's share (17.8 percent) of net Kewaunee output has been reduced from 93 megawatts to approximately
            91 megawatts. The small reduction in capacity resulting from the plugging of steam generator tubes should not affect earnings significantly because of the availability of reserve capacity in our system. The study of tube repair alternatives continues.

 Item 6(a)  Exhibits
 Exh. No.   Indenture of Mortgage and Deed of Trust Between the
     4      Company and Firstar Trust Company, as Trustee (and
            supplements). Reference was provided in the Company's 1994 Annual Report on Form 10-K
            (Commission File No. 0-1125).

 Exh. No.   Ratio of Earnings to Fixed Charges
    12

 Exh. No.   Appendix E to Item 601(c) of Regulation S-K:  Public
    27      Utility Companies Financial Data Schedule UT

                               Exhibit Index

                                                   Sequentially
            Exhibit No.           Exhibit          Numbered Page

                4     Indenture of Mortgage and          NA
                      Deed of Trust Between the
                      Company and Firstar Trust
                      Company

               12     Ratio of Earnings to Fixed         16
                      Charges   16

               27     Regulation S-K:  Financial Data    17
                      Schedule UT 17

 Item 6(b)  Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MADISON GAS AND ELECTRIC COMPANY
                            (Registrant)


Date:  August 11, 1995      /s/ David C. Mebane
                            David C. Mebane
                            Chairman, President and Chief
                            Executive Officer
                            (Duly Authorized Officer)


Date:  August 11, 1995     /s/ Joseph T. Krzos
                           Joseph T. Krzos
                           Vice President - Finance
                           (Chief Financial and Accounting Officer)