Form 10-Q
period 1995-09-30
MADISON GAS & ELECTRIC CO
filed 1995-11-13
CIK 61339

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549
                          FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  SEPTEMBER 30, 1995

                              or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:  ___________ to  ___________


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


  Common Stock outstanding at November 10, 1995:  10,719,812 shares


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

        Madison Gas and Electric Company and Subsidiaries
      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                       (Thousands of Dollars)
                              (Unaudited)
                                     Three Months          Nine Months
                                         Ended                Ended
                                     September 30,        September 30,
                                     1995       1994      1995       1994
         STATEMENTS OF INCOME
 Operating Revenues
   Electric  . . . . . . . . . . . .$47,316    $43,577   $117,908  $115,273
   Gas   . . . . . . . . . . . . . .  7,407      8,615     59,787    69,424
     Total Operating Revenues  . . . 54,723     52,192    177,695   184,697
 Operating Expenses
   Fuel for electric generation  . .  8,509      6,770     21,549    21,009
   Purchased power   . . . . . . . .  2,526      4,126      6,169     7,922
   Natural gas purchased   . . . . .  3,220      4,669     35,716    44,219
   Other operations  . . . . . . . . 14,764     13,702     44,725    42,842
   Maintenance   . . . . . . . . . .  2,402      2,419      8,919     8,881
   Depreciation and amortization   .  6,206      5,610     18,656    16,818
   Other general taxes   . . . . . .  2,149      2,114      6,495     6,533
   Income tax items  . . . . . . . .  4,933      3,995     10,554    11,164
     Total Operating Expenses  . . . 44,709     43,405    152,783   159,388
 Net Operating Income  . . . . . . . 10,014      8,787     24,912    25,309
 AFUDC - equity funds  . . . . . . .     10         36         46        91
 Other income, net . . . . . . . . .    297        423      2,523     1,519
 Income before interest expense  . . 10,321      9,246     27,481    26,919
 Interest Expense
   Interest on long-term debt  . . .  2,593      2,645      7,774     7,897
   Other interest  . . . . . . . . .    208        157        797       302
   AFUDC - borrowed funds  . . . . .     (5)       (21)       (24)      (51)
     Net Interest Expense  . . . . .  2,796      2,781      8,547     8,148
 Net Income  . . . . . . . . . . . .  7,525      6,465     18,934    18,771
 Preferred stock dividends . . . . .      -        117         64       356
 Earnings on common stock  . . . . . $7,525     $6,348    $18,870   $18,415
 Earnings per share of common stock
   (Note 3)  . . . . . . . . . . . .  $0.70      $0.59      $1.76     $1.72

    STATEMENTS OF RETAINED INCOME
 Balance - beginning of period . . .$78,628    $74,964    $77,358   $72,865
 Earnings on common stock  . . . . .  7,525      6,348     18,870    18,415
 Cash dividends on common stock
  (Note 3) . . . . . . . . . . . . . (5,093)    (5,039)   (15,168)  (15,007)
 Balance - end of period . . . . . .$81,060    $76,273    $81,060   $76,273

 The accompanying notes are an integral part of the above statements.
/TABLE

        Madison Gas and Electric Company and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOW
                       (Thousands of Dollars)
                            (Unaudited)
                                        Three Months        Nine Months
                                           Ended               Ended
                                       September 30,       September 30,
                                        1995      1994      1995      1994
 Operating Activities
   Net income  . . . . . . . . . . . . $7,525    $6,465    $18,934   $18,771
   Items not affecting working
   capital:
     Depreciation and amortization   .  6,206     5,610     18,656    16,818
     Deferred income taxes   . . . . .   (323)      (86)      (563)      825
     Amortization of nuclear fuel  . .    797       858      1,927     1,953
     Amortization of investment tax
      credits  . . . . . . . . . . . .   (192)     (194)      (581)     (581)
     AFUDC - equity funds  . . . . . .    (10)      (36)       (46)      (91)
     Other   . . . . . . . . . . . . .    157       (82)     1,061       155
        Net funds provided from
        Operations   . . . . . . . . . 14,160    12,535     39,388    37,850
   Changes in working capital,
   excluding cash equivalents, sinking
   funds, maturities, and interim
   loans:
     (Increase)/decrease in current
      assets . . . . . . . . . . . . . (4,667)     (724)     9,985       290
     Increase/(decrease) in current
      liabilities  . . . . . . . . . .  1,428       476     (1,610)   (2,474)
   Other noncurrent items, net   . . . (2,092)   (2,571)    (2,073)      244
     Cash provided by Operating
      Activities . . . . . . . . . . .  8,829     9,716     45,690    35,910
 Financing Activities
   Cash dividends on common and
    preferred stock  . . . . . . . . . (5,093)   (5,156)   (15,232)  (15,363)
   Other increases/(decreases) in
   First Mortgage Bonds  . . . . . . .      9         7       (233)      (64)
   Decrease in preferred stock   . . .      -      (200)    (5,300)     (200)
   Decrease in bond - construction
    funds  . . . . . . . . . . . . . .  1,976     3,141      5,469     7,940
   Decrease in interim loans   . . . . (1,250)     (500)   (17,350)  (10,000)
     Cash used for Financing
      Activities . . . . . . . . . . . (4,358)   (2,708)   (32,646)  (17,687)
 Investing Activities
   Acquisition of a nonregulated
    subsidiary . . . . . . . . . . . .      -         -     (8,036)        -
   Additions to utility plant and
    nuclear fuel . . . . . . . . . . . (4,997)   (8,261)   (13,083)  (16,757)
   AFUDC - borrowed funds  . . . . . .     (5)      (21)       (24)      (51)
   Increase in decommissioning fund  . (1,135)     (668)    (3,117)   (1,925)
     Cash used for Investing
      Activities . . . . . . . . . . . (6,137)   (8,950)   (24,260)  (18,733)
 Change in Cash and Cash Equivalents
  (Note 5) . . . . . . . . . . . . . . (1,666)   (1,942)   (11,216)     (510)
   Cash and cash equivalents at
    beginning of period  . . . . . . .  1,984     2,823     11,534     1,391
   Cash and cash equivalents at end of
    period . . . . . . . . . . . . . .   $318      $881       $318      $881

 The accompanying notes are an integral part of the above statements.
/TABLE

        Madison Gas and Electric Company and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                       (Thousands of Dollars)
                             (Unaudited)
                                                       Sept. 30   Dec. 31
                                                         1995       1994
                         ASSETS
 Utility Plant (at original cost), In Service
   Electric  . . . . . . . . . . . . . . . . . . . . . $488,081   $479,346
   Gas   . . . . . . . . . . . . . . . . . . . . . . .  172,763    167,710
     Gross plant in service  . . . . . . . . . . . . .  660,844    647,056
   Less accumulated provision for depreciation   . . . (340,708)  (323,511)
     Net plant in service  . . . . . . . . . . . . . .  320,136    323,545
   Construction work in progress   . . . . . . . . . .    9,240     11,920
   Nuclear decommissioning fund (Note 2)   . . . . . .   30,932     27,815
   Nuclear fuel, net   . . . . . . . . . . . . . . . .    6,618      8,386
     Total Utility Plant   . . . . . . . . . . . . . .  366,926    371,666
 Other property and investments  . . . . . . . . . . .   18,899      9,843
 Current Assets
   Cash and cash equivalents   . . . . . . . . . . . .      318     11,534
   Accounts receivable, less reserves of $1,160 and
    $921, respectively . . . . . . . . . . . . . . . .   22,734     25,998
   Unbilled revenue  . . . . . . . . . . . . . . . . .    5,644     10,411
   Materials and supplies, at average cost   . . . . .    6,229      6,424
   Fossil fuel, at average cost  . . . . . . . . . . .    2,300      2,130
   Stored natural gas, at average cost   . . . . . . .    8,514      8,551
   Prepaid taxes   . . . . . . . . . . . . . . . . . .    4,345      5,838
   Other prepayments   . . . . . . . . . . . . . . . .    1,057      1,456
     Total Current Assets  . . . . . . . . . . . . . .   51,141     72,342
 Deferred charges  . . . . . . . . . . . . . . . . . .   36,167     33,908
        Total Assets   . . . . . . . . . . . . . . . . $473,133   $487,759

             CAPITALIZATION AND LIABILITIES
 Capitalization (see statement)  . . . . . . . . . . . $321,621   $325,389
 Current Liabilities
   Preferred stock sinking fund requirements   . . . .        -        200
   Long-term debt sinking fund requirements  . . . . .      195        430
   Maturity of 5.45%, 1996 series  . . . . . . . . . .    7,840          -
   Interim loans - commercial paper outstanding  . . .   11,250     28,600
   Accounts payable  . . . . . . . . . . . . . . . . .   12,291     18,360
   Accrued taxes   . . . . . . . . . . . . . . . . . .      527      1,143
   Accrued interest  . . . . . . . . . . . . . . . . .    3,989      2,803
   Other   . . . . . . . . . . . . . . . . . . . . . .    8,210      4,327
     Total Current Liabilities   . . . . . . . . . . .   44,302     55,863
 Other Credits
   Accumulated deferred income taxes   . . . . . . . .   55,673     56,595
   Regulatory liability  . . . . . . . . . . . . . . .   25,563     25,204
   Investment tax credit - deferred  . . . . . . . . .   12,423     12,998
   Other   . . . . . . . . . . . . . . . . . . . . . .   13,551     11,710
     Total Other Credits   . . . . . . . . . . . . . .  107,210    106,507
 Commitments . . . . . . . . . . . . . . . . . . . . .        -          -
        Total Capitalization and Liabilities   . . . . $473,133   $487,759

 The accompanying notes are an integral part of the above balance sheets.
/TABLE

        Madison Gas and Electric Company and Subsidiaries
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                       (Thousands of Dollars)
                             (Unaudited)
                                                        Sept. 30   Dec. 31
                                                          1995      1994
 Common Shareholders' Equity
   Common stock - par value $8 per share:
     Authorized 28,000,000 shares
     Outstanding 10,719,812 shares   . . . . . . . . .  $85,758    $85,758
   Amount received in excess of par value  . . . . . .   26,372     26,372
   Retained income   . . . . . . . . . . . . . . . . .   81,060     77,359
     Total Common Shareholders' Equity   . . . . . . .  193,190    189,489
 Redeemable Preferred Stock cumulative, $25 par value,
     authorized 1,175,000 shares (Note 4a)
   Series E, 8.70%, 0 and 212,000 shares outstanding,
   respectively, less current sinking fund
   requirements of $0 and $200, respectively . . . . .        -      5,100

 First Mortgage Bonds
   5.45%, 1996 series (Note 4b)  . . . . . . . . . . .    7,840      7,920
   7 3/4%, 2001 series (Note 4c)   . . . . . . . . . .   11,302     11,478
   6 1/2%, 2006 series:
     Pollution Control Revenue Bonds,
     principal amount $8,775 and $8,780 respectively,
     less pollution control
     fund of $1,687 and $1,618, respectively   . . . .    7,088      7,162
   8.50%, 2022 series  . . . . . . . . . . . . . . . .   40,000     40,000
   6.75%, 2027A series:
     Industrial Development Revenue Bonds,
     principal amount $28,000, less construction fund
     of $934 and $6,472, respectively  . . . . . . . .   27,066     21,528
   6.70%, 2027B series:
     Industrial Development Revenue Bonds  . . . . . .   19,300     19,300
   7.70%, 2028 series  . . . . . . . . . . . . . . . .   25,000     25,000
     First Mortgage Bonds Outstanding  . . . . . . . .  137,596    132,388
   Unamortized discount and premium on bonds, net  . .   (1,130)    (1,158)
   Long-term debt sinking fund requirements  . . . . .     (195)      (430)
   Maturity of 5.45%, 1996 series  . . . . . . . . . .   (7,840)         -
     Total First Mortgage Bonds  . . . . . . . . . . .  128,431    130,800
        Total Capitalization   . . . . . . . . . . . . $321,621   $325,389

 The accompanying notes are an integral part of the above statements.

       Notes to Consolidated Financial Statements (Unaudited)
                        September 30, 1995

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

2. Nuclear Decommissioning

   Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant (Kewaunee), which is through the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1995, the decommissioning costs recovered in rates will be $3.1 million. These trusts are shown on the balance sheet in the utility plant section, and as of September 30, 1995, these trusts totaled $30.9 million.

   Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent. As of September 30, 1995, the accumulated provision for depreciation included accumulated provisions for decommissioning totaling $30.9 million.

   The Company's share of Kewaunee decommissioning costs is estimated to be $66.1 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs are assumed to inflate at an average rate of 6.1 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2050 related to the storage of spent nuclear fuel at the site.

3. Per-Share Amounts

   Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months and for the nine months ended September 30, 1995 and 1994, there were 10,719,812 shares.

   Dividends declared and paid per share of common stock for the periods ended September 30, 1995 and 1994, were, respectively, for the three months $0.475 and $0.47; for the nine months, $1.415 and $1.40

4. Capitalization Matters

   a. Redeemable preferred stock.

      On February 21, 1995, the Company retired 16,000 Series E shares for $400,000 in satisfying its annual sinking fund retirement obligation. The Company repurchased all remaining shares outstanding of its Series E, 8.70%, preferred stock on the same day. The total amount of approximately $5.5 million was financed with short-term borrowings.

   b. First Mortgage Bonds.

      The annual sinking fund requirements of the outstanding
      First Mortgage Bonds are $430,000 in 1995. As of
      September 30, 1995, $195,000 is still needed to satisfy the 1995 requirements.

      The 5.45%, First Mortgage Bonds, 1996 series will be maturing on June 1, 1996, requiring $7.8 million to retire this series of bonds.

   c. Subsequent Event.

      On November 22, 1995, the Company will redeem the outstanding $11.3 million, 7 3/4%, 2001 series, First Mortgage Bonds and replace these bonds with commercial paper. The Company has entered into an agreement with a commercial bank to fix the interest rate payable by the Company for a five-year period.

5. Supplemental Cash Flow Information

   For purposes of the Consolidated Statements of Cash Flow, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

   Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                              Three Months     Nine Months
                                 Ended            Ended
                              September 30,    September 30,
   (Thousands of dollars)      1995    1994     1995     1994

   Interest, net of amounts
     capitalized              $1,601  $1,589    $7,481  $6,920
   Income taxes paid          $4,515  $3,301   $13,495  $9,302

6. Acquisition of Nonregulated Subsidiary

   In January 1995 the Company purchased certain assets of American Energy Management, Inc. (AEM), a national energy marketing firm that provides gas marketing, energy management, energy auditing, and conservation services to customers in twelve states. The acquisition has been accounted for as a purchase, and the results of AEM have been included in the accompanying consolidated financial statements since the date of acquisition. Pro forma results are not presented because the amounts do not significantly differ from historical results.

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

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during all of the periods ended September 30, 1995. It is anticipated that 1995 construction and nuclear fuel expenditures will be between $22 million and $25 million. The Company also expects to capitalize about $2 million to $3 million of spending on conservation programs with internally generated funds. Approximately $6 million of the Company's electric construction program during this period has been met with construction fund draw-downs.

During the first quarter of 1995, the Company purchased all of its outstanding 8.70%, Series E, preferred stock and acquired AEM with internally generated cash.

Bank lines of credit available to Madison Gas and Electric
Company (MGE) are currently $25 million. Great Lakes Energy Corp.
(GLENCO), a wholly owned subsidiary of MGE, and AEM, a subsidiary of GLENCO, have established bank lines of credit up to $5 million.

The Company's capitalization ratios were as follows:

                                     Sept. 30,    Dec. 31,
                                      1995         1994

     Common shareholders' equity . .  56.7%        53.4%
     Redeemable preferred stock* . .     -          1.5
     Long-term debt* . . . . . . . .  40.0         37.0
     Short-term debt . . . . . . . .   3.3          8.1

     *Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors
Service, Inc., and AA by Standard & Poor's Corporation. The
Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Business Environment

On May 1, 1995, Northern States Power Company and Wisconsin Energy Corporation announced a proposed merger. If approved, the two companies would form a holding company called Primergy Corporation, creating the tenth largest utility company in the United States. The merger has been approved by the shareholders of both companies. Various regulatory agency approval is required including the Securities and Exchange Commission, the Nuclear Regulatory Commission, the Federal Energy Regulatory Commission, and state regulatory agencies. The Company is opposing approval of the merger on the grounds that the merger would violate antitrust laws and principles. The outcome of this proposed merger and the impacts it may have on the Company are unknown at this time.

Regulatory Environment

The Public Service Commission of Wisconsin (PSCW) has opened a docket to examine the costs and benefits of changing electric utility company structure and regulation. The Commissioner chairing the advisory committee to study this issue and the Wisconsin Assembly Utilities Committee agreed that the PSCW would continue to study the matter but no legislation would be considered during 1995 or 1996. It is unknown at this time what impact (if any) this examination will have on the Company. The PSCW has also opened a docket to examine what changes are needed in the cost recovery mechanism for purchasing gas costs. It is not known what changes (if any) will be made to the Purchased
Gas Adjustment Clause.

Results of Operations

Electric Sales and Revenues

The extremely hot weather experienced this summer contributed to increased electric sales for the three and nine months ended September 30, 1995, compared to the same periods last year (see table below). Electric retail sales increased approximately
13 percent for the three months ended September 30, 1995, compared to the same time period a year ago.

Cooling degree days (measured by the number of degrees the mean daily temperature is above 65 degrees Fahrenheit) for the third quarter of 1995 increased approximately 92 percent over last year's third quarter, and approximately 70 percent over normal. The average temperature for this year's third quarter was 70 degrees Fahrenheit, 3 degrees higher than the average temperature for the third quarter of 1994.

                                       Electric Sales in Megawatt-Hours
                    Three Months Ended September 30   Nine Months Ended Sept. 30
                     1995      1994     % Change      1995        1994       % Change
Residential          227,414   179,750   26.52%         561,923     515,159    9.08%

Large commercial
and industrial*      258,855   283,081   (8.56)         712,285     746,505   (4.58)

Small commercial
and industrial       192,348   172,771   11.33          528,405     508,336    3.95

Other<FN1>            93,779    46,356  102.30          245,047     128,796   90.26

  Total retail       772,396   681,958   13.26        2,047,660   1,898,796    7.84

Sales for resale       2,859     2,563   11.55           16,768      32,462  (48.35)

  Total sales        775,255   684,521   13.26        2,064,428   1,931,258    6.90

The significant increase in other electric sales is due to a shift in a major customer from the large commercial and industrial class.

The increase in electric sales for both the three- and nine-month periods contributed to the increase in electric operating revenues of $3.7 million or 8.6 percent for this year's third quarter, and $2.6 million or 2.3 percent for the nine months ended September 30, 1995, as compared to the same periods the previous year. Electric rates were effectively reduced by $5.1 million or 3.3 percent effective January 1, 1995.

Gas Sales and Revenues

For the nine months ended September 30, 1995, gas revenues decreased about $10 million or 14 percent compared to the same 1994 period. The decrease in gas revenues can be attributed, in part, to lower sales volumes due to the warm weather experienced in the first quarter of this year as compared to the cold first quarter in 1994. In addition, gas costs on a per-unit basis were less this year compared to the previous year. The lower gas costs are reflected in revenues by the Company's Purchased Gas Adjustment Clause.

For the three months ended September 30, 1995, gas revenues decreased about $1 million or 14 percent as compared to the same period last year. The decrease for both the three- and nine-month periods ended September 30, 1995, compared to last year, is also attributable to a shift in customers from system rates to transportation rates (see table). Transport customers' revenue is recorded only as margin (revenue less cost of gas).

The following table illustrates gas deliveries as compared to the previous year:

                               Gas Deliveries in Thousands of Therms
               Three Months Ended September 30    Nine Months Ended September 30
                   1995      1994    % Change      1995       1994      % Change
Residential        5,702     5,608    1.68%        56,419     59,711    (5.52)%

Commercial and
  Industrial      10,099    10,660   (5.26)        61,437     71,837   (14.48)

Total retail      15,801    16,268   (2.87)       117,856    131,554   (10.41)

Transport<FN1>    10,036     8,265   21.43         26,677     15,030    77.49

Total gas
  deliveries      25,837    24,533    5.32        144,533    146,584    (1.40)

The significant increase in transport is due to a shift in customers from system rates to transportation rates.

Electric Fuel and Natural Gas Costs

Fuel for electric generation increased approximately $2.0 million or 26 percent for the third quarter of 1995 compared to last year's third quarter. This was mainly attributable to the significant increase in power demands due to the hot and humid weather experienced during this time. Purchased power decreased approximately $2 million or 40 percent for the three months ended September 30, 1995, compared to the same period last year. The Company was able to use lower cost fuel during this time period, thus reducing the volume of purchased power needed. The volume of purchased power for the third quarter of 1995 decreased by approximately 65 gigawatt-hours or 43 percent.

Fuel costs and purchased power decreased approximately
$1.2 million or 4 percent for the nine-month period ended
September 30, 1995, when compared to the same period last year.
This was due to a decrease in fuel cost at the Company's Columbia
Energy Center along with a decrease in purchased power costs.

The extremely hot July and August caused power demands to increase significantly. On July 13, 1995, the Company set a record for peak demand of 598 megawatts for one hour, breaking the previously set record of 570 megawatts for one hour set in June 1995.

Natural gas costs for the nine-month period ended September 30, 1995, decreased $8.5 million or 19 percent compared to the same nine-month period a year ago. This was due to the following factors: a lower demand resulting from the warm weather experienced in this year's first quarter compared to the cold weather in the first quarter of 1994, a decrease in the cost per therm of $0.03, and the shift in customers from system rates to transport rates as described earlier.

Natural gas costs for the three months ended September 30, 1995, versus the 1994 comparative period decreased $1.4 million or 31 percent. This is due to a decrease in the cost per therm of approximately $0.08 or 29 percent and the shift in customers from system rates to transport rates.

Other Operating Expenses

Depreciation expense for the three months and nine months ended September 30, 1995, when compared to the same time periods in 1994, increased $0.6 million and $1.8 million or 11 percent, respectively. This is attributable to an increase in decommissioning costs recorded as depreciation expenses (see
Note 2).

Income taxes increased $1 million or 23 percent for the three months ended September 30, 1995, compared to the same 1994 period. For the nine-month period ended September 30, 1995, income taxes decreased $0.6 million or 5 percent compared to last year. The increase in income taxes for the third quarter of this year is due to an increase in pretax operating income. The decrease for the nine months ended September 30, 1995, is due to the decrease in pretax operating income for this period.

Other Items

Other income increased $1 million for the nine months ended
September 30, 1995, compared to the same period last year due to earnings realized from the Company's nonregulated business.

Other interest expense increased for both the three- and nine-month periods ended September 30, 1995, when compared to the same periods a year ago. This is due to higher levels of short-term debt outstanding during 1995 periods than in 1994 because of the repurchase of the Series E preferred stock earlier this year.

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

Exh. No.   Ratio of Earnings to Fixed Charges
  12

Exh. No.   Appendix E to Item 601(c) of Regulation S-K: Public
   27      Utility Companies Financial Data Schedule UT

                               Exhibit Index

            Exhibit                                Sequentially
              No.     Exhibit                      Numbered Page

               4      Indenture of Mortgage and
                      Deed of Trust Between the
                      the Company and Firstar
                      Trust Company                       NA

              12      Ratio of Earnings to Fixed
                      Charges                             15

              27      Regulation S-K: Financial Data
                      Schedule UT                         16

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


                       MADISON GAS AND ELECTRIC COMPANY
                       (Registrant)



 Date: November 10, 1995    /s/ David C. Mebane
                            David C. Mebane
                            Chairman, President and Chief
                            Executive Officer
                            (Duly Authorized Officer)


 Date: November 10, 1995    /s/ Joseph T. Krzos
                            Joseph T. Krzos
                            Vice President - Finance
                            (Chief Financial and Accounting
                             Officer)