Form 10-K405
period 1995-12-31
MADISON GAS & ELECTRIC CO
filed 1996-03-28
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549
                         FORM 10-K

     (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended:  DECEMBER 31, 1995
                                or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from:  ________________ to
     ________________

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

                       (608) 252-7000
     (Registrant's telephone number, including area code)

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $426,112,527 based on a closing bid price of $26.50 on March 1, 1996 (the record date for the Annual Meeting of Shareholders).

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report, was 16,079,718 of Common Stock, Par Value $8 Per Share.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

-    1995 Annual Report to Shareholders (Parts I, II, and IV)

-    Definitive Proxy Statement filed on March 26, 1996
     (Parts I and III)

PART I.

Item 1.  Business.

General Description of Business

The registrant, Madison Gas and Electric Company (the Company), a Wisconsin corporation organized as such in 1896, is a public utility engaged in the generation and transmission of electric energy and in its distribution in Madison and its environs (250 square miles) and in the purchase, transportation, and distribution of natural gas in Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon counties, Wisconsin (1,325 square miles). Exhibit No. 21 herein provides a description of the Company's wholly owned subsidiaries.

The Company also owns two gas marketing companies, Great Lakes
Energy Corp. (GLENCO) and American Energy Management, Inc. (AEM), created to take advantage of the opportunities made available by Federal Energy Regulatory Commission (FERC) Order 636.

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

For example, the ongoing issue of global warming could result in significant compliance cost for carbon dioxide emission controls. Except as set forth below, the amounts of such expenditures and the period of time over which they may be required to be made are not known. The Company is unable to predict whether compliance with future pollution control regulations would involve curtailments of operations or reductions in generating capacity or efficiency of present generating facilities or delays in the construction and operation of future generating facilities.

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

Electric Operations

At December 31, 1995, the Company supplied electric service to 119,886 customers, of whom 107,093 were located in the cities of Fitchburg, Madison, Middleton, and Monona, and 12,793 in adjacent areas. Of the total number of customers, 104,092 were residential and 15,654 were commercial. For 1995, residential and commercial electric service revenues comprised 36 percent and 48 percent, respectively, of total electric revenues. The remaining electric revenues during 1995 were from industrial sales (7 percent), sales to public authorities including the University of Wisconsin (9 percent), and sales to other utilities (less than 1 percent). The electric operations accounted for 62 percent of the total revenues of the Company.

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

The PSCW voted in December 1995 to carefully pursue the restructuring of the electric utility industry in Wisconsin. This approach is largely consistent with a plan developed and supported by the Company. The process will include a report by the Commissioners to the legislature, a draft work plan, and a series of dockets and proceedings over the next three to seven years to implement the work plan. (See Item 7, page II-7, Regulatory and Accounting Issues for further discussion.)

Fuel supply and generation

The Company estimates that its net kilowatt-hour requirements for 1996 will be provided from the following sources: 68 percent from fossil-fueled steam plants, 24 percent from a nuclear-fueled steam plant, 7 percent from low-cost power purchases, and 1 percent from a combination of natural gas- and oil-fired combustion turbines.

The Company has a 22 percent ownership interest in the Columbia Energy Center (Columbia). The other owners are WPL, which operates Columbia, and WPSC. The first (Columbia I) and second (Columbia II) units at Columbia were placed in commercial operation in 1975 and 1978, respectively. The Columbia co-owners' coal inventory supply for Columbia I and Columbia II was 40 days on December 31, 1995. The co-owners' goal is to maintain a 40-day inventory. Columbia, with two 527-megawatt units, uses coal from the Wyoming-Montana coal fields. One hundred (100) percent of the low-sulfur coal supply for these units comes from Powder River Basin sources in Montana and Wyoming.

About 200 megawatts of the Company's electric generating capacity is provided by the Blount Generating Station (Blount) (see I-9).
The Company is able to burn a variety of coals and natural gas at Blount.

The Kewaunee plant began commercial operation in 1974. The
Kewaunee capability factor was 83.1 percent in 1995, compared to a projected industry average of 84.5 percent.

The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. During the first quarter of 1995, Kewaunee was shut down for scheduled maintenance and refueling. Inspection of the steam generators revealed increased levels of tube degradation. Prior to the shutdown, the equivalent of approximately 12 percent of the tubes in the steam generators were plugged with no loss of capacity. When the plant was returned to service in May 1995, approximately 21 percent of the tubes were plugged.

As a result of the need to keep Kewaunee cost-competitive and to address the repair or replacement of the steam generators, the co-owners of Kewaunee have been and are continuing to evaluate various alternatives to deal with the potential future loss of capacity resulting from the continuing degradation of the steam generator tubes. As part of this evaluation, the following actions are being taken:

- A request has been submitted to the Nuclear Regulatory Commission (NRC) to redefine the pressure boundary point of the repaired steam generator tubes (sleeved tubes), which have been removed from service by plugging, in order to allow the return of many of the sleeved tubes to service. If the request is granted, and even if additional degraded tubes would be discovered during the next planned shutdown in the fall of 1996, Kewaunee should be able to return to near-full capacity at that time.

- A request will be submitted to the NRC to allow the co-owners to pursue welded repair technologies to repair existing sleeved tubes in an effort to return plugged tubes to service. Although welded tube repair technologies exist, such technologies have not yet been approved by the NRC.

- Continuing evaluations are being performed with respect to the economics of replacing the steam generators. Replacement of steam generators is estimated to cost approximately
     $100 million (the Company's share is 17.8 percent), exclusive of additional purchase power costs associated with an extended shutdown.

- The Company has requested the PSCW to accelerate the collection of funds through rates for decommissioning and the recovery of the existing net plant.

The co-owners continue to evaluate the potential financial and regulatory implications of a change in ownership (which would likely require as a condition precedent authority to replace the steam generator) or early shutdown of Kewaunee. The Company believes that the best near-term economic alternative for the owners of Kewaunee is to continue to pursue tube recovery and repair processes. The Company will reassess its views of available alternatives based on the condition of steam generator tubes during the fall 1996 refueling outage. On December 31, 1995, the net book value of the Company's share of Kewaunee was $23.6 million.

Operating and maintenance costs at Kewaunee have been reduced more than 25 percent over the last three years. Continued reduction of costs, while not sacrificing safety, is planned to keep Kewaunee cost-competitive. The NRC continues to rate Kewaunee superior (Category 1) in all areas: maintenance, operations, engineering, and plant support.

If Kewaunee remains in operation until expiration of the operating license, physical decommissioning is expected to occur during the period 2014 to 2021 with additional expenditures being incurred during the period 2022 to 2050 related to the storage of spent nuclear fuel at the site. In July of 1994, the PSCW issued an order covering all Wisconsin utilities with nuclear generation. The order standardizes cost escalation assumptions used in determining decommissioning liabilities. Based on this methodology and considering other assumption changes, Kewaunee decommissioning costs are estimated to be $376 million in current dollars and $1.9 billion in year-of-expenditure dollars. The Company's share of Kewaunee decommissioning costs is estimated to be $67 million in current dollars and $339 million in year-of-expenditure dollars. These costs are recovered currently in customer rates and deposited in external trusts. As of December 31, 1995, the Company's external trusts totaled
$37 million (fair market value).

The supply of nuclear fuel for Kewaunee requires the purchase of uranium concentrates, the conversion of uranium concentrates to uranium hexafluoride, enrichment of the uranium hexafluoride, and fabrication of the enriched uranium into usable fuel assemblies. After a region of spent fuel (approximately one-third of the nuclear fuel assemblies in the reactor) is removed from the reactor, it is placed in temporary storage in a spent fuel pool at the plant site. Permanent storage is addressed below. There are presently no operating facilities in the United States that are reprocessing commercial nuclear fuel. A discussion of the nuclear fuel supply for Kewaunee follows:

- Requirements for uranium are met through spot or contract purchases. An inventory policy, which takes advantage of economical spot market purchases of uranium, results in inventories sufficient for up to two reactor reloads of fuel, excluding in-process uranium.

- Uranium hexafluoride from inventory and from spot market purchases was used to satisfy converted material requirements in 1995. The co-owners intend to purchase future conversion services on the spot market unless they can negotiate economical long-term contracts with primary suppliers.

- In 1995, enrichment services were not required. However, future services will be procured from COGEMA, Inc., pursuant to a contract executed in 1983 and last amended in 1995. Enrichment services are also purchased from the United States Enrichment Corporation (USEC) under the terms of the utility services contract which is in effect for the life of Kewaunee. The co-owners are committed to take 70 percent of its annual enrichment requirements in 1997 and in alternate years thereafter from USEC.

- Fuel fabrication services through March 15, 2001, are covered by contract with Siemens Power Corporation.

- Beyond the stated periods set forth above, additional contracts for uranium concentrates, conversion to uranium hexafluoride, enrichment, fabrication, and spent fuel storage will have to be procured. The co-owners anticipate the prices for the foregoing will modestly increase.

Pursuant to the Nuclear Waste Policy Act of 1982 (Nuclear Policy
Act), the U.S. Department of Energy (DOE) entered into a contract with the co-owners to accept, transport, and dispose of spent nuclear fuel beginning no later than January 31, 1998. It is likely that the DOE will not accept spent nuclear fuel before the year 2015. A fee to offset the costs of the DOE's disposal for all spent fuel used since April 7, 1983, has been assessed by the DOE at one mill per net kilowatt-hour of electricity generated and sold by Kewaunee. An additional one-time fee was paid to the DOE for the disposal of spent nuclear fuel used to generate electricity prior to April 7, 1983. Spent fuel is currently stored at Kewaunee. The existing capacity of the spent fuel storage facility will enable storage of the projected quantities of spent fuel through April 2001. The co-owners are evaluating options for the storage of additional quantities beyond 2001. Several technologies are available. An investment of approximately $2.5 million in the early 2000s could provide additional storage sufficient to meet spent fuel storage needs until expiration of the current operating license in 2013.

The Nuclear Policy Act provides that both the federal government and the nuclear utilities fund the decontamination and decommissioning of the three gaseous diffusion plants in the United States. Utility contributions will be collected through a special assessment based on a utility's percentage of uranium enrichment services purchased through the date of enactment compared to total enrichment sales by the DOE. The co-owners of Kewaunee are required to pay approximately $19.2 million in current dollars over a period of 15 years. At December 31, 1995, the remaining liability was $14.4 million of which the Company's share is $2.6 million. The payments are subject to adjustment for inflation.

In 1995, Yankee Atomic Electric Company (Yankee Atomic) received a United States Court of Federal Claims decision that Yankee Atomic was entitled to a refund of $3 million paid to the Uranium Enrichment Decontamination and Decommissioning Fund. The court ruled that by entering into contracts with utilities, the government agreed to charge certain prices for uranium enrichment services that could not be legislatively changed after performance and payment were completed. The Yankee Atomic decision addresses only a refund to Yankee Atomic. Based on the Yankee Atomic decision, the co-owners of Kewaunee are investigating options and actions available.

Utility customers of the USEC have challenged the pricing of enrichment services by the USEC subsequent to the Energy Policy Act of 1992. The position of the utilities is that the charges by the USEC are higher than the terms of the contracts originally entered into with the DOE. The co-owners are investigating the situation to determine actions available.
The Low-Level Radio-
active Waste Policy Act of 1980 specifies that states may enter into compacts to provide for regional low-level waste disposal facilities. Wisconsin is a member of the Midwest Low-Level Radioactive Waste Compact. The state of Ohio has been selected as the host state for the Midwest Compact and is proceeding with the preliminary phases of site selection. In July 1995, the Barnwell, South Carolina, disposal facility again began to accept low-level radioactive waste materials from outside its region.

Air quality

Phase II of the Federal Clean Air Act amendments of 1990 sets stringent SO2 and nitrogen oxide emission limitations which may result in increased capital and operating and maintenance expenditures. Phase 2 emission compliance strategies could include the following: fuel switching, emission trading, purchased power agreements, new emission control devices, or installation of new fuel-burning technologies and clean-coal technologies. Phase 2 emission compliance strategies and their costs are currently being evaluated. The Company has prevailed in legal proceedings in the United States Court of Appeals for the 7th Circuit against the Environmental Protection Agency (EPA) to require the EPA to award the Company bonus credits for SO2 emissions under the Clean Air Act. The Court of Appeals ordered the EPA to review its disallowance of bonus credits. If the Company prevails, it will receive additional SO2 credits.

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

Gas Operations

On December 31, 1995, the Company supplied natural gas service to 102,589 customers in the cities of Elroy, Madison, Middleton, Monona, Fitchburg, Lodi, Verona, and Viroqua; 21 villages; and all or parts of 37 townships. Revenues received from residential and commercial customers accounted for 58 and 36 percent, respectively, of the total gas revenues for 1995. The gas operations accounted for 38 percent of the total revenues of the Company. Revenues from transportation service accounted for 2 percent of the total gas revenues for 1995. Sales and revenues from best-efforts rate schedules accounted for 7 and 4 percent of total retail sales and revenues, respectively.

The Company has the ability to peak shave through use of a propane-air gas manufacturing plant for which it had on hand adequate fuel supplies for its peak-shaving requirements during the 1995 to 1996 heating season. In addition, the Company can curtail gas deliveries to its interruptible customers. Approximately 11 percent of gas sold in 1995 was sold to interruptible customers.

Gas supply

The Company has physical interconnections with both ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). The Company's primary service territory, which includes Madison and the surrounding area, receives deliveries at four ANR gate stations and one NNG gate station. The Company also receives deliveries at NNG gate stations located in the communities of Viroqua, Elroy, and Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical supply mix including gas from Canada and the United States Mid-Continent and Gulf/Offshore regions.

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

The heating season beginning in November 1995 and continuing through March 1996 was much colder than normal. The colder-than-normal weather, along with an extended extreme cold weather period in late January and early February, resulted in significant industry-wide reductions of storage inventory levels, which were already historically low going into the heating season. The low storage levels and limited transportation capacity availability forced gas prices to rise to new levels. The Company's customers were not heavily impacted, however, because low-cost supplies injected into storage during the summer were withdrawn in the winter to meet customer demand.

Regarding transportation of supply, the Company has firm transportation service on ANR for a maximum daily quantity of 33,618 dekatherms. The Company's NNG maximum daily quantity for firm transportation service is 48,719 dekatherms. The Company also holds 2,389 dekatherms of firm transportation service into Viroqua's NNG gate station, and firm transportation service of 1,500 dekatherms into Crawford County's NNG gate station.

General

The Company's business is seasonal to the same extent as other upper Midwest electric and natural gas utilities.

The Company had 706 permanent employees at December 31, 1995.

Information regarding Company executive officers is included under Item 10 of this report, page III-1, which information is incorporated herein by reference.

Item 2. Properties.

The following table presents the generating capability in service at December 31, 1995:

                   Commercial                  Net      No. of
      Plants       Operation      Fuel     Capability    Units
                      Date                 (Megawatt)

 Steam Plants

      Columbia    1975 & 1978  Low-sulfur
                               coal           231(1,2)      2
      Kewaunee    1974         Nuclear         92(1,3)      1
      Blount      1957 & 1961  Coal/gas
      (Madison)                               103           2
                  1938 & 1942  Gas/coal        40           2

                  1949         Gas             23           1
                  1964-1968    Gas/oil         35           4
 Combustion       1964-1973    Gas/oil
 Turbines                                      90           5

 Total                                        614

1    Base load generation
2    Company's 22 percent share of two 525-mw units located near
     Portage, Wisconsin
3    Company's 17.8 percent share of 525-mw unit located near
     Kewaunee, Wisconsin

Major electric transmission and distribution lines and substations in service at December 31, 1995, are as follows:

                                         Miles
        Lines             Overhead Lines      Underground Lines

 Transmission:
      345 kV                    124                    -
      138 kV                     96                    3

       69 kV                     66                   18
 Distribution:
      13.8 kV and             1,021                  715
      under

           Substations               Installed Capacity (kVA)

       Transmission (22)                    4,132,350
       Distribution (33)                      361,700

Gas facilities include 1,829 miles of distribution mains and one propane air plant capable of producing a maximum daily capacity of 9,000 dekatherms of natural gas equivalent.

Item 3. Legal Proceedings.

The Company filed a suit January 3, 1996, in Dane County Circuit Court charging WPL with violations of Wisconsin laws and rules in attempting to provide electric service to the new Ho Chunk bingo parlor on the southeast side of Madison. The Company also filed a complaint against WPL at the PSCW for illegally duplicating electric facilities in the same area.

The Company claims that WPL intentionally misrepresented the Company's cost for electric service to the Ho Chunk Nation, falsely advertised its services to induce the Ho Chunk Nation to enter into a contract with WPL, and improperly interfered with the Company's legal rights to serve that facility.

The Company seeks treble damages for intentional illegal activities and misrepresentation and also seeks orders prohibiting WPL from serving the bingo parlor and other customers on the southeast side of Madison. The Company had already installed substantial electric facilities near the bingo parlor and has provided electric service to other customers in this area since 1963. The Ho Chunk Nation also requested and received electric service from the Company when construction started in June 1995.

Item 4. Results of Votes of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II.

Item 5. Market for the Registrant's Common Stock and Related
Stockholder Matters.

The principal market in which the common stock of the Company is traded is The Nasdaq Stock Market (Nasdaq) under the symbol MDSN. The approximate number of stockholders of record on February 1, 1996, was 15,895. The Company's transfer agent and registrar is Harris Trust and Savings Bank, Chicago, Illinois. The high and low sales prices for the common stock on The Nasdaq Stock Market and the dividends paid per common share for each quarter for the past two fiscal years are shown below:


                        Common Stock Price         Dividends Per
                               Range                   Share
                               1995                    1995
                        High           Low
 First quarter         $21 7/8       $20 5/8          $0.313

 Second quarter        $21 7/8       $20 1/2          $0.313
 Third quarter         $22 5/8       $20 3/8          $0.317
 Fourth quarter        $23 3/8       $21 7/8          $0.317


                        Common Stock Price         Dividends Per
                               Range                   Share
                               1994                    1994
                        High           Low
 First quarter         $22 7/8       $20 5/8          $0.310

 Second quarter        $22 1/2       $21 1/8          $0.310
 Third quarter         $23 3/8       $21 1/8          $0.313
 Fourth quarter        $22 1/2       $21 1/8          $0.313

*Dividends and price per common share for the quarterly periods have been restated to reflect the Company's three-for-two stock split.

Item 6. Selected Financial Data.

For the years ended
December 31,
(In thousands of              1995      1994      1993      1992      1991
dollars, except
per-share amounts)
Summary of Operations
Operating Revenues:
Electric                      $153,554  $149,665  $147,201  $142,646  $146,378
Gas                             95,036    95,307    96,932    85,356    85,822
Total                          248,590   244,972   244,133   228,002   232,200
Operating expenses             191,725   187,469   187,717   172,049   173,419
Other general taxes              8,709     8,619     8,222     8,107     7,872
Income tax items                14,285    14,822    13,964    12,784    14,535
Net operating income            33,871    34,062    34,230    35,062    36,374
Other Income (including
  allowance for funds
  used during construction)      1,635     2,146     2,118     2,210     1,242
Income before
  interest expense              35,506    36,208    36,348    37,272    37,616
Interest expense                11,536    11,197    11,673    13,465    12,736
Net income                      23,970    25,011    24,675    23,807    24,880
Preferred dividends                 64       471       489       506       524
Earnings on common stock       $23,906   $24,540   $24,186   $23,301   $24,356
Average shares
  outstanding <FN1>             16,080    16,080    16,055    16,046    16,046
Earnings per share <FN1>         $1.49     $1.53     $1.51     $1.45     $1.52
Dividends paid per share <FN1>  $1.260    $1.247    $1.227    $1.193    $1.167
Ratio of earnings to
  fixed charges <FN2>             4.23      4.49      4.15      3.60      3.88

At December 31, Assets
Electric                      $327,053  $323,870  $328,048  $325,510  $330,136
 Gas                           119,968   118,210   114,626   106,837   104,381
 Assets not allocated           46,855    45,679    22,690    20,390    20,548
Total                         $493,876  $487,759  $465,364  $452,737  $455,065
     Capitalization
Common shareholders' equity   $193,137  $189,489  $184,995  $180,367  $176,213
Redeemable preferred stock           -     5,100     5,400     5,600     5,800
Long-term debt                 129,048   130,800   120,396   122,363   124,859
Short-term debt                 20,500    28,600    23,500    17,000     5,600
Total Capitalization          $342,685  $353,989  $334,291  $325,330  $312,472

<FN1>     Average shares outstanding and per-share amounts have
          been restated to reflect a three-for-two stock split effective February 20, 1996.

<FN2>     For the purpose of computing the ratio of earnings to fixed charges, earnings have been calculated by adding to income before interest expense, current and deferred federal and state income taxes, investment tax credits deferred and restored charged (credited) to operations, and the estimated interest component of rentals. Fixed charges represent interest expense, amortization of debt discount, premium and expense, and the estimated interest component of rentals.
/TABLE

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Results of Operations

Earnings overview

Earnings per share of Madison Gas and Electric Company's (the Company) common stock decreased to $1.49 in 1995, a decrease of
2.6 percent compared to the $1.53 earned in 1994. Factors that led to slightly lower earnings were industry restructuring costs and costs associated with various regulatory filings in relation to the proposed utility mergers within the state of Wisconsin. Also, the Public Service Commission of Wisconsin (PSCW) authorized a slightly lower return on common stock equity effective January 1, 1995.

Electric Sales and Revenues

Electric retail sales for 1995 increased approximately 7 percent from 1994. Electric retail sales were impacted by the significantly warmer summer which resulted in an increased use of electricity. The electric sales breakdown by customer class is shown in the table below:

Electric Sales
Megawatt Hours                 1995       1994      % Change
Residential                    735,442    679,211      8.3

Commercial                   1,347,947  1,448,474     (6.9)
Industrial                     292,649    221,384     32.2
Other                          320,869    169,755     89.0

  Total Retail               2,696,907  2,518,824      7.1
Resale - Utilities              26,344     34,990    (24.7)
  Total Sales                2,723,251  2,553,814      6.6

As a result of the increase in electric sales, electric revenues increased $3.9 million or 2.6 percent in 1995 compared to 1994. The increase in electric revenues reflects a 3.3 percent reduction to electric rates effective January 1, 1995. The Company's electric margin (revenues less fuel and purchased power) increased $4 million or 3.5 percent during 1995 compared with 1994. The primary factors for the increased margin are the hot and humid weather conditions in July and August which contributed to higher sales, along with positive economic conditions that contributed to increased customer growth.

Electric retail sales for 1994 increased 4.0 percent from 1993. The increase in electric sales for 1994 over 1993 was attributable to a 1.4 percent increase in the electric customer base. Also, the addition of a large, baseload industrial customer resulted in increased sales. Electric revenues increased
1.7 percent in 1994 compared to 1993. Electric rates were reduced in June 1993 by 2.9 percent on an annual basis.

Gas Sales and Revenues

Total gas therms delivered by the Company increased 6.3 percent in 1995 compared to 1994, largely reflecting the colder weather experienced during the fourth quarter of 1995. Gas therms delivered during the fourth quarter of 1995 increased approximately 25 percent over the same 1994 period. The table below shows total gas deliveries by customer class:

Therms Delivered
Thousands                         1995       1994    % Change
Residential                     89,099     84,326      5.7
Commercial and Industrial       94,729    100,441     (5.7)
  Total Retail System          183,828    184,767     (0.5)
Transport                       36,502     22,463     62.5
  Total Gas Deliveries         220,330    207,230      6.3

Despite the increase in gas delivered in 1995, gas revenues remained constant when compared to 1994. Gas margin (revenues less natural gas purchased) increased by $1.9 million or over 5 percent in 1995 compared to 1994. A shift in a number of customers from retail system rates to transportation rates (see table) is the main reason gas revenues did not increase in proportion to gas deliveries. Gas transport customers' revenue is recorded on a margin basis (revenue less cost of gas), whereas retail system customers' revenue is recorded on a total revenue basis.

Gas delivered to customers in 1994 increased 6.3 percent from 1993. The extremely cold first quarter of 1994 along with the increase in customer base, due in part to the Company's expansion of its gas service territory in western Wisconsin, were the main factors that attributed to the increased gas deliveries. Gas revenues decreased $1.6 million or approximately 2 percent in 1994 compared to 1993. This was the result of lower unit gas costs. Lower gas costs are passed on to customers in the form of lower rates through the purchased gas adjustment clause (PGAC), thus lowering natural gas revenues on a one-for-one basis.

Electric Fuel and Natural Gas Costs

Electric fuel costs and purchased power costs remained constant in 1995 compared to 1994, despite the hot and humid weather experienced in July and August. During July 1995, the Company set a record for peak demand at 598 megawatts for one hour. The Company relied more on its generating plants and purchased less energy in 1995 versus 1994, due to lower unit fuel costs of Company owned generation.

Natural gas costs decreased $2.2 million or approximately
4 percent during 1995 compared to 1994. This was due to a shift in customers from retail system rates to transport rates and a decrease in the cost per therm of approximately 3 percent from the previous year.

Other Operating Expenses

Other operations increased $4.7 million or 8 percent during 1995 compared to 1994. This is due to an increase in industry restructuring costs and costs associated with participation in proposed utility merger filings. Another contributing factor was increased costs associated with postretirement benefits other than pensions. Depreciation expenses increased $2.4 million or 11 percent in 1995 when compared to 1994. This is primarily due to an increase in nuclear decommissioning costs recorded as depreciation expense that has been included in rates. Other interest increased in 1995 when compared to 1994 and 1993 due to a higher level of commercial paper outstanding during 1995 because of the redemption of the Series E, Preferred Stock, in February 1995. Income taxes charged to operations decreased
3.6 percent in 1995 from 1994, reflecting the reduction in net operating income before income taxes for 1995 relative to 1994.

Electric and Gas Operations Outlook

The Company anticipates electric sales to grow at a compound annual rate of approximately 1.5 percent to 2.0 percent over the next five-year period ending December 31, 2000. The service territory appears well insulated against industry or economic downturns. The Company's competitive position in a deregulated market remains favorable because of its low generation costs, competitive rates, and low percentage of industrial customers. Natural gas deliveries are estimated to grow at a compound annual rate of 2.0 percent.

The Company will continue efforts to expand its unregulated gas marketing activities and its gas service territory. The Company's unregulated gas marketing subsidiaries provide gas supply and marketing services to customers traditionally served by regulated utilities. These companies can be impacted by volatility in natural gas supply prices because they do not have a recovery mechanism, such as a PGAC. In January and February 1996, extremely cold weather caused natural gas supply prices to rise rapidly. While results were negatively impacted during this period, it is not expected to have a material effect on the Company.

Liquidity and Capital Resources

Capital Requirements and Investing Activities

The Company's liquidity is primarily affected by the requirement of its ongoing construction program. In 1995, capital expenditures decreased approximately $7.3 million or 27 percent, as compared to 1994, due in part to management's efforts to control capital spending. Also, significant capital expenditures were required by the Company when it expanded its gas service territory into two new areas in 1994. It is anticipated that capital expenditures will be in the range of $24 million to $25 million for the years 1996 through 2000. For the five-year period ending December 31, 2000, the Company estimates that internally generated cash will provide, on average, more than 100 percent of the utility plant and nuclear fuel expenditures.

Expenditures for construction and nuclear fuel estimated for 1996, actual for 1995, and the average for the three-year period
1992 to 1994 are shown below:

Expenditures for Construction and Nuclear Fuel
(Thousands of Dollars)

For the years                                        Annual
ended                  1996            1995          Average
December 31:         Estimated                     1992 to 1994

Electric
Production        $ 1,498   6.2%  $ 2,485  13.0%  $ 2,522  11.3%
Transmission        1,456   5.9       357   1.9     1,261   5.7
Distribution and
  General           8,382  34.2     9,157  47.8     8,146  36.8
Nuclear Fuel        5,099  20.8       526   2.7     2,803  12.7
  Total Electric   16,435  67.1    12,525  65.4    14,732  66.5
Gas                 4,800  19.6     4,220  22.0     5,663  25.6
Common              3,265  13.3     2,417  12.6     1,751   7.9
  TOTAL           $24,500 100.0%  $19,162 100.0%  $22,146 100.0%

On January 3, 1995, the Company purchased American Energy
Management, Inc. (AEM). AEM is a national energy marketing firm that provides gas marketing, energy management, energy auditing, and conservation services to customers in 12 states.

Cash Provided by Operating and Financing Activities

Cash provided by operating activities increased $9.9 million or 24 percent, due in large part to an increase in current liabilities for natural gas purchases associated with higher gas sales for the Company and its subsidiaries.

In February 1995, the Company redeemed all of its outstanding
8.70%, Series E, Preferred Stock.

The Company redeemed its 7-3/4%, 2001 Series, First Mortgage Bonds on November 22, 1995, and replaced them with a long-term debt obligation at a fixed rate of 6.01%. On November 1, 1995, the Company used the balance from its Pollution Control Bond Fund to redeem a portion of its 6-1/2%, 2006 Series, Pollution Control Revenue Bonds.

As of December 15, 1995, the Company has completed the drawdown of its Industrial Development Revenue Bond - Construction Fund.

Capitalization Matters

At December 31, 1995, bank lines of credit available to the Company were $40 million which includes $5 million for Great Lakes Energy Corp. (GLENCO), a wholly owned subsidiary of the Company, and AEM, a subsidiary of GLENCO. The bank lines are generally used to support commercial paper issued which represents a primary source of short-term financing. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's Investors Service and Standard & Poor's Corporation.

The Company's existing bonds are rated AA by Standard & Poor's and Aa2 by Moody's Investors Service.

In 1995, the Company revised its Automatic Dividend Reinvestment and Stock Purchase Plan to the Investors Plus Plan (the Plan). The Plan now allows interested investors to make purchases of the Company's stock directly through the Plan. The Plan has a minimum initial investment and increased its maximum quarterly contributions.

The Company anticipates it will be able to meet its construction requirements and sinking fund debt requirements with internally generated funds over the next three years.

Kewaunee Nuclear Plant

The Kewaunee Nuclear Power Plant (Kewaunee) is operated by
Wisconsin Public Service Corporation (WPSC). The Company has a
17.8 percent ownership interest in Kewaunee which it owns jointly with two other utilities. Kewaunee is operating with a license that expires in 2013.

Operating and maintenance costs at Kewaunee have been reduced more than 25 percent over the last three years. Continued reduction of costs, while not sacrificing safety and reliability, is planned to keep Kewaunee costs competitive in the near future. The Nuclear Regulatory Commission (NRC) recently rated Kewaunee superior (Category 1) in all areas: maintenance, operations, engineering, and plant support.

The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry.

The owners of Kewaunee are continuing to evaluate various economic alternatives to deal with the potential future loss of capacity resulting from the continuing degradation of the steam generator tubes. These alternatives range from repairing/replacing the existing steam generators to early plant closure with replacement power options. Replacement of steam generators is estimated to cost $100 million (the Company's share would be 17.8%), excluding additional purchased power costs associated with an extended shutdown.

The Company is evaluating the need to accelerate the collection of funds through rates for decommissioning and the recovery of the existing net plant.

Regulatory and Accounting Issues

The Public Service Commission of Wisconsin (PSCW) voted in December 1995 to carefully pursue the restructuring of the electric utility industry in Wisconsin. This approach is largely consistent with a plan developed and supported by the Company. The process will include a report by the Commissioners to the legislature, a draft work plan, and a series of dockets and proceedings over the next three to seven years to implement the work plan. The restructuring could affect the eligibility of the Company to continue applying Statement of Financial Accounting Standard No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." Continued accounting under SFAS 71 would require that the Company's regulated operations meet the following criteria: rates for regulated services/products are subject to approval by an independent third-party regulator; the regulated rates are designed to recover the Company's costs of providing regulated services/products; and the regulated rates set can be charged to and recovered from its customers.

Although the Company believes it will continue to meet the SFAS 71 criteria in the future, it cannot predict what outcome future PSCW actions will have on its ability to continue to do so. The PSCW has stated they will develop, if necessary, a program allowing appropriate recovery for commitments made under prior regulatory structures. The Company believes local distribution services will continue to be regulated by the PSCW.

The Statement of Financial Accounting Standard No. 121
(SFAS 121), "Accounting for the
Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of," is effective for fiscal years beginning on or after December 15, 1995. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. SFAS 121 also amends SFAS 71 to require the write-off of a regulatory asset if it is no longer probable that future revenues will recover the asset. The adoption of SFAS 121 will not have a material impact on the Company's financial position or results of operations. However, the Company cannot predict what effect a competitive marketplace or future regulatory actions will have on the outcome of the application of SFAS 121.

Inflation

The current financial statements report operating results in terms of historical cost. Even though the statements provide a reasonable, objective, quantifiable statement of financial results, they do not evaluate the impact of inflation. For ratemaking purposes, projected normal operating costs include impacts of inflation which are recoverable in revenues. However, electric and gas utilities, in general, are adversely impacted by inflation because depreciation of the utility plant is limited to the recovery of historical costs. Thus, cash flows from the recovery of existing utility plant may, to a certain extent, not be adequate to provide replacement of plant investment.

Environmental Issues

Phase II of the Federal Clean Air Act amendments of 1990 sets stringent SO2 and nitrogen oxide emission limitations which may result in increased capital and operating and maintenance expenditures. Phase II emission compliance strategies for the Company could include the following: fuel switching, emission trading, purchased power agreements, new emission control devices, or installation of new fuel-burning technologies and clean coal technologies. Phase II emission compliance strategies and their costs are currently being evaluated. The Company expects no major capital expenditures as a result of Phase II.

Item 8. Financial Statements and Supplementary Data.

Index of Consolidated Financial Statements, Footnotes, and
Supplementary Data

-    Responsibility for Financial Statements                  F-1

-    Report of Independent Accountants                        F-2

-    Consolidated Statements of Income and Retained Income    F-3

-    Consolidated Statements of Cash Flows                    F-4

-    Consolidated Balance Sheets                              F-5

-    Consolidated Statements of Capitalization                F-6

-    Notes to Consolidated Financial Statements        F-7 - F-18


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



/s/ David C. Mebane
David C. Mebane
Chairman, President and
Chief Executive Officer



/s/ Joseph T. Krzos
Joseph T. Krzos
Vice President - Finance

To the Shareholders and Board of Directors,
Madison Gas and Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of MADISON GAS AND ELECTRIC COMPANY and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and retained income and cash flows for the years ended December 31, 1995, 1994, and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Gas and Electric Company and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, 1994, and 1993, in conformity with generally accepted accounting principles.



Milwaukee, Wisconsin
February 9, 1996

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
For the years ended December 31                            1995           1994          1993
(Thousands of dollars, except per-share amounts)
          STATEMENTS OF INCOME

Operating Revenues
  Electric                                                 $153,554       $149,665      $147,201
  Gas                                                        95,036         95,307        96,932
      Total Operating Revenues                              248,590        244,972       244,133
Operating Expenses
  Fuel used for electric generation                          28,017         26,167        23,125
  Purchased power                                             8,048         10,015        11,190
  Natural gas purchased                                      57,488         59,693        62,479
  Other operations                                           61,499         56,795        56,103
  Maintenance                                                11,858         12,416        13,029
  Depreciation and amortization                              24,815         22,383        21,791
  Other general taxes                                         8,709          8,619         8,222
  Income taxes                                               14,285         14,822        13,964
      Total Operating Expenses                              214,719        210,910       209,903
Net Operating Income                                         33,871         34,062        34,230
Allowance for funds used during construction -
    equity funds                                                 57            132            81
  Other income, net                                           1,549          1,939         1,988
      Income Before Interest Expense                         35,477         36,133        36,299
Interest Expense
  Interest on long-term debt                                 10,331         10,558        11,195
  Other interest                                              1,205            639           478
  Allowance for funds used during construction -
    borrowed funds                                              (29)           (75)          (49)
      Net Interest Expense                                   11,507         11,122        11,624
Net Income                                                   23,970         25,011        24,675
Preferred stock dividend requirement                             64            471           489
Earnings on Common Stock                                   $ 23,906       $ 24,540      $ 24,186
Earnings Per Share of Common Stock
(Average shares outstanding 16,079,718,
  16,079,718, and 16,055,337, respectively)
  (Note 2a)                                                   $1.49          $1.53         $1.51

          STATEMENTS OF RETAINED INCOME

Balance Beginning of Year                                   $60,851        $56,357       $51,872
Add - Net income                                             23,970         25,011        24,675
Deduct - Cash dividends on common stock                     (20,258)       (20,046)      (19,701)
          - Preferred stock dividend                            (64)          (471)         (489)
Balance End of Year                                         $64,499         $60,851      $56,357

The accompanying notes are an integral part of the above statements.
/TABLE

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31                            1995            1994         1993
(Thousands of dollars)
Operating Activities
  Net income                                               $23,970         $25,011      $24,675
  Income items not affecting working capital
    Depreciation and amortization                           24,815          22,383       21,791
    Deferred income taxes                                   (2,442)          2,428        3,255
    Amortization of nuclear fuel                             2,740           2,803        2,486
    Amortization of investment tax credits                    (768)           (783)        (803)
    Allowance for funds used during construction -
      equity funds                                             (57)           (132)         (81)
    Other                                                    1,729             994         (462)
      Net Funds Provided from Operations                    49,987          52,704       50,861

  Changes in working capital, excluding cash
    equivalents, sinking funds, maturities, and
    interim loans -
      Increase in current assets                           (12,168)        (10,789)      (4,647)
      Increase/(decrease) in current liabilities            11,287          (2,127)      (2,941)

Other noncurrent items, net                                  1,716           1,171       (1,878)

      Cash Provided by Operating Activities                 50,822          40,959       41,395

Financing Activities
  Common stock issued                                            -               -          143
  Cash dividends on common and preferred stock             (20,322)        (20,517)     (20,190)
  Sale of First Mortgage Bonds                                   -               -       25,000
  Maturities/redemptions of First Mortgage Bonds            (5,423)              -      (33,788)
  Maturity of 5.45%, 1996 Series                            (7,840)              -            -
  Increase in other long-term debt                          11,000               -            -
  Other decreases in First Mortgage Bonds                     (199)            (58)        (122)
  Decrease in preferred stock                               (5,300)           (200)        (200)
  Decrease in bond construction funds, net                   8,090          10,892        6,943
  (Decrease)/increase in interim loans                      (8,100)          5,100        6,500
     Cash Used for Financing Activities                    (28,094)         (4,783)     (15,714)

Investing Activities
  Acquisition in nonregulated subsidiary                    (8,036)              -            -
  Additions to utility plant and nuclear fuel              (19,162)        (26,429)     (23,648)
  Allowance for funds used during construction -
     borrowed funds                                            (29)            (75)         (49)
  Increase in decommissioning fund                          (4,191)         (2,316)      (2,399)
     Cash Used for Investing Activities                    (31,418)        (28,820)     (26,096)
Change in Cash and Cash Equivalents                         (8,690)          7,356         (415)
  Beginning of period                                       11,534           4,178         4,593
  Cash and cash equivalents - end of period                $ 2,844         $11,534        $4,178

The accompanying notes are an integral part of the above statements.
/TABLE

CONSOLIDATED BALANCE SHEETS

At December 31                                             1995            1994
(Thousands of dollars)
                    ASSETS
Utility Plant, at original cost
  In service Electric                                      $489,399        $479,346
             Gas                                            173,890         167,710
      Gross Plant in Service                                663,289         647,056
  Less Accumulated provision for depreciation              (348,254)       (323,511)
      Net Plant in Service                                  315,035         323,545
  Construction work in progress                               9,061          11,920
  Nuclear decommissioning fund                               36,965          27,815
  Nuclear fuel, net                                           6,172           8,386
      Total Utility Plant                                   367,233         371,666
Other Property and Investments                               17,176           9,843
Current Assets
  Cash and cash equivalents                                   2,844          11,534
  Accounts receivable, less reserves of $1,379 and
    $921, respectively                                       36,817          25,998
  Unbilled revenue                                           13,529          10,411
  Materials and supplies, at average cost                     5,987           6,424
  Fossil fuel, at average cost                                2,986           2,130
  Stored natural gas, at average cost                         6,203           8,551
  Prepaid taxes                                               5,846           5,838
  Other prepayments                                           1,608           1,456
    Total Current Assets                                     75,820          72,342
Deferred Charges (Note 7)                                    33,647          33,908
      Total Assets                                         $493,876        $487,759

            CAPITALIZATION AND LIABILITIES

Capitalization (see statement)                             $322,185        $325,389
Current Liabilities
  Long-term debt sinking fund requirements                      200             430
  Preferred stock sinking fund requirements                       -             200
  Maturity of 5.45%, 1996 Series                              7,840               -
  Interim loans - commercial paper outstanding               20,500          28,600
  Accounts payable                                           25,928          18,360
  Accrued taxes                                               1,500           1,143
  Accrued interest                                            2,359           2,803
  Other                                                       7,903           4,327
    Total Current Liabilities                                66,230          55,863
Other Credits
  Accumulated deferred income taxes                          54,153          56,595
  Regulatory liability (Note 1f)                             25,177          25,204
  Investment tax credit deferred                             12,231          12,998
  Other (Note 7)                                             13,900          11,710
      Total Other Credits                                   105,461         106,507
Commitments                                                       -               -
      Total Capitalization and Liabilities                 $493,876        $487,759

The accompanying notes are an integral part of the above balance sheets.
/TABLE

CONSOLIDATED STATEMENTS OF CAPITALIZATION
At December 31                                             1995            1994
(Thousands of Dollars)
Common Shareholders' Equity (Note 2a)
  Common stock Par value $8 per share
    Authorized:  28,000,000 shares
    Outstanding:  16,079,718 shares                        $128,638        $128,638
  Retained income                                            64,499          60,851
      Total Common Shareholders' Equity                     193,137         189,489

Redeemable Preferred Stock, cumulative, $25 par value,
    authorized 1,175,000 and 1,191,000 shares,
    respectively
  Series E, 8.70%, 0 and 212,000 shares
    outstanding, respectively, less current sinking
    fund requirements of $0 and $200, respectively               -            5,100

First Mortgage Bonds
  5.45%, 1996 Series                                         7,840            7,920
  7 3/4%, 2001 Series                                            -           11,478
  6 1/2%, 2006 Series, Pollution Control Revenue
    Bonds, principal amounts of $7,075 and $8,780,
    respectively, less construction fund of $0
    and $1,618, respectively                                 7,075            7,162
  8.50%, 2022 Series                                        40,000           40,000
  6.75%, 2027A Series, Industrial Development Revenue
    Bonds, principal amount $28,000, less construction
    fund of $0 and $6,472, respectively                     28,000           21,528
  6.70%, 2027B Series, Industrial Development
    Revenue Bonds                                           19,300           19,300
  7.70%, 2028 Series                                        25,000           25,000
    First Mortgage Bonds Outstanding                       127,215          132,388
  Unamortized discount and premium on bonds, net            (1,127)          (1,158)
  Long-term debt sinking fund requirement                     (200)            (430)
  Maturity of 5.45%, 1996 Series                            (7,840)               -
    Total First Mortgage Bonds                             118,048          130,800

Other Long-Term Debt
  6.01%, interest rate SWAP agreement                       11,000                -

     Total Capitalization                                 $322,185         $325,389

The accompanying notes are an integral part of the above statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995, 1994, and 1993

1.  Summary of Significant Accounting Policies

a.  General

Madison Gas and Electric Company (the Company) is an investor-owned public utility headquartered in Madison, Wisconsin. The Company generates, transmits, and distributes electricity to about 120,000 customers in a 250-square-mile area of Dane County. The Company also transports and distributes natural gas to nearly 103,000 customers in 1,325 square miles of service territories in seven counties. The Company has served the Madison area since 1896. Two of the Company's subsidiaries, American Energy Management, Inc. (AEM) and Great Lakes Energy Corp. (GLENCO), market nonregulated energy services to national, regional, and local accounts in 12 states. Services include purchase and transportation of natural gas and other fuels for commercial, industrial, and governmental customers.

The consolidated financial statements reflect the application of certain accounting policies described in this note. The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company records unbilled revenue on the basis of service rendered. Gas revenues are subject to an adjustment clause related to periodic changes in the cost of gas.

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

b.  Utility plant

Utility plant is stated at the original cost of construction, which includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, administrative and general costs, and an allowance for funds used during construction (AFUDC).

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

Substantially all of the Company's utility plant is subject to a first mortgage lien.

c.  Nuclear fuel

The cost of nuclear fuel used for electric generation is being amortized to fuel expense and recovered in rates based on the quantity of heat produced for the generation of electric energy by the Kewaunee Nuclear Plant (Kewaunee). Such cost includes a provision for estimated future disposal costs of spent nuclear fuel. The Company currently pays disposal fees to the Department of Energy based on net nuclear generation. The Company has recovered through rates and satisfied its known fuel disposal liability for past nuclear generation.

The National Energy Policy Act enacted in 1992 contains a provision for all utilities that have used federal enrichment facilities to pay a special assessment for decontamination and decommissioning for these facilities. This special assessment will be based on past enrichment, and the Company has accrued and deferred an estimate of $2.6 million for the Company's portion of the special assessment. The Company believes all costs will be recovered in future rates.

d.  Joint plant ownership

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

                        Columbia               Kewaunee
(Thousands of       1995        1994       1995       1994
  dollars)
Utility plant      $85,075    $85,092     $57,853    $57,534

Accumulated
  depreciation     (44,366)   (44,238)    (34,263)   (32,793)
    Net Plant      $40,709    $40,854     $23,590    $24,741

e.  Depreciation

Provisions at composite straight-line depreciation rates, excluding decommissioning costs discussed as follows, approximate the following percentages of the cost of depreciable property: electric, 3.3 percent in 1995 and 1994 and 3.5 percent in 1993; gas, 3.5 percent in 1995 through 1993. Depreciation rates are approved by the Public Service Commission of Wisconsin (PSCW) and are generally based on the estimated economic lives of property.

Nuclear decommissioning costs are accrued over the estimated service life of Kewaunee, which is through the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1995, the decommissioning costs recovered in rates were $3.1 million.

Decommissioning costs are recovered through depreciation expense, excluding earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent. As of December 31, 1995, the decommissioning trusts, totaling $37 million (fair market value), are shown on the balance sheet in the utility plant section, and offset by an equal amount under accumulated provision for depreciation (Note i).

The Company's share of Kewaunee decommissioning costs is estimated to be $66.9 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs are assumed to inflate at an average rate of 6.1 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2050 related to the storage of spent nuclear fuel at the plant site.

f.  Income taxes

The Company adopted Statement of Financial Accounting Standard No. 109 (SFAS 109), "Accounting for Income Taxes," effective January 1, 1993. This statement replaced the deferred method of income tax accounting with the liability method. The liability method requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The statement was adopted prospectively and the cumulative effect of implementation on 1993 net income was insignificant.

Excess accumulated deferred income taxes, resulting chiefly from taxes provided at rates higher than current rates, have been recorded as a net regulatory liability ($25,177,000 and $25,204,000 at December 31, 1995 and 1994, respectively), refundable through future rates.

Investment tax credits from regulated operations are amortized over the service lives of the property to which they relate.

Total income taxes in the Consolidated Statements of Income are as follows:

(Thousands of dollars)            1995      1994      1993

Income taxes charged to
  operations                     $14,285   $14,822   $13,964
Income taxes charged to other
  income                             786       612       491
Total income taxes               $15,071   $15,434   $14,455

Total income taxes consist of the following provision (benefit) components for the years ended December 31:

(Thousands of dollars)             1995      1994      1993

Currently payable
   Federal                        $14,602   $10,985   $ 9,485
   State                            3,679     2,804     2,518
Net deferred
   Federal                         (2,217)    1,756     2,432
   State                             (225)      672       823
Amortized investment tax credits     (768)     (783)     (803)
Total income taxes                $15,071   $15,434   $14,455

The differences between the federal statutory income tax rate and the Company's effective rate are as follows:


                                     1995      1994      1993

Statutory federal income tax rate    35.0%     35.0%     35.0%
Restoration of investment tax
  credit                             (2.0)     (1.9)     (2.1)
State income taxes, net of
  federal benefit                     5.8       5.6       6.3
Amortization of excess deferred
  taxes                              (1.6)     (1.1)     (1.3)
Other, individually insignificant     1.4       0.6      (1.0)
Effective income tax rate            38.6%     38.2%     36.9%

The significant components of deferred tax liabilities (assets) that appear on the Consolidated Balance Sheets as of December 31, 1995 and 1994, are as follows:

(Thousands of dollars)                       1995         1994
Property-related                           $59,069     $60,295
Energy conservation expenses                 5,601       6,168
Automated mapping and facilities
  management system                            482         860
Bond transactions                            2,145       2,131
Nuclear fuel                                   698         412
Other, individually insignificant              307         411
  Gross deferred income tax liabilities     68,302      70,277
Allowance for bad debts                       (553)       (370)
Deferred compensation                       (1,201)     (1,061)
Vacation pay                                  (849)       (772)
Stored natural gas                            (473)       (977)
Accrued expenses, not deductible              (968)       (386)
Deferred tax regulatory account            (10,105)    (10,116)
  Gross deferred income tax assets         (14,149)    (13,682)
  Accumulated deferred income taxes        $54,153     $56,595

Valuation allowances for deferred tax assets as of December 31, 1995 and 1994, were deemed unnecessary.

g.  Pension plans

The Company maintains two defined benefit plans for its employees. The pension benefit formula used in the determination of pension costs is based on the average compensation earned during the last five years of employment for the salaried plan and career earnings for the nonsalaried plan subject to a monthly maximum.

Effective January 1, 1995, the Company began recovering pension costs in customer rates under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (SFAS 87). Prior to this date, pension costs were recovered in rates as funded. Of these funded pension costs, $810,000 and $861,000 were charged to operating expenses in 1994 and 1993, respectively. The plans' assets are in a master trust with a bank.

The funded status of the plans at December 31 is as follows:

(Thousands of dollars)                       1995       1994
Fair value of plan assets                  $50,152    $41,230
Actuarial present value of benefits
rendered to date -                          45,574     36,895
  Accumulated benefits based on
  compensation to date, including
  vested benefits of $44,554 and
  $36,066, respectively

Additional benefits based on estimated
  future salary levels                      9,943       7,010
Projected benefit obligation              $55,517     $43,905
Plan assets less than projected benefit
  obligation                               (5,365)     (2,675)

Unrecognized net asset at date of
  initial application                          (1)        (40)
Unrecognized net (gain)/loss                1,587        (156)
Unrecognized prior service cost             1,130       1,256
Net liability                             $(2,649)    $(1,615)

Components of net pension costs for the years ended December 31 are:

(Thousands of dollars)               1995       1994      1993

Service costs (benefits earned
  during the period)                $1,416     $1,462    $1,596
Interest costs on projected
  benefit obligation                 3,724      3,462     3,196

Actual loss/(return) on plan
  assets                           (10,033)       412    (3,663)
Net amortization and deferral        6,466     (4,056)      347
Regulatory effect based on
  funding                                0       (186)     (401)
Net pension costs                   $1,573     $1,094    $1,075

The assumed rates for calculations used in the above tables were:

                                   1995       1994      1993

Expected long-term rate of
  return on plan assets            9.50%      9.00%     9.00%
Average rate of increase in
  salaries                         5.00%      5.00%     5.00%
Weighted average discount rate     7.25%      8.25%     7.50%

In addition to the noted plans, the Company also maintains two defined contribution 401(k) benefit plans for its employees. The
Company's costs of the 401(k) plan for the years 1995 through 1993 were $199,000, $199,000, and $186,000, respectively.

h.  Postretirement benefits other than pensions

The Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. This statement requires that postretirement benefits be accrued over the period in which employees provide services to the Company. The Company provides health care and life insurance benefits for its retired employees and substantially all of the Company's employees may become eligible for these benefits upon retirement.

The Company has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years. The Company's SFAS 106 obligation and costs are based on a discount rate of 7.25 percent in 1995, 8.25 percent in 1994, and 7.50 percent in 1993. The assumed rate of increase in health care costs (health care cost trend rate) is 12 percent in 1995 and 13 percent in 1994 and 1993, decreasing gradually to 5 percent in 2003 and remaining constant thereafter. Increasing the health care cost trend rates of future years by one percentage point would increase the accumulated postretirement benefit obligation by $1.9 million and would increase annual aggregate service and interest costs by $283,000.

The PSCW ruled that Wisconsin utilities are required to implement SFAS 106 for ratemaking purposes. The Company is phasing in, over a four-year period, the effect of implementing SFAS 106, which resulted in a regulatory asset of $402,000 at December 31, 1995, and $497,000 at December 31, 1994.

The Company's policy is to fund the SFAS 106 obligation to the yearly maximum through tax-advantaged vehicles. The plan's assets are in trust or on reserve with an insurance company.

The funded status of the plan at December 31 is as follows:

(Thousands of dollars)                      1995        1994
Accumulated postretirement benefit
  obligation (APBO):
  Retirees                               $(4,054)    $(4,064)

  Fully eligible active plan
    participants                          (1,701)     (1,399)
  Other active plan participants          (7,986)     (6,562)
    Total                                (13,741)    (12,025)

Plan assets at fair value                  2,666       1,465
APBO in excess of plan assets            (11,075)    (10,560)
Unrecognized transition obligation         7,379       7,813

Unrecognized prior service costs           2,166           -
Unrecognized loss/(gain)                  (1,129)        666
  Accrued postretirement benefit
    liability                            $(2,659)    $(2,081)

Components of net periodic benefit costs for the years ended
December 31 are as follows:

(Thousands of dollars)             1995       1994      1993
Service cost                     $  429    $  402     $  413
Interest cost on APBO               989       772        747
Actual return on plan assets       (177)      (91)      (131)
Amortization of transition
  obligation over 20 years          434       434        434
Net amortization and deferral       172        (7)        56
Regulatory effect based on
  phase in                           95      (115)      (382)
Net periodic benefit cost        $1,942    $1,395     $1,137

i.  Fair value of financial instruments

At December 15, 1995, the carrying amount of cash and cash equivalents approximates fair value. The estimated fair market value of the Nuclear Decommissioning Fund is $37 million, and the estimated fair market value of the Company's First Mortgage Bonds, and other long-term debt, based on quoted market prices at December 31, is as follows:

(Thousands of dollars)                   1995          1994

Carrying amount (includes sinking
  funds)                              $138,215      $132,388
Fair market value                     $149,469      $124,677

2.  Capitalization Matters

a.  Common stock - stock split

On December 15, 1995, the Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend. The stock dividend was distributed on February 20, 1996, to shareholders of record as of February 1, 1996. All current and prior year per share amounts have been adjusted to reflect this split.

To account for the three-for-two split, the number of common shares outstanding was increased by 5,359,906 shares in 1995 and 1994. As a result, common stock par value was increased by $42,879,248 for 1995 and 1994, with an offsetting decrease to amounts received in excess of par value and retained earnings.

In December 1995, the Company amended, in its entirety, the Automatic Dividend Reinvestment and Stock Purchase Plan with its new Investors Plus Plan (the Plan). The Plan is designed to provide investors with a convenient way to purchase shares of the Company's common stock.

b.  Redeemable preferred stock

The Company redeemed all 212,000 shares outstanding of its Series E, 8.70%, preferred stock on February 21, 1995. The total amount of approximately $5.5 million was financed with short-term borrowings.

c.  First mortgage bonds and other long-term debt

The annual sinking fund requirements of the outstanding first mortgage bonds is $200,000 in 1996 through 2000. In addition, approximately $8 million will be required in 1996, to retire at maturity, the 5.45%, 1996 Series, First Mortgage Bonds.

On November 1, 1995, the Company used the balance from its Pollution Control Bond Fund to redeem $1.7 million of its 6-1/2%, 2006 Series, Pollution Control Revenue Bonds. Also, on
November 22, 1995, the Company redeemed $11.5 million of the 7-3/4%, 2001 Series, First Mortgage Bonds. The Company used the proceeds from an interest rate SWAP agreement with a commercial bank, in a principal amount of $11.0 million to redeem the 2001 Series. The SWAP agreement effectively changes the fixed rate from 7-3/4% to 6.01%. The agreement matures on November 10, 2000.

d. Notes payable to banks, commercial paper, and lines of credit

For short-term borrowings, the Company generally issues commercial paper (issued at the prevailing discount rate at the time of issuance) which is supported by unused bank lines of credit. Through negotiations with several banks, the Company has $40 million in bank lines of credit, which includes $5 million for GLENCO and AEM.

Information concerning short-term borrowings at December 31 is set forth below:

(Thousands of dollars)           1995       1994        1993
Available lines of credit
  (MGE)                        $35,000    $32,000     $25,000
Available lines of credit
  (GLENCO)                      $5,000          -           -

Commercial paper outstanding   $20,500    $28,600     $23,500
Weighted average interest
  rate                            5.86%      6.06%       3.45%
During the year:
  Maximum short-term
    borrowings                 $28,600    $29,500     $26,000
  Average short-term
    borrowings                 $16,091    $16,549     $14,056
  Weighted average interest
    rate                          6.03%      4.57%       3.31%

3.  Rate Matters

In December 1994, the PSCW issued its rate order that effectively reduced electric rates by $5.1 million and froze gas rates for the test period ending December 31, 1995. These rates will remain in place until the next test year, which is scheduled to begin July 1, 1997. The current rates are based on a return on common stock equity of 11.7 percent.

4.  Commitments

Utility plant construction expenditures for 1996, including the Company's proportional share of jointly owned electric power production facilities and purchases of fuel for Kewaunee, are estimated to be $24 million to $25 million, and substantial commitments have been incurred in connection with such expenditures. Significant commitments have also been made for fuel for Columbia.

5.  Segments of Business

The table below presents information pertaining to the Company's segments of business:

Information regarding the distribution of net assets between electric and gas for the years ended December 31 is set forth on page II-2.

(Thousands of dollars)           1995       1994       1993
Electric Operations
Total revenues                 $153,554   $149,665   $147,201
Operation and maintenance
  expenses                       89,994     87,748     86,060
Depreciation and amortization    19,503     17,337     16,948
Other general taxes               6,908      6,907      6,651
  Pre-tax Operating Income       37,149     37,673     37,542
Income taxes                     11,193     11,717     11,104
Net Operating Income           $ 25,956   $ 25,956   $ 26,438

Construction and Nuclear
  Fuel Expenditures
  (Electric)                   $ 14,006   $ 16,804   $ 18,064
Gas Operations
Operating revenues             $ 95,036   $ 95,307   $ 96,932
Revenues from sales to
  electric utility                3,100      1,671      2,861
    Total Revenues               98,136     96,978     99,793
Operation and maintenance
  expenses                       80,017     79,009     82,727
Depreciation and amortization     5,312      5,046      4,843

Other general taxes               1,801      1,712      1,571
  Pre-tax Operating Income       11,006     11,211     10,652
Income taxes                      3,091      3,105      2,860

  Net Operating Income         $  7,915   $  8,106   $  7,792
Construction Expenditures
  (Gas)                        $  5,156   $  9,625   $  5,584

6.  Supplemental Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

Cash payments for interest and income taxes for the years ended
December 31 were as follows:

(Thousands of Dollars)              1995       1994      1993
Interest paid, net of amounts
  capitalized                      $11,894   $11,235    $11,704
Income taxes paid                  $18,016   $13,602    $10,954


7.  Regulatory Assets and Liabilities

Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), the Company capitalizes, as deferred charges, incurred costs that are expected to be recovered in future electric and natural gas rates. The Company also records as other credits, obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs.

The Company's regulatory assets and liabilities consisted of the following as of December 31:

                                 1995                1994
(Thousands of Dollars)  Assets  Liabilities   Assets  Liabilities
Demand-side management  $14,169  $   213      $15,369    $     -

Decommissioning &
  decontamination         2,569    2,569        2,845      2,845
Unamortized debt
  expense                 5,448        -        6,283          -
Other                    11,461   11,118        9,411      8,865

TOTAL                   $33,647  $13,900      $33,908    $11,710

PART III.

Item 10. Directors and Executive Officers of the Registrant.

Information concerning the Directors of the Company is contained in the definitive proxy statement under the section "Election of Directors" filed on March 26, 1996, with the Securities and Exchange Commission, which is incorporated herein by reference.

Executive Officers of the Registrant (elected annually by Directors)

                                                          Service
                                                          Years as
                                                 Eff.        an
Executive           Title                        Date     Officer

David C. Mebane     Chairman, President and    05/09/94     15
Age:  62              CEO
                    President, CEO and COO     01/01/94
                    President and COO          10/01/91
                    Senior V.P. and General
                      Counsel                  01/01/88
                    Vice President and
                      General Counsel          04/17/85

Robert E. Domek     Executive Vice President   05/01/95      7
Age:  65            Senior V.P. - Human
                      Resources                05/03/93
                    Vice President - Human
                      Resources                12/01/91
                    Asst. V.P. - Human
                      Resources                10/01/89
                    Director - Personnel       01/01/69

Mark C. Williamson  Senior V.P. - Energy
Age:  42              Services                 05/01/95      4
                    Vice President - Energy
                      Services                 05/03/93
                    Asst. V.P. - Energy
                      Services                 06/01/92
                    Exec. Director - Electric
                      Supply                   12/01/91
                    Corporate Attorney         12/01/89
                    Senior Staff Attorney      12/01/87

Gary J. Wolter      Senior V.P. -
Age:  41            Administration and
                       Secretary               05/01/95      5
                    V.P. - Administration and
                      Secretary                12/01/91
                    Secretary and Corporate
                      Attorney                 12/01/89
                    Corporate Attorney         02/13/84

                                                          Service
                                                          Years as
                                                 Eff.        an
Executive           Title                        Date     Officer

James C. Boll       V.P. - Law and Corp.
Age:  60              Comm.                    10/20/95      3
                    Asst. V.P. - Law and
                      Corp. Comm.              05/03/93
                    Exec. Dir. - Law and
                      Corp. Comm.              01/13/92
                    Dir. - Public Affairs and
                      Risk Mgmt.               06/01/91
                    Dir. - Risk Management     03/05/90

Joseph T. Krzos     Vice President - Finance   12/01/92     10
Age:  51            Asst. V.P. - Accounting
                      and Control              12/01/91
                    Treasurer                  05/01/88
                    Assistant Treasurer        06/01/86

Richard H. Thies    V.P. - Gas Systems
Age:  54              Operation                07/01/86     10

Terry A. Hanson     Treasurer                  12/01/91      5
Age:  44            Manager - Internal Audit   09/01/84

                                                          Service
                                                          Years as
                                                 Eff.        an
Executive           Title                        Date     Officer

Deborah L. Burgess  Asst. V.P. - Gas Rates
Age:  36              and Supply               11/01/94      2
                    Director - Gas Rates and
                      Supply                   04/01/93
                    Manager - Gas Rates and
                      Supply                   03/01/92
                    Gas Supply Coordinator -
                      Gas Rates and Supply     07/18/88

Lynn K. Hobbie      Asst. V.P. - Marketing     11/01/94      2
Age:  37            Senior Director -
                      Marketing                07/01/93
                    Director - Market
                      Planning and Programs    11/01/92
                    Manager - Customer
                      Planning and Research    02/01/92
                    Supervisor - Mkt.
                      Planning & Eval.         06/01/90
                    Supervisor - Program
                      Planning and Eval.       03/01/90

Thomas R. Krull     Asst. V.P. - Elec. Trans.                3
Age:  46              & Dist.                  05/03/93
                    Exec. Dir. - Elec. Trans.
                      & Dist.                  12/01/91
                    Director - Elec. Trans.
                      & Dist.                  09/01/89
                    Asst. Dir. - Elec. Trans.
                      & Dist.                  04/01/89
                    Manager - Elec. Trans.
                      & Dist.                  07/01/85

Carol A. Wiskowski  Asst. V.P. - Admin.                     17
Age:  56              and Assistant Secretary  05/01/92
                    Assistant Secretary        06/01/78

Item 11. Executive Compensation.

See Item 12 below.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

The required information for Items 11 and 12 is included in the Company's definitive proxy statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock by Directors and Executive Officers" filed with the Securities and Exchange Commission on March 26, 1996, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

None.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

1a. Financial Statements (consolidated, as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995). Included in Part II, Item 8, of this report:

    Responsibility for Financial Statements
    Report of Independent Accountants
    Statements of Income and Retained Income
    Statements of Cash Flows
    Balance Sheets
    Statements of Capitalization
    Notes to Consolidated Financial Statements

 b. Financial Statement Schedules.

    None.

2.  All exhibits including those incorporated by reference.
    Exhibits (an asterisk (*) indicates a management contract or compensatory plan or arrangement):

    No.     Description of Document
    3.(i)   Articles of Incorporation as in effect at December 15,
            1995.

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
            Fifth          06/01/66   4-B-6      2-25244
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

    10F* Form of Severance Agreement. (Incorporated by reference to Exhibit 10F with 1994 10-K in File No. 0-1125.)

    12      Statement regarding computation of ratios (page II-2).
    21      Subsidiaries of the Registrant.
    23      Consent of Independent Accountants.
    27      Appendix E to Item 601(c) of Regulation S-K:  Public
            Utilities Companies Financial Data Schedule UT.

 3. Reports on Form 8-K - No Current Report on Form 8-K was filed for the quarter ended December 31, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MADISON GAS AND ELECTRIC COMPANY
                       (Registrant)

Date: March 26, 1996
                       David C. Mebane
                       Chairman, President and Chief
                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1996.

                               Chairman, President and Chief
                               Executive Officer and Director
/s/ David C. Mebane            (Principal Executive Officer)
David C. Mebane

                               Vice President - Finance
                               (Principal Financial Officer
                               and Principal Accounting
/s/ Joseph T. Krzos            Officer)
Joseph T. Krzos

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