Form 10-Q
period 1996-03-31
MADISON GAS & ELECTRIC CO
filed 1996-05-14
CIK 61339

05/14/96 11:52am


                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.  20549

                             FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:          MARCH 31, 1996

                                 or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from:  _________ to __________


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


    Common Stock Outstanding at May 14, 1996:  16,079,718 Shares


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Madison Gas and Electric Company and Subsidiaries
       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                      (Thousands of Dollars)
                             (Unaudited)
                                                                                Three Months Ended
                                                                                    March 31,
                                                                               1996           1995
                            STATEMENTS OF INCOME
 Operating Revenues:
   Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $36,078        $34,612
   Gas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     43,977         39,840
     Total Operating Revenues  . . . . . . . . . . . . . . . . . . . . . .     80,055         74,452

 Operating Expenses:
   Fuel for electric generation  . . . . . . . . . . . . . . . . . . . . .      6,559          6,017
   Purchased power   . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,892          1,862
   Natural gas purchased   . . . . . . . . . . . . . . . . . . . . . . . .     29,568         25,939
   Other operations  . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,068         14,911
   Maintenance   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,140          2,598
   Depreciation and amortization   . . . . . . . . . . . . . . . . . . . .      6,197          6,244
   Other general taxes   . . . . . . . . . . . . . . . . . . . . . . . . .      2,245          2,216
   Income tax items  . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,642          4,536
     Total Operating Expenses  . . . . . . . . . . . . . . . . . . . . . .     68,311         64,323

 Net Operating Income  . . . . . . . . . . . . . . . . . . . . . . . . . .     11,744         10,129
 Allowance for funds used during construction - equity funds . . . . . . .         10             22
 Other income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,679)         1,441
 Income before interest expense  . . . . . . . . . . . . . . . . . . . . .     10,075         11,592
 Interest expense:
   Interest on long-term debt  . . . . . . . . . . . . . . . . . . . . . .      2,516          2,589
   Other interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        198            387
   Allowance for funds used during construction - borrowed funds   . . . .         (5)           (11)
     Net Interest Expense  . . . . . . . . . . . . . . . . . . . . . . . .      2,709          2,965

 Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,366          8,627
 Preferred stock dividends . . . . . . . . . . . . . . . . . . . . . . . .          -             64
 Earnings on common stock  . . . . . . . . . . . . . . . . . . . . . . . .     $7,366         $8,563
 Earnings per share of common stock (Note 3) . . . . . . . . . . . . . . .      $0.46          $0.53

                       STATEMENTS OF RETAINED INCOME

 Balance - beginning of period . . . . . . . . . . . . . . . . . . . . . .    $64,499        $60,851
 Earnings on common stock  . . . . . . . . . . . . . . . . . . . . . . . .      7,366          8,563
 Cash dividends on common stock (Note 3) . . . . . . . . . . . . . . . . .     (5,092)        (5,039)
 Balance - end of period . . . . . . . . . . . . . . . . . . . . . . . . .    $66,773        $64,375

The accompanying notes are an integral part of the above statements.
/TABLE

                  Madison Gas and Electric Company and Subsidiaries
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Thousands of Dollars)
                                      (Unaudited)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                               1996           1995
 Operating Activities:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 7,366        $ 8,627

   Items not affecting working capital:
     Depreciation and amortization   . . . . . . . . . . . . . . . . . . .      6,197          6,244
     Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . .     (1,027)           (58)
     Amortization of nuclear fuel  . . . . . . . . . . . . . . . . . . . .        755            774
     Amortization of investment tax credits  . . . . . . . . . . . . . . .       (188)          (197)
     Allowance for funds used during construction - equity funds   . . . .        (10)           (22)
     Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (975)           512
        Net funds provided from operations   . . . . . . . . . . . . . . .     12,118         15,880

   Changes in working capital, excluding cash equivalents, sinking funds, maturities, and interim loans:
     Decrease in current assets  . . . . . . . . . . . . . . . . . . . . .      4,340          6,535
     Increase in current liabilities   . . . . . . . . . . . . . . . . . .     11,162          2,945

   Other noncurrent items, net   . . . . . . . . . . . . . . . . . . . . .      3,181          2,285
     Cash provided by Operating Activities   . . . . . . . . . . . . . . .     30,801         27,645

 Financing Activities:
   Cash dividends on common and preferred stock  . . . . . . . . . . . . .     (5,092)        (5,103)
   Other increases/(decreases) in First Mortgage Bonds   . . . . . . . . .          9           (171)
   Decrease in preferred stock   . . . . . . . . . . . . . . . . . . . . .          -         (5,300)
   Decrease in bond construction funds, net  . . . . . . . . . . . . . . .          -          1,759
   Decrease in interim loans   . . . . . . . . . . . . . . . . . . . . . .    (20,500)       (13,600)
     Cash used for Financing Activities  . . . . . . . . . . . . . . . . .    (25,583)       (22,415)

 Investing Activities:
   Acquisition of nonregulated subsidiary  . . . . . . . . . . . . . . . .          -         (8,036)
   Additions to utility plant and nuclear fuel   . . . . . . . . . . . . .     (3,350)        (4,093)
   Allowance for funds used during construction - borrowed funds   . . . .         (5)           (11)
   Increase in nuclear decommissioning fund  . . . . . . . . . . . . . . .     (1,076)          (893)
     Cash used for Investing Activities  . . . . . . . . . . . . . . . . .     (4,431)       (13,033)

 Change in Cash and Cash Equivalents (Note 5)  . . . . . . . . . . . . . .        787         (7,803)
   Beginning of period   . . . . . . . . . . . . . . . . . . . . . . . . .      2,844         11,534
     Cash and cash equivalents at end of period  . . . . . . . . . . . . .    $ 3,631        $ 3,731

The accompanying notes are an integral part of the above statements.
/TABLE

                  Madison Gas and Electric Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                              (Thousands of Dollars)
                                    (Unaudited)

                                                                             Mar. 31,       Dec. 31,
                                                                               1996           1995
                                   ASSETS
 Utility Plant, at original cost, in service:
   Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $490,941       $489,399
   Gas   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    174,616        173,890
     Gross plant in service  . . . . . . . . . . . . . . . . . . . . . . .    665,557        663,289
   Less accumulated provision for depreciation   . . . . . . . . . . . . .   (354,360)      (348,254)
     Net plant in service  . . . . . . . . . . . . . . . . . . . . . . . .    311,197        315,035
   Construction work in progress   . . . . . . . . . . . . . . . . . . . .      8,929          9,061
   Nuclear decommissioning fund (Note 2)   . . . . . . . . . . . . . . . .     38,220         36,965
   Nuclear fuel, net   . . . . . . . . . . . . . . . . . . . . . . . . . .      5,968          6,172
     Total Utility Plant   . . . . . . . . . . . . . . . . . . . . . . . .    364,314        367,233
 Other property and investments  . . . . . . . . . . . . . . . . . . . . .     16,048         17,176

 Current Assets:
   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .      3,631          2,844
   Accounts receivable, less reserves of $1,260 and $1,379, respectively       44,880         36,817
   Unbilled revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,050         13,529
   Materials and supplies, at average cost   . . . . . . . . . . . . . . .      6,241          5,987
   Fossil fuel, at average cost  . . . . . . . . . . . . . . . . . . . . .      2,383          2,986
   Stored natural gas, at average cost   . . . . . . . . . . . . . . . . .        658          6,203
   Prepaid taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,395          5,846
   Other prepayments   . . . . . . . . . . . . . . . . . . . . . . . . . .      1,029          1,608
     Total Current Assets  . . . . . . . . . . . . . . . . . . . . . . . .     72,267         75,820

 Deferred charges  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,554         33,647
        Total Assets   . . . . . . . . . . . . . . . . . . . . . . . . . .   $485,183       $493,876

                       CAPITALIZATION AND LIABILITIES

 Capitalization (see statement)  . . . . . . . . . . . . . . . . . . . . .   $324,468       $322,185

 Current Liabilities:
   Preferred stock sinking fund requirements   . . . . . . . . . . . . . .          -              -
   Long-term debt sinking fund requirements (Note 4b)  . . . . . . . . . .        200            200
   Maturity of 5.45%, 1996 series  . . . . . . . . . . . . . . . . . . . .      7,840          7,840
   Interim loans - commercial paper outstanding  . . . . . . . . . . . . .          -         20,500
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .     33,932         25,928
   Accrued taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,303          1,500
   Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,746          2,359
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,871          7,903
     Total Current Liabilities   . . . . . . . . . . . . . . . . . . . . .     56,892         66,230

 Other Credits:
   Accumulated deferred income taxes   . . . . . . . . . . . . . . . . . .     53,592         54,153
   Regulatory liability  . . . . . . . . . . . . . . . . . . . . . . . . .     24,711         25,177
   Investment tax credit - deferred  . . . . . . . . . . . . . . . . . . .     12,043         12,231
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,477         13,900
     Total Other Credits   . . . . . . . . . . . . . . . . . . . . . . . .    103,823        105,461
 Commitments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -              -
        Total Capitalization and Liabilities   . . . . . . . . . . . . . .   $485,183       $493,876

The accompanying notes are an integral part of the balance sheets.
/TABLE

                  Madison Gas and Electric Company and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 (Thousands of Dollars)
                                              (Unaudited)

                                                                        Mar. 31,           Dec. 31,
                                                                          1996               1995
 Common Shareholders' Equity:
   Common stock - par value $1 per share (Note 4a):

     Authorized 50,000,000 shares
     Outstanding 16,079,718 shares   . . . . . . . . . . . . . . . .     $  16,080         $  16,080

   Amount received in excess of par value  . . . . . . . . . . . . .       112,558           112,558

   Retained income   . . . . . . . . . . . . . . . . . . . . . . . .        66,773            64,499
     Total Common Shareholders' Equity   . . . . . . . . . . . . . .       195,411           193,137

 Redeemable Preferred Stock cumulative, $25 par value,
     authorized 1,175,000 shares, 0 shares outstanding   . . . . . .             -                 -

 First Mortgage Bonds:
   5.45%, 1996 series  . . . . . . . . . . . . . . . . . . . . . . .         7,840             7,840

   6 1/2%, 2006 series:
     Pollution Control Revenue Bonds   . . . . . . . . . . . . . . .         7,075             7,075

   8.50%, 2022 series  . . . . . . . . . . . . . . . . . . . . . . .        40,000            40,000

   6.75%, 2027A series:
     Industrial Development Revenue Bonds  . . . . . . . . . . . . .        28,000            28,000

   6.70%, 2027B series:
     Industrial Development Revenue Bonds  . . . . . . . . . . . . .        19,300            19,300

   7.70%, 2028 series  . . . . . . . . . . . . . . . . . . . . . . .        25,000            25,000
     First Mortgage Bonds Outstanding  . . . . . . . . . . . . . . .       127,215           127,215

   Unamortized discount and premium on bonds, net  . . . . . . . . .        (1,118)           (1,127)

   Long-term debt sinking fund requirements (Note 4b)  . . . . . . .          (200)             (200)

   Maturity of 5.45%, 1996 series  . . . . . . . . . . . . . . . . .        (7,840)           (7,840)

     Total First Mortgage Bonds  . . . . . . . . . . . . . . . . . .       118,057           118,048

 Other Long-Term Debt:
   6.01%, interest rate SWAP agreement   . . . . . . . . . . . . . .        11,000            11,000

     Total Capitalization  . . . . . . . . . . . . . . . . . . . . .      $324,468          $322,185


The accompanying notes are an integral part of the above statements.

       Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 1996


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

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto set forth on pages 20 through 25 of the Company's 1995 Annual Report to Shareholders and in the Company's 1995 Annual Report on Form 10-K.

1.   Summary of Significant Accounting Policies

   The accounting and financial policies relative to the following items have been described in the "Notes to Consolidated Financial Statements" in the Company's 1995 Annual Report to Shareholders and have been omitted herein because they have not changed materially through the date of this report.

   a.  General
   b.  Utility plant
   c.  Nuclear fuel
   d.  Joint plant ownership
   e.  Depreciation
   f.  Income taxes
   g.  Pension plans
   h.  Postretirement benefits other than pensions
   i.  Fair value of financial instruments
   j. Capitalization matters: common stock - stock split, redeemable preferred stock, other long-term debt, notes payable to banks, commercial paper, and lines of credit
   k.  Rate matters
   l.  Commitments
   m.  Segments of business
   n.  Regulatory assets and liabilities

2.   Nuclear Decommissioning

   Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant (Kewaunee), which is through the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1996, the decommissioning costs recovered in rates will be $3.1 million. These trusts are shown on the balance sheet in the utility plant section, and as of March 31, 1996, these trusts totaled $38.2 million (fair market value).

   Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent. As of March 31, 1996, the accumulated provision for depreciation included accumulated provisions for decommissioning totaling $38.2 million.

   The Company's share of Kewaunee decommissioning costs is estimated to be $67.9 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs are assumed to inflate at an average rate of
   6.1 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2050 related to the storage of spent nuclear fuel at the site.

3.   Per-Share Amounts

   Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended March 31, 1996 and 1995, there were 16,079,718 shares.

   Dividends declared and paid per share of common stock for the three months ended March 31, 1996 and 1995, were $0.317 and $0.313, respectively.

4.   Capitalization Matters

   a.  Common Shareholders' Equity

       The Company's common stock and amount received in excess of par value have been restated to reflect the change in the Company's par value from $8 per share to $1 per share. The Company also increased its total authorized shares from 28 million to 50 million.

       Both matters were approved by the Company's shareholders on May 6, 1996 (see Item 4).

   b.  First Mortgage Bonds

       The annual sinking fund requirements of the outstanding First Mortgage Bonds are $200,000 in 1996. As of March 31, 1996, $200,000 is still needed to satisfy the 1996 requirements.

5.   Supplemental Cash Flow Information

   For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

   Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                                                         Three Months Ended
                                                             March 31,

            (Thousands of dollars)                       1996            1995

            Interest, net of amounts capitalized  .     $1,422          $1,876
            Income taxes paid . . . . . . . . . . .     $2,102          $2,000

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Liquidity and Capital Resources

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during the three months ended March 31, 1996 and 1995. It is anticipated that 1996 construction and nuclear fuel expenditures will be approximately $25 million.

Cash provided by operating activities increased $3.2 million, or 11 percent, from the same three-month period a year ago due to an increase in current liabilities for natural gas purchases associated with higher gas sales for the Company and its subsidiaries.

Cash used for financing activities increased $3.2 million, or 14 percent, compared to the same period a year ago. This was mainly attributable to a decrease in the Company's short-term debt.

Bank lines of credit available to the Company as of March 31, 1996, were $40 million, which includes $5 million for Great Lakes Energy Corp. (GLENCO), a wholly owned subsidiary of the Company, and American Energy Management Inc.
(AEM), a subsidiary of GLENCO.

The Company's capitalization ratios were as follows:

                                      Mar. 31, 1996    Dec. 31, 1995
Common shareholders' equity . . . . .     58.8%           55.1%
Long-term debt* . . . . . . . . . . .     41.2            39.1
Short-term debt . . . . . . . . . . .        -             5.8
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

Regulatory Environment

The Public Service Commission of Wisconsin (PSCW) voted in December 1995 to carefully pursue the restructuring of the electric utility industry in Wisconsin. This approach is largely consistent with a plan developed and supported by the Company. The process will include a report by the Commissioners to the legislature, a draft work plan, and a series of dockets and proceedings over the next three to seven years to implement the whole plan. It is unknown at this time what impact (if any) this plan will have on the Company. The PSCW has also opened a docket to examine what changes are needed in the cost recovery mechanism for purchasing gas costs. It is not known what changes (if any) will be made to the Purchased Gas Adjustment Clause.

Results of Operations

Electric Sales and Revenues

Electric retail sales increased approximately 5 percent in the three-month period ending March 31, 1996, over the comparable period last year.

                                       Three Months Ended March 31,
Electric Sales (megawatt-hours)           1996           1995       % Change
   Residential  . . . . . . . . . . .   193,420       177,884         8.7%
   Large commercial and industrial  .   223,912       220,526         1.5

   Small commercial and industrial  .   172,573       159,126         8.5
   Other  . . . . . . . . . . . . . .    73,246        72,437         1.1
       Total Retail . . . . . . . . .   663,151       629,973         5.3
   Resale   . . . . . . . . . . . . .     9,159        10,808       (15.3)
       Total Sales  . . . . . . . . .   672,310       640,781         4.9


The increased sales were due, in part, to an increased customer base of approximately 1 percent over the comparative three-month period ended a year ago and to the colder weather experienced in this year's first quarter compared to last year. Electric operating revenues for the same period increased approximately $1.5 million, or 4.2 percent. The increase in electric operating revenues was the result of increased sales (see table above).

Gas Sales and Revenues

The significant increase in gas delivered was due to the cold weather experienced in the first quarter of this year (see table below).

The average temperature for the three months ended March 31, 1996, was
22.0 degrees Fahrenheit as compared to 27.0 degrees Fahrenheit for the same three months ended last year and to a normal temperature of 24.8 degrees Fahrenheit. The first quarter average temperature was 19 percent colder than last year's first quarter.

                                       Three Months Ended March 31,
Gas Deliveries (thousands of therms)      1996           1995       % Change
   Residential  . . . . . . . . . . .    44,682        38,184        17.0%
   Commercial and industrial  . . . .    39,231        37,408         4.9

       Total Retail . . . . . . . . .    83,913        75,592        11.0
   Transport  . . . . . . . . . . . .     9,309         7,125        30.7
       Total Gas Deliveries . . . . .    93,222        82,717        12.7

For the three months ended March 31, 1996, gas revenues increased
$4.1 million, or 10 percent, as compared to the same period last year.

The gas customer base increased approximately 2 percent for the three months ended March 31, 1996, when compared to the same time period a year ago.

The Company actively manages contracts with natural gas suppliers to assure that adequate supplies of gas will be available to meet the long-term needs of its customers.

Electric Fuel and Natural Gas Costs

Fuel cost for electric generation increased approximately 9 percent for the first three months of 1996 when compared to the same time period in 1995. This is due to an increase in generation due to increased sales for the quarter.

Natural gas costs for the three months ended March 31, 1996, versus the 1995 comparative period increased about $3.6 million, or 14 percent. This is due mainly to higher demand resulting from the extremely cold weather experienced in this year's first quarter compared to last year.

Other Operating Expenses

Income tax items increased from utility operations approximately $1 million, or 24 percent, for the first three months of 1996 when compared to the same time period in 1995. This was mainly attributable to an increase in pretax operating income.

Operations and maintenance costs decreased approximately $1 million, or 7 percent, for the three months ended March 31, 1996, compared to the same time period a year ago. Management continues its efforts to control operating and maintenance expenses.

Other Items

Interest expense for the three months ended March 31, 1996, decreased approximately 9 percent when compared to the same time period for 1995. This is due to lower levels of short-term debt outstanding in the first quarter of 1996 compared to the same period last year.

Other income for the three months ended March 31, 1996, decreased from last year's first quarter. This is primarily due to the Company's unregulated gas marketing subsidiaries. In January and February 1996, extremely cold weather caused natural gas supply prices to substantially rise. Because of this demand for natural gas, gas marketing companies were forced to pay premium prices to fill customer orders.

 PART II. OTHER INFORMATION


Item 4    Results of Votes of Security Holders

            The Company's Annual Meeting of Shareholders was held on May 6, 1996, in Middleton, Wisconsin. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act. The election of a slate of nominees for directors of Class I to hold office until 1999 and approval of an amendment to the Company's Restated Articles of Incorporation were voted upon by the shareholders at the meeting. Listed below are the results of the shareholders' votes.

            The election of members of the Board of Directors Class I to hold office until 1999:


                                                For               Withhold
                                                                  Authority
            Jean Manchester Biddick          13,680,323            192,578

            David C. Mebane                  13,683,991            188,910

            Regina M. Millner                13,662,427            210,474

            An amendment of Article Third, Division A, of the Company's Restated Articles of Incorporation to (1) increase the number of shares of Common Stock authorized for issuance by the Company from the present 28,000,000 shares to 50,000,000 shares, and (2) reduce the par value of Common Stock from $8 per share to $1 per share.

                 For                 Against               Abstain
              12,020,007            1,169,934              682,959

Item 5      Other Information

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

Item 6(a)   Exhibits

Exhibit 4 Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee (and supplements) reference was provided in the Company's 1995 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12    Ratio of Earnings to Fixed Charges

Exhibit 27 Appendix E to Item 601(c) of Regulation S-K: Public Utility Companies Financial Data Schedule UT.

                                 Exhibit                         Page

                                Exhibit 4                         NA

                                Exhibit 12                        15
                                Exhibit 27                        16

Item 6(b)   Reports on Form 8-K

            No reports on 8-K were filed during the quarter for which this report is filed.

 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MADISON GAS AND ELECTRIC COMPANY
                            (Registrant)



 Date:  May 14, 1996        /s/ David C. Mebane

                            David C. Mebane
                            Chairman, President and Chief Executive
                            Officer
                            (Duly Authorized Officer)



 Date:  May 14, 1996        /s/ Joseph T. Krzos

                            Joseph T. Krzos
                            Vice President - Finance
                            (Chief Financial and Accounting Officer)