Form 10-Q
period 1996-06-30
MADISON GAS & ELECTRIC CO
filed 1996-08-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549
                          FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:  JUNE 30, 1996

                              or

 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from:  __________ to __________


                Commission File Number 0-1125


               MADISON GAS AND ELECTRIC COMPANY
     (Exact name of registrant as specified in its charter)


          Wisconsin                          39-0444025
 (State or other jurisdiction               (IRS Employer
of incorporation or organization)         Identification No.)



       133 South Blair Street, Madison, Wisconsin 53703
     (Address of principal executive offices and ZIP code)


                        (608) 252-7000
     (Registrant's telephone number including area code)


   Common Stock Outstanding at August 13, 1996:  16,079,718
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
Months Ended             Six Months Ended

June 30,                      June 30,
                                                           1996
       1995           1996          1995
                  STATEMENTS OF INCOME
 Operating Revenues:
    Electric   . . . . . . . . . . . . . . . . . . . .    $35,996
      $35,980       $ 72,074      $ 70,592
    Gas  . . . . . . . . . . . . . . . . . . . . . . .     14,378
       12,540         58,355        52,381
        Total Operating Revenues . . . . . . . . . . .     50,374
       48,520        130,429       122,973
 Operating Expenses:

    Fuel for electric generation   . . . . . . . . . .      6,243
        7,023         12,801        13,040
    Purchased power  . . . . . . . . . . . . . . . . .      2,506
        1,781          4,398         3,643
    Natural gas purchased  . . . . . . . . . . . . . .      7,767
        6,558         37,335        32,497
    Other operations   . . . . . . . . . . . . . . . .     13,964
       15,051         28,032        29,961
    Maintenance  . . . . . . . . . . . . . . . . . . .      2,755
        3,918          4,895         6,517
    Depreciation and amortization  . . . . . . . . . .      6,328
        6,206         12,525        12,450
    Other general taxes  . . . . . . . . . . . . . . .      2,203
        2,130          4,448         4,346
    Income tax items   . . . . . . . . . . . . . . . .      2,293
        1,085          7,934         5,621
        Total Operating Expenses . . . . . . . . . . .     44,059
       43,752        112,368       108,075
 Net Operating Income  . . . . . . . . . . . . . . . .      6,315
        4,768         18,061        14,898
 AFUDC - equity funds  . . . . . . . . . . . . . . . .         16
           15             26            37
 Other income, net . . . . . . . . . . . . . . . . . .
(741)           785         (2,420)        2,226
 Income before interest expense  . . . . . . . . . . .      5,590
        5,568         15,667        17,161
 Interest expense:

    Interest on long-term debt   . . . . . . . . . . .      2,480
        2,592          4,996         5,181
    Other interest   . . . . . . . . . . . . . . . . .         77
          202            275           589
    AFUDC -  borrowed funds  . . . . . . . . . . . . .
(8)            (8)           (13)          (19)
        Net Interest Expense . . . . . . . . . . . . .      2,549
        2,786          5,258         5,751
 Net Income  . . . . . . . . . . . . . . . . . . . . .      3,041
        2,782         10,409        11,410
 Preferred stock dividends . . . . . . . . . . . . . .          -
            -              -            64
 Earnings on common stock  . . . . . . . . . . . . . .    $ 3,041
      $ 2,782       $ 10,409      $ 11,346
 Earnings per share of common stock (Note 3) . . . . .      $0.19
        $0.17          $0.65         $0.71

              STATEMENTS OF RETAINED INCOME

 Balance - beginning of period . . . . . . . . . . . .    $66,774
      $64,375        $64,499       $60,851
 Earnings on common stock  . . . . . . . . . . . . . .      3,041
        2,782         10,409        11,346
 Cash dividends on common stock (Note 3) . . . . . . .
(5,093)        (5,036)       (10,186)      (10,076)
 Balance - end of period . . . . . . . . . . . . . . .    $64,722
      $62,121        $64,722       $62,121

 The accompanying notes are an integral part of the above statements.

                      Madison Gas and Electric Company and
Subsidiaries
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Thousands of Dollars)
                                          (Unaudited)
                                                           Three
Months Ended             Six Months Ended

June 30,                      June 30,
                                                           1996
       1995           1996          1995
 Operating Activities:

    Net income   . . . . . . . . . . . . . . . . . . .   $ 3,041
      $2,782        $10,409        $11,410
    Items not affecting cash:

      Depreciation and amortization  . . . . . . . . .     6,328
       6,206         12,525         12,450
      Deferred income taxes  . . . . . . . . . . . . .      (672)
        (182)        (1,699)          (240)
      Amortization of nuclear fuel   . . . . . . . . .       723
         356          1,478          1,130
      Amortization of investment tax credits   . . . .      (204)
        (192)          (392)          (389)
      AFUDC - equity funds   . . . . . . . . . . . . .       (16)
         (15)           (26)           (37)
      Other  . . . . . . . . . . . . . . . . . . . . .       188
         393         (2,793)           905
         Net funds provided from Operations  . . . . .     9,388
       9,348         19,502         25,229
    Changes in working capital, excluding cash

    equivalents, sinking funds, maturities, and
    interim loans:
      Decrease in current assets   . . . . . . . . . .     9,526
       8,117         13,866         14,652
      Decrease in current liabilities  . . . . . . . .   (15,720)
      (5,983)        (4,558)        (3,038)
    Other noncurrent items, net  . . . . . . . . . . .     4,634
      (2,266)         9,819             19
      Cash provided by Operating Activities  . . . . .     7,828
       9,216         38,629         36,862
 Financing Activities:

    Cash dividends on common and preferred stock   . .    (5,093)
      (5,036)       (10,186)       (10,140)
    Maturities/redemptions of First Mortgage Bonds   .    (7,840)
           -         (7,840)             -
    Other increase/(decrease) in First Mortgage Bonds.        10
         (71)            20           (242)
    Decrease in preferred stock  . . . . . . . . . . .         -
           -              -         (5,300)
    Decrease in bond construction funds, net   . . . .         -
       1,734              -          3,493
    (Decrease)/increase in interim loans   . . . . . .    14,000
      (2,500)        (6,500)       (16,100)
      Cash provided by/(used for) Financing Activities     1,077
      (5,873)       (24,506)       (28,289)
 Investing Activities:

    Acquisition of nonregulated subsidiary   . . . . .         -
           -              -         (8,036)
    Sale of Superior Lamp, Inc   . . . . . . . . . . .       201
           -            201              -
    Additions to utility plant and nuclear fuel  . . .    (7,993)
      (3,993)       (11,343)        (8,086)
    AFUDC - borrowed funds   . . . . . . . . . . . . .        (8)
          (8)           (13)           (19)
    Increase in nuclear decommissioning fund   . . . .    (1,176)
      (1,089)        (2,252)        (1,982)
      Cash used for Investing Activities   . . . . . .    (8,976)
      (5,090)       (13,407)       (18,123)
 Change in Cash and Cash Equivalents (Note 5)  . . . .       (71)
      (1,747)           716         (9,550)
    Cash and cash equivalents at beginning of period .     3,631
       3,731          2,844         11,534
    Cash and cash equivalents at end of period . . . .   $ 3,560
      $1,984        $ 3,560        $ 1,984

 The accompanying notes are an integral part of the above statements.

                   Madison Gas and Electric Company and
Subsidiaries
                              CONSOLIDATED BALANCE SHEETS
                                 (Thousands of Dollars)
                                       (Unaudited)

               June 30,        Dec. 31,

                1996            1995
                                    ASSETS
 Utility Plant, at original cost, in service:
    Electric   . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .   $493,992        $489,399
    Gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .    175,950         173,890
      Gross plant in service   . . . . . . . . . . . . . . . . .
 . . . . . . .    669,942         663,289
    Less accumulated provision for depreciation  . . . . . . . .
 . . . . . . .   (360,391)       (348,254)
      Net plant in service   . . . . . . . . . . . . . . . . . .
 . . . . . . .    309,551         315,035
    Construction work in progress  . . . . . . . . . . . . . . .
 . . . . . . .      8,545           9,061
    Nuclear decommissioning fund (Note 2)  . . . . . . . . . . .
 . . . . . . .     39,916          36,965
    Nuclear fuel, net  . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .      7,486           6,172
      Total Utility Plant  . . . . . . . . . . . . . . . . . . .
 . . . . . . .    365,498         367,233
 Other property and investments  . . . . . . . . . . . . . . . .
 . . . . . . .     15,447          17,176
 Current Assets:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . .
 . . . . . . .      3,560           2,844
    Accounts receivable, less reserves of $1,165 and $1,379,
respectively  . .     33,950          36,817
    Unbilled revenue   . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .      5,267          13,529
    Materials and supplies, at average cost  . . . . . . . . . .
 . . . . . . .      5,825           5,987
    Fossil fuel, at average cost   . . . . . . . . . . . . . . .
 . . . . . . .      2,664           2,986
    Stored natural gas, at average cost  . . . . . . . . . . . .
 . . . . . . .      4,418           6,203
    Prepaid taxes  . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .      5,841           5,846
    Other prepayments  . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .      1,145           1,608
      Total Current Assets   . . . . . . . . . . . . . . . . . .
 . . . . . . .     62,670          75,820
 Deferred charges  . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .     29,581          33,647
         Total Assets                        . . . . . . . . . .
 . . . . . . .   $473,196        $493,876

                        CAPITALIZATION AND LIABILITIES
 Capitalization (see statement)  . . . . . . . . . . . . . . . .
 . . . . . . .   $322,427        $322,185
 Current Liabilities:
    Long-term debt sinking fund requirements   . . . . . . . . .
 . . . . . . .        200             200
    Maturity of 5.45%, 1996 series   . . . . . . . . . . . . . .
 . . . . . . .          -           7,840
    Interim loans - commercial paper outstanding   . . . . . . .
 . . . . . . .     14,000          20,500
    Accounts payable   . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .     23,802          25,928
    Accrued taxes  . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .        448           1,500
    Accrued interest   . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .      2,324           2,359
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .      6,558           7,903
      Total Current Liabilities  . . . . . . . . . . . . . . . .
 . . . . . . .     47,332          66,230
 Other Credits:
    Accumulated deferred income taxes  . . . . . . . . . . . . .
 . . . . . . .     53,274          54,153
    Regulatory liability   . . . . . . . . . . . . . . . . . . .
 . . . . . . .     24,357          25,177
    Investment tax credit - deferred   . . . . . . . . . . . . .
 . . . . . . .     11,839          12,231
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .     13,967          13,900
      Total Other Credits  . . . . . . . . . . . . . . . . . . .
 . . . . . . .    103,437         105,461
 Commitments . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .          -               -
        Total Capitalization and Liabilities . . . . . . . . . .
 . . . . . . .   $473,196        $493,876

 The accompanying notes are an integral part of the above balance sheets.

                 Madison Gas and Electric Company and
Subsidiaries
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (Thousands of Dollars)
                                    (Unaudited)

               June 30,        Dec. 31,

                1996            1995
 Common Shareholders' Equity:
    Common stock - par value $1 per share:
      Authorized 50,000,000 shares
      Outstanding 16,079,718 shares  . . . . . . . . . . . . . .
 . . . . . . .   $ 16,080        $ 16,080
    Amount received in excess of par value   . . . . . . . . . .
 . . . . . . .    112,558         112,558
    Retained income  . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .     64,722          64,499
      Total Common Shareholders' Equity  . . . . . . . . . . . .
 . . . . . . .    193,360         193,137


 Redeemable Preferred Stock cumulative, $25 par value,

    authorized 1,175,000, 0 shares outstanding   . . . . . . . .
 . . . . . . .          -               -

 First Mortgage Bonds:
    5.45%, 1996 series   . . . . . . . . . . . . . . . . . . . .
 . . . . . . .          -           7,840
    6 1/2%, 2006 series:

      Pollution Control Revenue Bonds  . . . . . . . . . . . . .
 . . . . . . .      7,075           7,075
    8.50%, 2022 series   . . . . . . . . . . . . . . . . . . . .
 . . . . . . .     40,000          40,000
    6.75%, 2027A series:

      Industrial Development Revenue Bonds   . . . . . . . . . .
 . . . . . . .     28,000          28,000
    6.70%, 2027B series:

      Industrial Development Revenue Bonds   . . . . . . . . . .
 . . . . . . .     19,300          19,300
    7.70%, 2028 series   . . . . . . . . . . . . . . . . . . . .
 . . . . . . .     25,000          25,000
      First Mortgage Bonds Outstanding   . . . . . . . . . . . .
 . . . . . . .    119,375         127,215
    Unamortized discount and premium on bonds, net   . . . . . .
 . . . . . . .     (1,108)         (1,127)
    Long-term debt sinking fund requirements   . . . . . . . . .
 . . . . . . .       (200)           (200)
    Maturity of 5.45%, 1996 series   . . . . . . . . . . . . . .
 . . . . . . .          -          (7,840)
      Total First Mortgage Bonds   . . . . . . . . . . . . . . .
 . . . . . . .    118,067         118,048

 Other Long-Term Debt:
    6.01%, interest rate SWAP agreement  . . . . . . . . . . . .
 . . . . . . .     11,000          11,000
         Total Capitalization  . . . . . . . . . . . . . . . . .
 . . . . . . .   $322,427        $322,185

 The accompanying notes are an integral part of the above statements.

      Notes to Consolidated Financial Statements (Unaudited)
                          June 30, 1996


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments (consisting of only normal recurring adjustments) necessary to fairly present results have been made.

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

2. Nuclear Decommissioning

 Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant (Kewaunee), which is through the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1996, the decommissioning costs recovered in rates will be $3.1 million. These trusts are shown on the balance sheet in the utility plant section, and as of June 30, 1996, these trusts totaled $39.9 million (fair market value).

 Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent. As of June 30, 1996, the accumulated provision for depreciation included accumulated provisions for decommissioning totaling $39.9 million.

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

3. Per-Share Amounts

 Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding.
For the three months and for the six months ended June 30, 1996 and 1995, there were 16,079,718 shares.

 Dividends declared and paid per share of common stock for the periods ended June 30, 1996 and 1995, were, respectively, for the three months $0.317 and $0.313; for the six months $0.634 and $0.626.

 Both the shares outstanding and the dividends per-share amounts reflect the Company's 3-for-2 stock split which was effective in the first quarter of 1996.

4. Capitalization Matters

 a. First Mortgage Bonds.

  The annual sinking fund requirements of the outstanding First
Mortgage Bonds are $200,000 in 1996. As of June 30, 1996,
$200,000 is still needed to satisfy the 1996 requirements.

  The 5.45%, First Mortgage Bonds, 1996 series matured on June 1,
1996, requiring funding of $7.8 million in short-term debt to retire this bond series.

5. Supplemental Cash Flow Information

 For purposes of the Consolidated Statements of Cash Flow, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

 Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                             Three Months       Six Months
                                Ended             Ended
                               June 30,          June 30,

(Thousands of dollars)       1996    1995      1996    1995

Interest, net of amounts
  capitalized               $4,078  $3,995    $5,338  $5,872

Income taxes paid           $7,470  $6,980    $9,572  $8,980


6. Sale of Nonregulated Subsidiary

 In May 1996 the Company sold its 50 percent share in Superior
Lamp Recycling, Inc., a jointly owned subsidiary of the Company and Superior Services, Inc., purchased during 1993. Superior Lamp recycles fluorescent lamps that are banned from landfills.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Company's internally generated funds were nearly 100 percent of the funds used for construction and nuclear fuel expenditures for the six-month period ended June 30, 1996. The Company experienced increased additions to utility plant and nuclear fuel expenditures during the first half of 1996 compared to 1995. It is anticipated that 1996 construction and nuclear fuel expenditures will be approximately $25 million.

Cash provided by operating activities increased nearly $2 million, or 5 percent, during the first half of 1996 compared to 1995 due to an increase in the Company's working capital. Cash provided by operating activities during the second quarter of 1996 decreased more than $1 million, or 15 percent, compared to last year's second quarter. This is mainly attributable to the decrease in current liabilities due to the timing of the Company's payables and the maturity of the 5.45%, 1996 series, First Mortgage Bonds.

Cash used for financing activities decreased $7 million for the three months ended June 30, 1996, compared to the same period a year ago. This was primarily attributed to an increase in the Company's short-term debt.

Bank lines of credit available to the Company as of June 30, 1996, were $45 million, which includes $10 million for Great Lakes Energy Corp. (GLENCO), a wholly owned subsidiary of the Company, and American Energy Management Inc., a subsidiary of GLENCO.

The Company's capitalization ratios were as follows:

                                June 30,     Dec. 31,
                                 1996         1995

Common shareholders' equity      57.4%        55.1%
Long-term debt*                  38.4         39.1
Short-term debt                   4.2          5.8

*Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors
Service, Inc., and AA by Standard & Poor's Corporation. The
Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Business Environment

On May 1, 1995, Northern States Power Company and Wisconsin Energy Corporation announced a proposed merger. If approved, the two companies would form a holding company called Primergy Corporation, creating the tenth largest utility company in the United States. The merger has been approved by the shareholders of both companies. Various regulatory agency approval is required including the SEC, the Nuclear Regulatory Commission (NRC), the Federal Energy Regulatory Commission (FERC), and state regulatory agencies.

The Company is opposing approval of the merger on the grounds that the merger would violate antitrust laws and principles. Hearings on the proposed merger have been concluded before the FERC. Hearings on the proposed merger are scheduled before the Wisconsin and Minnesota Public Service Commissions later this year. The outcome of this proposed merger and the impacts it may have on the Company are unknown at this time.

Regulatory Environment

The Public Service Commission of Wisconsin voted in December 1995 to carefully pursue the restructuring of the electric utility industry in Wisconsin. This approach is largely consistent with a plan developed and supported by the Company. The process included a report by the Commissioners to the legislature, a draft work plan, and a series of dockets and proceedings over the next three to seven years to implement the whole plan. It is unknown at this time what impact (if any) this plan will have on the Company.

An order is expected some time this year regarding a docket that was opened to examine what changes are needed in the cost recovery mechanism for purchasing gas costs. Hearings have been concluded on this matter. No material changes are expected at this time.

Results of Operations

Electric Sales and Revenues

Electric retail sales increased approximately 2.5 percent for the six-month period ended June 30, 1996, over the comparable period last year (see table).

                                    Electric Sales in
Megawatt-Hours
                         Three Months Ended                Six
Months Ended
                              June 30,
June 30,
                      1996      1995     %Change      1996
1995     %Change

Residential          156,825   156,625    0.13%      350,245
334,509   4.70%

Large commercial
and industrial       233,358   232,904    0.20       457,270
453,430   0.85

Small commercial
and industrial       171,400   176,931   (3.13)      343,973
336,057   2.36

Other                 82,712    78,831    4.92       155,958
151,268   3.10

Total retail         644,295   645,291   (0.15)    1,307,446
1,275,264   2.52

Sales for resale       5,704     3,101   83.94        14,863
13,909   6.86

Total sales          649,999   648,392    0.25     1,322,309
1,289,173   2.57

Electric operating revenues increased about $1.5 million, or 2 percent, as compared to the same period in 1995, even though cooling degree days for the first half of 1996 decreased 43 percent. The increases were due to an increase in the electric customer base. Total sales and electric operating revenues for the three-month period ended June 30, 1996, remained relatively flat compared with the same period last year.

Gas Sales and Revenues

For the six months ended June 30, 1996, gas operating revenues increased approximately $6 million, or 11 percent, compared with the same period in 1995. This increase in revenues is due to colder weather experienced in the first half of the year, causing total deliveries to increase nearly 10 percent (see table), and higher unit gas costs, which are passed on to customers through the purchased gas adjustment clause.

The heating degree days (HDD) for the six months ended June 30, 1996, measured by the number of degrees the mean daily temperature is below 65 degrees Fahrenheit, were 5,029 HDD compared to 4,291 HDD for the same period last year, a 17 percent increase in HDD.

For the three months ended June 30, 1996, gas revenues increased about $2 million, or 15 percent, compared to last year. Again, this can be directly attributed to the cooler weather experienced in this year's second quarter compared to last year's.

The average temperature for the second quarter of 1996 was approximately four degrees cooler than last year's second quarter.

The following table illustrates gas deliveries as compared to the previous year:

                                 Gas Deliveries in Thousands of
Therms
                         Three Months Ended            Six Months
Ended
                              June 30,                     June
30,
                      1996     1995    %Change     1996      1995
   %Change

Residential          14,321   12,533   14.26%      59,003
50,717   16.34%

Commercial and
Industrial           13,245   13,930   (4.92)      52,476
51,338    2.22

Total retail         27,566   26,463    4.17      111,479
102,055    9.23

Transport            10,127    9,516    6.42       19,436
16,641   16.80

Total deliveries     37,693   35,979    4.76      130,915
118,696   10.29

Electric Fuel and Natural Gas Costs

Fuel costs for electric generation and purchased power decreased less than 1 percent for the second quarter of 1996 compared to last year's second quarter.

Fuel costs and purchased power increased approximately $0.5 million, or 3 percent, for the six-month period ended June 30, 1996, as compared to last year. This is primarily due to an increase in the cost of purchased power caused by increases in the cost of capacity purchases. This was somewhat offset with increased low-cost generation at Kewaunee.

Natural gas costs for the six-month period ended June 30, 1996, increased nearly $5 million, or 15 percent, compared to the same period a year ago. This is due mainly to the higher demand resulting from the cold weather experienced during the first half of the year.

Natural gas costs for the three months ended June 30, 1996, versus the comparative period in 1995 increased just over $1 million, or 18 percent. This is due mainly to the cooler weather experienced this spring and an increased cost-per-therm of nearly 16 percent.

Other Operating Expenses

Income taxes increased for both the three- and six-month periods ended June 30, 1996, compared to the same periods last year. For the three months ended, income taxes increased about $1 million, or 111 percent, and for the six months ended, income taxes increased around $2 million, or 41 percent. This is due to an increase in pretax operating income for both periods.

Operations and maintenance costs decreased over $2 million, or 12 percent, for the second quarter of 1996 and decreased nearly $4 million, or 10 percent, for the first half of the year compared to the same periods a year ago. The primary reasons for the decrease are continued cost-control efforts throughout the Company and the conversion from a 12-month to an 18-month fuel cycle at Kewaunee. During 1995, Kewaunee was on a 12-month fuel cycle with the outage occurring in the second quarter, increasing operations and maintenance expenses. Due to the conversion, these operations and maintenance expenses will shift from the second quarter to the fourth quarter of this year.

Other Items

Interest expense decreased in both the three- and six-month periods ended June 30, 1996, when compared to the same periods a year ago. This is due to lower levels of short-term debt outstanding during the 1996 periods compared to 1995.

Other income decreased approximately $5 million for the six-month period ended June 30, 1996, primarily due to the Company's unregulated gas marketing subsidiaries. In the first quarter of 1996, extremely cold weather caused natural gas supply prices to substantially rise. Because of this demand for natural gas, gas marketing companies were forced to pay premium prices to fill customer orders. High natural gas prices continued through the second quarter making some contracts unprofitable.

PART II. OTHER INFORMATION

Item 5 Other Information

 Kewaunee is operated by Wisconsin Public Service Corporation.
The Company has a 17.8 percent ownership interest in Kewaunee which it owns jointly with two other utilities. Kewaunee is operating with a license that expires in 2013.

 Operating and maintenance costs at Kewaunee have been reduced more than 25 percent over the last three years. Continued reduction of costs, while not sacrificing safety and reliability, is planned to keep Kewaunee costs competitive in the near future. The NRC recently rated Kewaunee superior (Category 1) in all areas: maintenance, operations, engineering, and plant support.

 The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry.

 The owners of Kewaunee are continuing to evaluate various economic alternatives to deal with the potential future loss of capacity resulting from the continuing degradation of the steam generator tubes. These alternatives range from repairing/replacing the existing steam generators to early plant closure with replacement power options. Replacement of steam generators is estimated to cost $100 million (the Company's share would be 17.8 percent), excluding additional purchased power costs associated with an extended shutdown.

 The Company is evaluating the need to accelerate the collection of funds through rates for decommissioning and the recovery of the existing net plant investment.

Item 6(a) Exhibits

Exhibit 4 - Indenture of Mortgage and Deed of Trust between the
Company and Firstar Trust Company, as Trustee (and supplements).
Reference was provided in the Company's 1995 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12 - Ratio of Earnings to Fixed Charges.

Exhibit 27 - Appendix E to Item 601(c) of Regulation S-K:
Public Utility Companies Financial Data Schedule UT.

                Exhibit                    Page
               Exhibit 4                    NA
               Exhibit 12                   16
               Exhibit 27                   17

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


                            MADISON GAS AND ELECTRIC COMPANY
                            (Registrant)

 Date:  August 13, 1996     /s/ David C. Mebane
                            David C. Mebane
                            Chairman, President and Chief
                            Executive Officer
                            (Duly Authorized Officer)

 Date:  August 13, 1996     /s/ Joseph T. Krzos
                            Joseph T. Krzos
                            Vice President - Finance
                            (Chief Financial and Accounting
                            Officer)