Form 10-Q
period 1996-09-30
MADISON GAS & ELECTRIC CO
filed 1996-11-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.  20549
                             FORM 10-Q

 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  SEPTEMBER 30, 1996

                              or

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from:  ______ to _______


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


 Common Stock Outstanding at November 13, 1996: 16,079,718 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 PART I.  FINANCIAL INFORMATION
 Item 1.  Financial Statements

               Madison Gas and Electric Company and Subsidiaries
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
               (Thousands of Dollars, Except Per-Share Amounts)
                                  (Unaudited)
                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                       1996       1995     1996       1995
          STATEMENTS OF INCOME

Operating Revenues:
   Electric . . . . . . . . . . . . . $44,547    $47,316  $116,621   $117,908
   Gas  . . . . . . . . . . . . . . .   8,345      7,407    66,700     59,787
     Total Operating Revenues . . . .  52,892     54,723   183,321    177,695

Operating Expenses:
   Fuel for electric generation . . .   7,246      8,509    20,047     21,549
   Purchased power  . . . . . . . . .   3,203      2,526     7,601      6,169
   Natural gas purchased  . . . . . .   3,823      3,220    41,158     35,716
   Other operations . . . . . . . . .  13,902     14,764    41,934     44,725
   Maintenance  . . . . . . . . . . .   2,898      2,402     7,793      8,919
   Depreciation and amortization  . .   6,514      6,206    19,039     18,656
   Other general taxes  . . . . . . .   2,148      2,149     6,596      6,495
   Income tax items . . . . . . . . .   4,117      4,933    12,051     10,554
     Total Operating Expenses . . . .  43,851     44,709   156,219    152,783
Net Operating Income  . . . . . . . .   9,041     10,014    27,102     24,912
AFUDC - equity funds  . . . . . . . .       3         10        29         46
Gas marketing subsidiaries
(loss)/income . . . . . . . . . . . .  (1,382)        (5)   (4,321)     1,277
Other income, net . . . . . . . . . .     419        302       938      1,246
Income before interest expense  . . .   8,081     10,321    23,748     27,481
Interest expense:
   Interest on long-term debt . . . .   2,411      2,593     7,407      7,774
   Other interest . . . . . . . . . .     190        208       465        797
   AFUDC - borrowed funds . . . . . .      (2)        (5)      (15)       (24)
     Net Interest Expense . . . . . .   2,599      2,796     7,857      8,547
Net Income  . . . . . . . . . . . . .   5,482      7,525    15,891     18,934
Preferred stock dividends . . . . . .       -          -         -         64
Earnings on common stock  . . . . . .  $5,482     $7,525   $15,891    $18,870
Earnings per share of common stock
(Note 3)  . . . . . . . . . . . . . .   $0.34      $0.47     $0.99      $1.17

     STATEMENTS OF RETAINED INCOME

Balance - beginning of period . . . . $64,722    $62,121   $64,499    $60,851
Earnings on common stock  . . . . . .   5,482      7,525    15,891     18,870
Cash dividends on common stock
(Note 3)  . . . . . . . . . . . . . .  (5,144)    (5,093)  (15,330)   (15,168)
Balance - end of period . . . . . . . $65,060    $64,553   $65,060    $64,553

The accompanying notes are an integral part of the above statements.
/TABLE

               Madison Gas and Electric Company and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                            (Thousands of Dollars)
                                  (Unaudited)
                                                       Three Months Ended    Nine Months Ended
                                                          September 30,        September 30,
                                                        1996      1995       1996      1995
 Operating Activities:
   Net income  . . . . . . . . . . . . . . . . . . . . $ 5,482   $ 7,525    $15,891   $18,934
   Items not affecting cash:
     Depreciation and amortization   . . . . . . . . .   6,514     6,206     19,039    18,656
     Deferred income taxes . . . . . . . . . . . . . .      22      (323)    (1,677)     (563)
     Amortization of nuclear fuel  . . . . . . . . . .     620       797      2,098     1,927
     Amortization of investment tax credits  . . . . .    (200)     (192)      (592)     (581)
     AFUDC - equity funds  . . . . . . . . . . . . . .      (3)      (10)       (29)      (46)
     Other   . . . . . . . . . . . . . . . . . . . . .     168       157     (2,625)    1,061
      Net funds provided from Operations . . . . . . .  12,603    14,160     32,105    39,388
   Changes in working capital, excluding
   cash equivalents, sinking funds,
   maturities, and interim loans:
     Decrease/(increase) in current assets . . . . . .    (626)   (4,667)    13,240     9,985
     (Decrease)/increase in current liabilities  . . .  (3,176)    1,428     (7,734)   (1,610)
   Other noncurrent items, net . . . . . . . . . . . .  (1,372)   (2,092)     8,447    (2,073)
     Cash provided by Operating Activities . . . . . .   7,429     8,829     46,058    45,690

 Financing Activities:
   Cash dividends on common and preferred stock  . . .  (5,144)   (5,093)   (15,330)  (15,232)
   Maturities/redemptions of First Mortgage Bonds  . .       -         -     (7,840)        -
   Other increase/(decrease) in First Mortgage Bonds .       9         9         29      (233)
   Decrease in preferred stock . . . . . . . . . . . .       -         -          -    (5,300)
   Decrease in bond construction funds, net  . . . . .       -     1,976          -     5,469
   (Decrease)/increase in interim loans    . . . . . .   9,000    (1,250)     2,500   (17,350)
     Cash provided by/(used for) Financing Activities.   3,865    (4,358)   (20,641)  (32,646)

 Investing Activities:
   Acquisition of nonregulated subsidiary  . . . . . .       -         -          -    (8,036)
   Sale of Superior Lamp, Inc. . . . . . . . . . . . .       -         -        201         -
   Additions to utility plant and nuclear fuel . . . .  (7,037)   (4,997)   (18,380)  (13,083)
   AFUDC - borrowed funds  . . . . . . . . . . . . . .      (2)       (5)       (15)      (24)
   Increase in nuclear decommissioning fund  . . . . .  (1,264)   (1,135)    (3,516)   (3,117)
     Cash used for Investing Activities   . . . .  . .  (8,303)   (6,137)   (21,710)  (24,260)

 Change in Cash and Cash Equivalents (Note 5) . .  . .   2,991    (1,666)     3,707   (11,216)
   Cash and cash equivalents at beginning of period. .   3,560     1,984      2,844    11,534
   Cash and cash equivalents at end of period. . . . .  $6,551      $318     $6,551      $318

 The accompanying notes are an integral part of the above statements.
/TABLE

               Madison Gas and Electric Company and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)
                                                       Sept. 30,  Dec. 31,
                                                        1996       1995
                         ASSETS

 Utility Plant, at original cost, in service:
   Electric  . . . . . . . . . . . . . . . . . . . . . $497,777   $489,399
   Gas   . . . . . . . . . . . . . . . . . . . . . . .  177,213    173,890
     Gross plant in service  . . . . . . . . . . . . .  674,990    663,289
   Less accumulated provision for depreciation . . . . (366,986)  (348,254)
     Net plant in service  . . . . . . . . . . . . . .  308,004    315,035
   Construction work in progress   . . . . . . . . . .    8,585      9,061
   Nuclear decommissioning fund (Note 2)   . . . . . .   41,707     36,965
   Nuclear fuel, net   . . . . . . . . . . . . . . . .    8,378      6,172
     Total Utility Plant . . . . . . . . . . . . . . .  366,674    367,233
 Other property and investments  . . . . . . . . . . .   15,234     17,176
 Current Assets:
   Cash and cash equivalents   . . . . . . . . . . . .    6,551      2,844
   Accounts receivable, less reserves of $1,136 and
   $1,379, respectively  . . . . . . . . . . . . . . .   29,303     36,817
   Unbilled revenue  . . . . . . . . . . . . . . . . .    6,211     13,529
   Materials and supplies, at average cost . . . . . .    5,637      5,987
   Fossil fuel, at average cost  . . . . . . . . . . .    2,991      2,986
   Stored natural gas, at average cost   . . . . . . .   10,032      6,203
   Prepaid taxes   . . . . . . . . . . . . . . . . . .    4,387      5,846
   Other prepayments . . . . . . . . . . . . . . . . .    1,174      1,608
     Total Current Assets  . . . . . . . . . . . . . .   66,286     75,820
 Deferred charges  . . . . . . . . . . . . . . . . . .   31,931     33,647
      Total Assets   . . . . . . . . . . . . . . . . . $480,125   $493,876

             CAPITALIZATION AND LIABILITIES

 Capitalization (see statement)  . . . . . . . . . . . $322,774   $322,185
 Current Liabilities:
   Long-term debt sinking fund requirements  . . . . .      200        200
   Maturity of 5.45%, 1996 series  . . . . . . . . . .        -      7,840
   Interim loans - commercial paper outstanding  . . .   23,000     20,500
   Accounts payable  . . . . . . . . . . . . . . . . .   21,094     25,928
   Accrued taxes   . . . . . . . . . . . . . . . . . .      255      1,500
   Accrued interest  . . . . . . . . . . . . . . . . .    3,604      2,359
   Other . . . . . . . . . . . . . . . . . . . . . . .    5,003      7,903
     Total Current Liabilities . . . . . . . . . . . .   53,156     66,230
 Other Credits:
   Accumulated deferred income taxes   . . . . . . . .   53,544     54,153
   Regulatory liability  . . . . . . . . . . . . . . .   24,109     25,177
   Investment tax credit - deferred  . . . . . . . . .   11,639     12,231
   Other   . . . . . . . . . . . . . . . . . . . . . .   14,903     13,900
     Total Other Credits . . . . . . . . . . . . . . .  104,195    105,461
 Commitments . . . . . . . . . . . . . . . . . . . . .        -          -
      Total Capitalization and Liabilities   . . . . . $480,125   $493,876

The accompanying notes are an integral part of the above balance sheets.
/TABLE

               Madison Gas and Electric Company and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (Thousands of Dollars)
                                (Unaudited)
                                                        Sept. 30,  Dec. 31,
                                                          1996      1995
 Common Shareholders' Equity:

   Common stock - par value $1 per share:
     Authorized 50,000,000 shares
     Outstanding 16,079,718 shares . . . . . . . . . . $ 16,080   $ 16,080
   Amount received in excess of par value  . . . . . .  112,558    112,558
   Retained income   . . . . . . . . . . . . . . . . .   65,060     64,499
     Total Common Shareholders' Equity . . . . . . . .  193,698    193,137

 Redeemable Preferred Stock cumulative, $25 par value,
  authorized 1,175,000 shares, 0 shares outstanding. .        -          -

 First Mortgage Bonds:

   5.45%, 1996 series  . . . . . . . . . . . . . . . .        -      7,840
   6 1/2%, 2006 series:
     Pollution Control Revenue Bonds . . . . . . . . .    7,075      7,075
   8.50%, 2022 series  . . . . . . . . . . . . . . . .   40,000     40,000
   6.75%, 2027A series:
     Industrial Development Revenue Bonds  . . . . . .   28,000     28,000
   6.70%, 2027B series:
     Industrial Development Revenue Bonds  . . . . . .   19,300     19,300
   7.70%, 2028 series  . . . . . . . . . . . . . . . .   25,000     25,000
     First Mortgage Bonds Outstanding  . . . . . . . .  119,375    127,215
   Unamortized discount and premium on bonds, net  . .   (1,099)    (1,127)
   Long-term debt sinking fund requirements  . . . . .     (200)      (200)
   Maturity of 5.45%, 1996 series  . . . . . . . . . .        -     (7,840)
     Total First Mortgage Bonds  . . . . . . . . . . .  118,076    118,048

 Other Long-Term Debt:

   6.01%, interest rate SWAP agreement   . . . . . . .   11,000     11,000
      Total Capitalization   . . . . . . . . . . . . . $322,774   $322,185

The accompanying notes are an integral part of the above statements.

            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 1996

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

   a.  General
   b.  Utility plant
   c.  Nuclear fuel
   d.  Joint plant ownership
   e.  Depreciation
   f.  Income taxes
   g.  Pension plans
   h.  Postretirement benefits other than pensions
   i.  Fair value of financial instruments
   j. Capitalization matters: common stock - stock split, redeemable preferred stock, other long-term debt, notes payable to banks, commercial paper, and lines of credit
   k.  Commitments
   l.  Segments of business
   m.  Regulatory assets and liabilities

2. Nuclear Decommissioning

   Nuclear decommissioning costs relative to the Kewaunee Nuclear Power Plant (Kewaunee) are currently accrued over the plant's license term, which expires in the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1996, the decommissioning costs recovered in rates will be $3.1 million. These trusts are shown on the balance sheet in the Utility Plant section, and as of September 30, 1996, these trusts totaled $41.7 million (fair market value).

   Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent. As of September 30, 1996, the accumulated provision for depreciation included accumulated provisions for decommissioning totaling $41.7 million.

   The Company has applied to the Public Service Commission of Wisconsin
   (PSCW) for acceleration of decommissioning collections relative to Kewaunee such that by mid-year 2003 there would be funding adequate to fully fund currently forecasted decommissioning expenditures. The request for this acceleration reflects the condition of the present steam generators (see Part II, Item 5 for additional information).

   The Company's share of Kewaunee decommissioning costs is estimated to be $70 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs are assumed to inflate at an average rate of
   6.1 percent.

3. Per-Share Amounts

   Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months and for the nine months ended September 30, 1996 and 1995, there were 16,079,718 shares.

   Dividends declared and paid per share of common stock for the periods ended September 30, 1996 and 1995, were, respectively, for the three months $0.32 and $0.317; for the nine months $0.953 and $0.943.

   Both the shares outstanding and the dividends per-share amounts reflect the Company's 3-for-2 stock split which was effective in the first quarter of 1996.

4. Capitalization Matters

   a.  First Mortgage Bonds.

       The annual sinking fund requirements of the outstanding First Mortgage Bonds are $200,000 in 1996. As of September 30, 1996, $200,000 is still needed to satisfy the 1996 requirements.

       The 5.45%, 1996 series, First Mortgage Bonds matured on June 1, 1996, requiring funding of $7.8 million in short-term debt to retire this bond series.

5. Supplemental Cash Flow Information

   For purposes of the Consolidated Statements of Cash Flow, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

   Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                                Three Months          Nine Months
                                   Ended                 Ended
                                September 30,        September 30,

   (Thousands of dollars)      1996       1995        1996       1995

   Interest, net of amounts
     capitalized              $1,420     $1,601      $6,642     $7,481

   Income taxes paid          $3,702     $4,515     $13,274    $13,495

6. Sale of Nonregulated Subsidiary

   In May 1996 the Company sold its 50 percent share in Superior Lamp Recycling, Inc., a jointly owned subsidiary of the Company and Superior Services, Inc., purchased during 1993. Superior Lamp recycles fluorescent lamps that are banned from landfills. The sale resulted in a modest gain on the Company's investment.

7. Rate Matters

   On September 3, 1996, the Company announced its intention to increase electric rates for the test period beginning July 1, 1997, by approximately $7.7 million, or 5.1 percent, and increase natural gas rates by $3.7 million, or 3.8 percent, for the same time period. The proposed changes are based on a requested return on common equity of 12.0 percent and would remain in effect through 1998.

   The proposed early recovery of the Kewaunee investment and accelerated decommissioning collections are the primary reasons for the increase in electric rates. Also, the Company continues its efforts to lower costs but is experiencing increases in operating costs and construction costs due primarily to inflation.

   Hearings will take place on the Company's recent rate filing in the first quarter of 1997. A decision is expected sometime in the second quarter of 1997.

   Rates for electric service have not been increased since 1990 and were reduced in 1993 and 1994. Gas rates have not been increased since 1989 and were reduced in 1990, 1992, and 1993.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures for the nine-month period ended September 30, 1996. The Company experienced increased additions to utility plant and nuclear fuel expenditures during the first nine months of 1996 compared to 1995. It is anticipated that 1996 construction and nuclear fuel expenditures will be approximately $25 million.

Cash provided by operating activities increased $0.4 million during the first nine months of 1996 compared to 1995 due to an increase in working capital somewhat offset by a decrease in net income. Cash provided by operating activities during the third quarter of 1996 decreased $1.4 million, or
15.9 percent, compared to last year's third quarter. This is mainly attributable to the decrease in current assets, liabilities, and net income.

Cash used for financing activities decreased $12 million, or 36.8 percent, for the nine months ended September 30, 1996, primarily due to an increase in interim loans caused by the maturity of the 5.45%, 1996 series, First Mortgage Bonds, higher levels of construction, and advances by the parent company to its subsidiaries. The third quarter 1996 cash provided for financing activities increased $8.2 million also due to the increase in interim loans.

Bank lines of credit available to the Company as of September 30, 1996, were $45 million, which includes $10 million for Great Lakes Energy Corp. (GLENCO), a wholly owned subsidiary of the Company, and American Energy Management Inc., a subsidiary of GLENCO.

The Company's capitalization ratios were as follows:

                                    Sept. 30, 1996   Dec. 31, 1995

   Common shareholders' equity          56.0%           55.1%
   Long-term debt*                      37.4            39.1
   Short-term debt                       6.6             5.8

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

The Company is opposing approval of the merger on the grounds that the merger would violate antitrust laws and principles by increasing the exercise of anticompetitive market power by Primergy. Hearings on the proposed merger have been concluded before the FERC. Hearings on the proposed merger are currently scheduled before the Wisconsin and Minnesota Public Service Commissions. The Company believes the proposed merger would have a detrimental impact on the Wisconsin economy.

Regulatory Environment

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

Results of Operations

Electric Sales and Revenues

The cooler weather experienced this summer contributed to the decreased electric sales for the three and nine months ended September 30, 1996, compared to the same periods last year (see table below). Electric retail sales decreased 5.1 percent for the three months ended September 30, 1996, compared to the same period in 1995.

Cooling degree days (measured by the number of degrees the mean daily temperature is above 65 degrees Fahrenheit) for the third quarter of 1996 decreased approximately 64 percent from last year's third quarter and were 40 percent below normal.

                                       Electric Sales in Megawatt-Hours
                     Three Months Ended September 30,   Nine Months Ended September 30,
                      1996      1995     % Change       1996        1995       % Change
Residential          194,608   227,414   (14.43)%      544,853     561,923     (3.04)%

Large commercial
and industrial       259,585   258,855     0.28        716,855     712,285      0.64

Small commercial
and industrial       196,611   192,348     2.22        540,584     528,405      2.30

Other                 81,943    93,779   (12.62)       237,900     245,047     (2.92)

  Total retail       732,746   772,396    (5.13)     2,040,192   2,047,660     (0.36)

Sales for resale       8,393     2,859   193.56         23,256      16,768     38.69

  Total sales        741,139   775,255    (4.40)     2,063,448   2,064,428     (0.05)

The decrease in electric sales for both the three- and nine-month periods contributed to the decrease in electric operating revenues of $2.8 million, or
5.9 percent, for this year's third quarter and $1.3 million, or 1.1 percent, for the nine months ended September 30, 1996, as compared to the same periods the previous year.

Gas Sales and Revenues

For the three months ended September 30, 1996, gas revenues increased
$0.9 million, or 12.7 percent, compared to last year, despite a 7.3 percent decrease in gas deliveries for the same time period. This was the result of higher unit gas costs. Higher gas costs are passed on to customers in the form of higher rates through the purchased gas adjustment (PGA) clause, thus increasing natural gas revenues on a one-for-one basis.

For the nine months ended September 30, 1996, gas operating revenues increased $6.9 million, or 11.6 percent, compared to the same period in 1995. This increase in revenues is due to colder weather experienced in the first half of the year and higher gas costs collected from customers through the PGA clause.

The following table illustrates gas deliveries as compared to the previous year:

                              Gas Deliveries in Thousands of Therms
                  Three Months Ended September 30,    Nine Months Ended September 30,
                     1996      1995    % Change       1996      1995    % Change
Residential          5,702     5,702    0.00%        64,705    56,419   14.69%

Commercial and
Industrial           9,117    10,099   (9.72)        61,593    61,437    0.25

 Total retail       14,819    15,801   (6.21)       126,298   117,856    7.16

Transport            9,142    10,036   (8.91)        28,578    26,677    7.13

 Total deliveries   23,961    25,837   (7.26)       154,876   144,533    7.16

Electric Fuel and Natural Gas Costs

Fuel for electric generation decreased $1.3 million, or 14.8 percent, for the third quarter of 1996 compared to last year's third quarter. This was mainly attributable to decreased power demands due to the mild weather experienced during this time. Purchased power increased $0.7 million, or 26.8 percent, for the three months ended September 30, 1996, compared to the same period last year. This is primarily due to an increase in the cost of capacity purchases.

Fuel for electric generation decreased $1.5 million, or 7.0 percent, for the nine-month period ended September 30, 1996, when compared to the same period last year. This was mainly attributable to decreased power demands due to the cool summer. Purchased power increased $1.4 million, or 23.2 percent, for the nine months ended September 30, 1996, compared to the same period last year. This is mainly due to an increase in the cost of capacity purchases.

Natural gas costs for the nine-month period ended September 30, 1996, increased $5.4 million, or 15.2 percent, compared to the same period a year ago. This is mainly due to the increase in gas deliveries during the first half of 1996 because of the cold weather. An increase in the cost per therm of $.04, or 14.5 percent, also contributed to increased natural gas costs.

Natural gas costs for the three months ended September 30, 1996, versus the comparative period in 1995 increased $0.6 million, or 18.7 percent. This is due mainly to a cost per therm increase of $.29.

Other Operating Expenses

Income taxes for the nine-month period ended September 30, 1996, increased $1.5 million, or 14.2 percent, compared to last year. The increase is due to the increase in pretax operating income.

Operations and maintenance costs decreased $0.4 million, or 2.1 percent, for the third quarter of 1996 and decreased $3.9 million, or 7.3 percent, for the nine months of the year compared to the same periods a year ago. The primary reasons for the decrease are continued cost-control efforts throughout the Company and the conversion from a 12-month to an 18-month fuel cycle at Kewaunee. During 1995, Kewaunee was on a 12-month fuel cycle with the outage occurring in the second quarter, increasing operations and maintenance expenses. Due to the conversion, these operations and maintenance expenses will shift from the second quarter to the fourth quarter of this year. This will reduce the 1996 fourth-quarter earnings compared to the fourth quarter of 1995.

Other Items

Interest expense decreased in both the three- and nine-month periods ended September 30, 1996, when compared to the same periods a year ago. This is due to lower interest rates during the 1996 periods compared to 1995.

The Company's unregulated gas marketing subsidiaries continued to incur losses through the third quarter of this year due to pressure on natural gas profit margins. Losses of $4.3 million for the nine-month period ended September 30, 1996, were realized on the Company's unregulated gas marketing subsidiaries. In the first quarter of 1996, extremely cold weather caused natural gas supply prices to substantially rise. Because of this demand for natural gas, unregulated gas marketing companies were forced to pay premium prices to fill customer orders. The Company's gas supply capacity that was used by its unregulated gas subsidiaries from 1993 to 1995 generated approximately
$2.5 million of revenue to be returned to the Company's customers. Whether this revenue was properly returned is currently under review. This may have a negative impact on fourth-quarter earnings in 1996.

PART II. OTHER INFORMATION

Item 5      Other Information

            Kewaunee is operated by Wisconsin Public Service Corporation. The Company has a 17.8 percent ownership interest in Kewaunee. Kewaunee is operating with a license that expires in 2013.

            The steam generator tubes at Kewaunee are susceptible to corrosion characteristics seen throughout the nuclear industry. During the scheduled refueling and maintenance outage, which began
            September 21, 1996, electronic inspection of previously sleeved steam generator tubes disclosed that the growth rate of corrosion in all tubes was much higher than expected. The owners of Kewaunee have submitted a request to the NRC, approval of which is still pending, for a technical specification change that would allow the laser weld repair of these sleeve joints, thereby allowing the steam generator tubes with the additional indications to remain in service. It is estimated that the total cost of repairing corroded sleeved tubes utilizing laser welding repair technology will be $3 million to $5 million, the Company's estimated share being $0.5 million to $0.9 million. It is estimated the repair of the steam generators could extend the outage several weeks beyond the original planned period. There will be an additional cost for replacement purchased power due to the extended outage. Based on current estimates, Kewaunee is expected to be returned to service before the end of the year.

            The owners of Kewaunee are continuing to evaluate various economic alternatives to deal with the potential future loss of capacity resulting from the continuing degradation of the steam generator tubes. These alternatives range from repairing/replacing the existing steam generators to early plant closure with replacement power options. Replacement of steam generators is estimated to cost $89 million (the Company's share would be 17.8 percent), excluding additional purchased power costs associated with an extended shutdown.

            The Company is seeking PSCW approval of accelerated depreciation rates and decommissioning funding for inclusion in future rate cases based on a possible Kewaunee closure date by the end of the year 2002, which is consistent with the current condition of steam generators and the laser welded repairs mentioned above. Steam generator replacement is necessary for cost-effective operation of Kewaunee beyond 2002. The Company is investigating ownership changes which may allow steam generators to be replaced without its participation.

Item 6(a)   Exhibits

Exhibit 4 Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee (and supplements). Reference was provided in the Company's 1995 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12  Ratio of Earnings to Fixed Charges

Exhibit 27 Appendix E to Item 601(c) of Regulation S-K: Public Utility Companies Financial Data Schedule UT.

                                 Exhibit                         Page
                                Exhibit 4                         NA
                                Exhibit 12                        17
                                Exhibit 27                        18

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


                            MADISON GAS AND ELECTRIC COMPANY
                            (Registrant)



Date:  November 13, 1996    /s/ David C. Mebane
                            David C. Mebane
                            Chairman, President and Chief Executive
                            Officer
                            (Duly Authorized Officer)


Date:  November 13, 1996    /s/ Joseph T. Krzos
                            Joseph T. Krzos
                            Vice President - Finance
                            (Chief Financial and Accounting Officer)