Form 10-Q
period 1997-03-31
MADISON GAS & ELECTRIC CO
filed 1997-05-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549
                            FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: MARCH 31, 1997

                              or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:  _____________ to
___________


                    Commission File Number 0-1125


                  MADISON GAS AND ELECTRIC COMPANY
         (Exact name of registrant as specified in its charter)


            Wisconsin                         39-0444025
  (State or other jurisdiction of    (IRS Employer Identification
No.)
   incorporation or organization)


             133 South Blair Street, Madison, Wisconsin 53703
          (Address of principal executive offices and ZIP code)


                              (608) 252-7000
           (Registrant's telephone number including area code)


       Common Stock Outstanding at May 14, 1997:  16,079,718
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

March 31,
                                                        1997
       1996
 STATEMENTS OF INCOME

 Operating Revenues:
  Electric  . . . . . . . . . . . . . . . . . .        $37,431
      $36,078
  Gas   . . . . . . . . . . . . . . . . . . . .         47,482
       43,977
    Total Operating Revenues  . . . . . . . . .         84,913
       80,055
 Operating Expenses:
  Fuel for electric generation  . . . . . . . .          7,509
        6,559
  Purchased power   . . . . . . . . . . . . . .          4,314
        1,892
  Natural gas purchased   . . . . . . . . . . .         33,176
       29,568
  Other operations  . . . . . . . . . . . . . .         15,358
       14,068
  Maintenance   . . . . . . . . . . . . . . . .          2,540
        2,140
  Depreciation and amortization   . . . . . . .          6,364
        6,197
  Other general taxes   . . . . . . . . . . . .          2,214
        2,245
  Income tax items  . . . . . . . . . . . . . .          4,085
        5,642
    Total Operating Expenses  . . . . . . . . .         75,560
       68,311
 Net Operating Income . . . . . . . . . . . . .          9,353
       11,744
 Allowance for funds used during construction -
   equity funds . . . . . . . . . . . . . . . .             12
           10
 Other income, net  . . . . . . . . . . . . . .            531
          233
 Non-utility operating income/(loss), net,  . .            786
       (1,912)
 Income before interest expense.  . . . . . . .         10,682
       10,075
 Interest expense:
  Interest on long-term debt  . . . . . . . . .          2,404
        2,516
  Other interest  . . . . . . . . . . . . . . .            248
          198
  Allowance for funds used during construction -
    borrowed funds  . . . . . . . . . . . . . .             (6)
           (5)
   Net Interest Expense . . . . . . . . . . . .          2,646
        2,709
 Net Income.  . . . . . . . . . . . . . . . . .        $ 8,036
      $ 7,366
 Earnings per share of common stock (Note 3). .          $0.50
        $0.46

 STATEMENTS OF RETAINED INCOME

 Balance - beginning of period. . . . . . . . .        $50,451
      $64,499
  Earnings on common stock. . . . . . . . . . .          8,036
        7,366
 Cash dividends on common stock (Note 3). . . .         (5,146)
       (5,092)
 Balance - end of period. . . . . . . . . . . .        $53,341
      $66,773

 The accompanying notes are an integral part of the above statements.
/TABLE

 Madison Gas and Electric Company and Subsidiaries
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Thousands of Dollars)
 (Unaudited)
                                                            Three
Months Ended

March 31,
                                                             1997
          1996
 Operating Activities:
   Net income  . . . . . . . . . . . . . . . . . . . .     $
8,036         $ 7,366
   Items not affecting working capital:
     Depreciation and amortization   . . . . . . . . .
6,364           6,197
     Deferred income taxes   . . . . . . . . . . . . .
17          (1,027)
     Amortization of nuclear fuel  . . . . . . . . . .
-             755
     Amortization of investment tax credits  . . . . .
(191)           (188)
     Allowance for funds used during construction -
       equity funds  . . . . . . . . . . . . . . . . .
(12)            (10)
     Other   . . . . . . . . . . . . . . . . . . . . .
180            (975)
        Net funds provided from operations   . . . . .
14,394          12,118
   Changes in working capital, excluding cash
   equivalents, sinking funds,
   maturities, and interim loans:
     Decrease in current assets  . . . . . . . . . . .
22,801           4,340
     (Decrease)/increase in current liabilities  . . .
(13,812)         11,162
   Other noncurrent items, net   . . . . . . . . . . .
7,096           3,181
     Cash provided by Operating Activities   . . . . .
30,479          30,801

 Financing Activities:
   Cash dividends on common and preferred stock  . . .
(5,146)         (5,092)
   Other decreases in First Mortgage Bonds   . . . . .
9               9
   Decrease in interim loans   . . . . . . . . . . . .
(21,250)        (20,500)
     Cash used for Financing Activities  . . . . . . .
(26,387)        (25,583)

 Investing Activities:
   Additions to utility plant and nuclear fuel   . . .
(3,317)         (3,350)
   Allowance for funds used during construction -
     borrowed funds  . . . . . . . . . . . . . . . . .
(6)             (5)
   Increase in nuclear decommissioning fund  . . . . .
(1,141)         (1,076)
     Cash used for Investing Activities  . . . . . . .
(4,464)         (4,431)

 Change in Cash and Cash Equivalents (Note 6)  . . . .
(372)            787
   Cash and cash equivalents at beginning of period  .
5,288           2,844
     Cash and cash equivalents at end of period  . . .     $
4,916         $ 3,631

 The accompanying notes are an integral part of the above statements.

 Madison Gas and Electric Company and Subsidiaries
 CONSOLIDATED BALANCE SHEETS
 (Thousands of Dollars)
 (Unaudited)
                                                            Mar.
31,           Dec. 31,

1997               1996
 ASSETS

 Utility Plant, at original cost, in service:
   Electric  . . . . . . . . . . . . . . . . . . . . .
$503,436           $500,690
   Gas   . . . . . . . . . . . . . . . . . . . . . . .
179,089            178,312
     Gross plant in service  . . . . . . . . . . . . .
682,525            679,002
   Less accumulated provision for depreciation   . . .
(380,432)          (374,315)
     Net plant in service  . . . . . . . . . . . . . .
302,093            304,687
   Construction work in progress   . . . . . . . . . .
6,744              7,517
   Nuclear decommissioning fund (Note 2)   . . . . . .
45,961             44,617
   Nuclear fuel, net   . . . . . . . . . . . . . . . .
9,111              8,378
     Total Utility Plant   . . . . . . . . . . . . . .
363,909            365,199
 Other property and investments  . . . . . . . . . . .
7,177              7,115
 Current Assets:
   Cash and cash equivalents   . . . . . . . . . . . .
4,916              5,288
   Accounts receivable, less reserves of $1,555 and
     $1,220, respectively  . . . . . . . . . . . . . .
31,328             39,145
   Unbilled revenue  . . . . . . . . . . . . . . . . .
7,622             13,852
   Materials and supplies, at average cost   . . . . .
5,766              5,740
   Fossil fuel, at average cost  . . . . . . . . . . .
1,653              1,808
   Stored natural gas, at average cost   . . . . . . .
1,729              7,189
   Prepaid taxes   . . . . . . . . . . . . . . . . . .
4,421              7,258
   Other prepayments   . . . . . . . . . . . . . . . .
1,099              1,429
     Total Current Assets  . . . . . . . . . . . . . .
58,534             81,709
 Deferred charges  . . . . . . . . . . . . . . . . . .
22,674             30,146
        Total Assets   . . . . . . . . . . . . . . . .
$452,294           $484,169

             CAPITALIZATION AND LIABILITIES

 Capitalization (see statement)  . . . . . . . . . . .
$310,874           $307,975
 Current Liabilities:
   Long-term debt sinking fund requirements (Note 4) .
200                200
   Interim loans - commercial paper outstanding  . . .
8,500             29,750
   Accounts payable  . . . . . . . . . . . . . . . . .
15,275             30,094
   Accrued taxes   . . . . . . . . . . . . . . . . . .
1,456                 79
   Accrued interest  . . . . . . . . . . . . . . . . .
3,598              2,322
   Accrued nonregulated items  . . . . . . . . . . . .
-              7,923
   Other   . . . . . . . . . . . . . . . . . . . . . .
13,930              7,653
     Total Current Liabilities   . . . . . . . . . . .
42,959             78,021
 Other Credits:
   Deferred income taxes   . . . . . . . . . . . . . .
46,988             46,972
   Regulatory liability - SFAS 109   . . . . . . . . .
23,915             23,914
   Investment tax credit - deferred  . . . . . . . . .
11,248             11,439
   Other regulatory liabilities.  . .  . . . . . . . .
16,310             15,848
     Total Other Credits   . . . . . . . . . . . . . .
98,461             98,173
 Commitments . . . . . . . . . . . . . . . . . . . . .
-                  -
        Total Capitalization and Liabilities   . . . .
$452,294           $484,169

 The accompanying notes are an integral part of the balance sheets.

 Madison Gas and Electric Company and Subsidiaries
 CONSOLIDATED STATEMENTS OF CAPITALIZATION
 (Thousands of Dollars)
 (Unaudited)
                                                        Mar. 31,
       Dec. 31,
                                                          1997
         1996
 Common Shareholders' Equity:
   Common stock - par value $1 per share:
     Authorized 50,000,000 shares
     Outstanding 16,079,718 shares   . . . . . . .      $ 16,080
       $ 16,080
   Amount received in excess of par value  . . . .       112,558
        112,558
   Retained income   . . . . . . . . . . . . . . .        53,341
         50,451
     Total Common Shareholders' Equity   . . . . .       181,979
        179,089

 First Mortgage Bonds:
   6 1/2%, 2006 series:
     Pollution Control Revenue Bonds   . . . . . .         6,875
          6,875
   8.50%, 2022 series  . . . . . . . . . . . . . .        40,000
         40,000
   6.75%, 2027A series:
     Industrial Development Revenue Bonds  . . . .        28,000
         28,000
   6.70%, 2027B series:
     Industrial Development Revenue Bonds  . . . .        19,300
         19,300
   7.70%, 2028 series  . . . . . . . . . . . . . .        25,000
         25,000
     First Mortgage Bonds Outstanding  . . . . . .       119,175
        119,175
   Unamortized discount and premium on bonds, net.        (1,080)
         (1,089)
   Long-term debt sinking fund requirements
   Note 4)   . . . . . . . . . . . . . . . . . . .          (200)
           (200)
     Total First Mortgage Bonds  . . . . . . . . .       117,895
        117,886

 Other Long-Term Debt:
   6.01%, due 2000   . . . . . . . . . . . . . . .        11,000
         11,000

     Total Capitalization  . . . . . . . . . . . .      $310,874
       $307,975

 The accompanying notes are an integral part of the above statements.

             Notes to Consolidated Financial Statements
(Unaudited)
                                March 31, 1997


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

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto set forth on pages 14 through 19 of the Company's 1996 Annual Report to
Shareholders and in
the Company's 1996 Annual Report on Form 10-K.

1. Summary of Significant Accounting Policies

   The accounting and financial policies relative to the following items have been described in the "Notes to Consolidated Financial
Statements" in the
   Company's 1996 Annual Report to Shareholders and have been omitted herein because they have not changed materially through the date of this report.

   a.  General
   b.  Utility plant
   c.  Nuclear fuel
   d.  Joint plant ownership
   e.  Depreciation
   f.  Income taxes
   g.  Pension plans
   h.  Postretirement benefits other than pensions
   i.  Fair value of financial instruments
   j. Capitalization matters: First Mortgage Bonds and other long-term debt;
       preferred stock; and notes payable to banks, commercial paper, and lines of credit
   k.  Gas marketing subsidiaries
   l.  GLENCO economic benefit
   m.  Commitments
   n.  Segments of business
   o.  Regulatory assets and liabilities

2. Nuclear Decommissioning

   Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant (Kewaunee), which is through the year
   2013. These costs are currently recovered from customers in rates and are deposited in external trusts. The Company is presently funding decommissioning costs at the $3.1 million level. A higher annual amount is
   being requested by the Company in its pending rate case (see
Item 5 -
   Other Information). These trusts are shown on the balance sheet in the utility plant section, and as of March 31, 1997, these trusts totaled
   $46.0 million (fair market value).

   Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent.

   The Company's share of Kewaunee decommissioning costs is estimated to be
   $71.8 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning.
   Decommissioning costs are assumed to inflate at an average rate of
   6.1 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2050 related to the storage of spent nuclear fuel at the site.

3. Per-Share Amounts

   Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding.
For the three
   months ended March 31, 1997 and 1996, there were 16,079,718 shares.

   Dividends declared and paid per share of common stock for the three months ended March 31, 1997 and 1996, were $0.320 and $0.317,
respectively.

4. Rate Matters

   In September 1996, the Company announced its intention to
increase
   electric rates for the test period beginning July 1, 1997, by
$7.7
   million, or 5.1 percent, annually and increase natural gas rates by $3.7 million, or 3.8 percent, annually for the same time period.
The proposed
   changes are based on a requested return on common equity of
12.0 percent
   and would remain in effect through 1998. The proposed early recovery of the Kewaunee investment and accelerated decommissioning collections are the primary reasons for the increase in electric rates.
Hearings were held
   during April 1997 with a decision expected by the end of the second quarter of 1997.

   The Company received an interim rate order from the PSCW in March 1997.
   The order provides for a 0.507 cent per kilowatt-hour surcharge on customers' bills to cover the continuing costs that are being incurred by the Company while Kewaunee remains out of service. The interim electric rate order is scheduled to remain in effect until either
Kewaunee returns
   to service or the Company receives its final rate order.

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

   Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                                               Three Months Ended
                                                   March 31,

  (Thousands of dollars)                       1997
1996

  Interest, net of amounts capitalized        $1,302
$1,422
  Income taxes (received)/paid                 ($256)
$2,102

Item 2.   Management's Discussion and Analysis of Financial
Condition and
          Results of Operations


Liquidity and Capital Resources

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during the three months ended
March 31, 1997 and 1996. It is anticipated that 1997 construction and nuclear fuel expenditures will be approximately $30.8 million.

Cash provided by operating activities decreased $0.3 million, or
1.1 percent,
from the same three-month period a year ago due to a decrease in current liabilities.

Cash used for financing activities increased $0.8 million, or 3.1 percent, compared to the same period a year ago. This was mainly attributable to a decrease in the Company's short-term debt.

Bank lines of credit available to the Company as of March 31, 1997, were
$45 million.

The Company's capitalization ratios were as follows:

                                   Mar. 31, 1997        Dec. 31,
1996
Common shareholders' equity             56.9%
53.0%
Long-term debt*                         40.4
38.2
Short-term debt                          2.7
8.8

*Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors
Service,
Inc., and AA by Standard & Poor's Corporation. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and
Standard & Poor's.

Business Environment

On May 1, 1995, Northern States Power Company and Wisconsin Energy Corporation announced a proposed merger. If approved, the two companies would form a holding company called Primergy Corporation (Primergy), creating the tenth largest utility company in the United States. The merger has been approved by the shareholders of both companies. Various regulatory agency approvals are required including the SEC, the Nuclear Regulatory Commission, the Federal
Energy Regulatory Commission (FERC), and state regulatory agencies.

The Company and a broad coalition of customer groups are opposing approval of the merger on the grounds that the merger would violate antitrust laws and principles by increasing the exercise of anticompetitive market power by
Primergy. Studies show Primergy could significantly raise prices for electric customers in Wisconsin by exercising anticompetitive market power. Hearings on the proposed merger have been concluded before the FERC and Public Service
Commission of Wisconsin (PSCW).

Regulatory Environment

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

On November 8, 1996, the PSCW issued an order stating that the Company must file a modified one-for-one recovery mechanism or an incentive mechanism. On
February 7, 1997, the Company filed a modified one-for-one recovery mechanism and supporting testimony. Approval of a mechanism from the PSCW is expected by
July 1, 1997. The proposed implementation date is November 1,
1997. The
proposed modified one-for-one recovery mechanism provides appropriate price signals to the Company's customers while minimizing the risk to shareholders.

Results of Operations

Electric Sales and Revenues

Electric retail sales increased 2.5 percent in the three-month period ending
March 31, 1997, over the comparable period last year.

                                         Three Months Ended
                                             March 31,
Electric Sales (megawatt-hours)          1997           1996
% Change

   Residential                         188,905       193,420
  (2.3)%
   Large commercial and industrial     230,809       223,912
   3.1
   Small commercial and industrial     172,841       172,573
   0.2
   Other                                87,070        73,246
  18.9
       Total Retail                    679,625       663,151
   2.5
   Resale                                5,584         9,159
 (39.0)
        Total Sales                    685,209       672,310
   1.9

The increased sales were due, in part, to an increased customer base over the comparative three-month period ended a year ago. Electric operating revenues for the same period increased approximately $1.4 million, or 3.8 percent. The increase in electric operating revenues was the result of increased sales and an electric rate surcharge effective March 6, 1997, which is related to the extended outage at Kewaunee (see table on previous page).

Gas Sales and Revenues

The decrease in gas delivered was due to the warmer weather experienced in the first quarter of this year (see table below).

The average temperature for the three months ended March 31,
1997, was
24.9 degrees Fahrenheit as compared to 22.0 degrees Fahrenheit for the same
three months ended last year, or 2.9 percent warmer than last year's first
quarter.
                                           Three Months Ended
                                               March 31,
Gas Deliveries (thousands of therms)      1997           1996
  % Change

   Residential                           40,961         44,682
    (8.3)%
   Commercial and industrial             36,399         39,231
    (7.2)
       Total Retail                      77,360         83,913
    (7.8)
   Transport                              9,342          9,309
     0.4
       Total Gas Deliveries              86,702         93,222
    (7.0)

For the three months ended March 31, 1997, gas revenues increased
$3.5
million, or 8.0 percent, compared to last year despite a 7.0 percent decrease in gas deliveries for the same time period. This was the result of higher unit gas costs. Higher gas costs are passed on to customers in the form of higher rates through the purchased gas adjustment clause, thus increasing natural gas revenues on a one-for-one basis.

Electric Fuel and Natural Gas Costs

Fuel cost for electric generation and purchased power increased
39.9 percent,
or $3.4 million, for the first three months of 1997 when compared to the same time period in 1996. The electric margin decreased $2.0 million, or 7.3 percent, for the first quarter of 1997 compared to last year's first quarter.
The primary factor for the decrease in the electric margin is the increase in replacement power costs due to the extended outage at Kewaunee. The Company was granted a surcharge March 6, 1997, to offset these higher costs.

Natural gas costs for the three months ended March 31, 1997, versus the 1996 comparative period increased about $3.6 million, or 12.2 percent.
This is
mainly due to an increase in the cost per therm of $0.08, or 21.6 percent.

Other Operating Expenses

Income tax items decreased 27.6 percent for the first three months of 1997 when compared to the same time period in 1996. This was mainly attributable to a decrease in pretax operating income.

Operations and maintenance costs increased $1.7 million, or 10.4 percent, for the three months ended March 31, 1997, compared to the same time period a year ago. This is due to an increase in industry restructuring costs and costs associated with participation in proposed utility merger filings.

Other Items

Interest expense for the three months ended March 31, 1997, decreased
2.3 percent when compared to the same time period for 1996. This is due to lower interest rates in the first quarter of 1997 compared to the same period last year.

Non-utility operating income for the three months ended March 31, 1997, increased $2.7 million from last year's first quarter. The Company's two gas marketing subsidiaries, Great Lakes Energy Corp. and American Energy
Management, Inc., formed a joint venture effective January 1, 1997, with
National Gas & Electric L.P. to market natural gas and energy services to industrial and commercial customers in the Great Lakes region. The joint venture is called National Energy Management, L.L.C., and is based in Chicago.

The Company's non-utility operating income was $0.8 million for the three months ended March 31, 1997. For the same three months ended a year ago, the
Company's two gas marketing subsidiaries experienced net operating losses of
$1.9 million.

PART II. OTHER INFORMATION

Item 4      Results of Votes of Security Holders

            The Company's Annual Meeting of Shareholders was held on May 5,
            1997, in Middleton, Wisconsin. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange
            Act. The election of a slate of nominees for directors of Class II to hold office until 2000 were voted upon by the shareholders at the meeting. Listed below are the results of the shareholders'
            votes.

            The election of members of the Board of Directors
Class II to hold
            office until 2000:

Withhold
                                          For
Authority/Against

            H. Lee Swanson          13,095,776.8676
189,501.5522
            Frank C. Vondrasek      13,086,008.3095
199,270.1103

Item 5      Other Information

            Kewaunee Nuclear Power Plant

            Kewaunee is operated by Wisconsin Public Service
Corporation. The
            Company has a 17.8 percent ownership interest in Kewaunee.
            Kewaunee is operating with a license that expires in 2013.

            Kewaunee continues to be out of service for additional repairs to the steam generators. These repairs could enable
Kewaunee to
            return to service sometime in mid-1997 and are expected to cost approximately $7.5 million, of which the Company's share is approximately $1.3 million. The PSCW has authorized deferral of steam generator repair costs at Kewaunee incurred on or after
            March 20, 1997. The owners will request future rate recovery of these deferred costs. The PSCW authorization to defer repair costs does not constitute absolute assurance of future recovery;
            however, future recovery is probable.

            The Company is also incurring costs associated with the
            acquisition of replacement power while Kewaunee remains out of service. The Company's cost to use other generating units and to purchase replacement power is expected to cost on average $38,000 a day. Effective March 6, 1997, the Company received an interim rate order from the PSCW authorizing a 0.507 cent per kilowatt-
            hour electric rate surcharge on customers' bills to cover the continuing costs that will be incurred while Kewaunee remains out of service. The interim electric rate order is effective until
            Kewaunee returns to service or a final rate order is issued, whichever comes first. The Company anticipates it will have sufficient sources to meet its customers' energy requirements during the Kewaunee repair outage.

            At December 31, 1996, the net plant carrying amount of the
            Company's investment in Kewaunee was approximately
$21.7 million.
            The Company's share of the current estimated costs to decommission
            Kewaunee, assuming early retirement, exceeds the fair market value of decommissioning trust assets at December 31, 1996, by $26.2 million. The PSCW approved the accelerated recovery of the current undepreciated Kewaunee plant balance and the unfunded estimated costs to decommission the plant through 2002. This was prompted by the substantial uncertainty regarding the expected useful life of the plant. If Kewaunee is retired early, the Company believes it will be able to meet its commitments to supply energy to its customers through either (1) possible investments in new
            generating units, and/or (2) contracting for additional purchased power. The Company is considering various options with respect to
            Kewaunee, including divestiture or early closure of the nuclear plant.

            For additional information regarding Kewaunee, refer to the
            Company's Annual Report on Form 10-K for the year ended December
            31, 1996.

            Summer Power Demand

            Some areas of Wisconsin and the Upper Midwest region are facing unusual electric supply challenges that could affect business and residential customers over the next six months. About one-third of the region's nuclear generating capacity is temporarily out of service due to a series of maintenance outages. This includes
            Kewaunee and the Point Beach nuclear plant, which is owned by
            Wisconsin Electric Power Company, in eastern
Wisconsin and several
            nuclear units owned by Commonwealth Edison in Illinois. Unless these plants can be brought back on line, Wisconsin may have to rely on importing more electricity than normal.
However, the
            capacity of the regional transmission system for imports into eastern and central Wisconsin is limited. Needed maintenance also is reducing output at some of the region's coal-fired power plants this spring, adding to the energy supply challenges.

            Wisconsin utilities are working together and with the PSCW to assure adequate power supplies for their customers in the coming months. Specifically, the Wisconsin Reliability
Assessment Group
            members are taking the following actions:

            1. Rescheduling maintenance to keep key plants available this summer;
            2. Upgrading the transmission system to improve its capacity; and
            3. Working aggressively to bring nuclear plants back on line during May and June.

Item 6(a)   Exhibits

Exhibit 4   Indenture of Mortgage and Deed of Trust between the
Company and
            Firstar Trust Company, as Trustee (and supplements) reference was provided in the Company's 1996 Annual Report on Form
10-K
            (Commission File No. 0-1125).

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

                         MADISON GAS AND ELECTRIC COMPANY
                         (Registrant)



 Date:  May 14, 1997     /s/ David C. Mebane
                         David C. Mebane
                         Chairman, President and Chief Executive
Officer
                         (Duly Authorized Officer)



 Date:  May 14, 1997     /s/ Joseph T. Krzos
                         Joseph T. Krzos
                         Vice President - Finance
                         (Chief Financial and Accounting Officer)