Form 10-Q
period 1997-06-30
MADISON GAS & ELECTRIC CO
filed 1997-08-13
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  JUNE 30, 1997

                                    or

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from:  ____________ to ______________


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


      Common Stock Outstanding at August 13, 1997:  16,079,718 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                         Madison Gas and Electric Company and Subsidiaries
                                       CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                                                      (Thousands of Dollars)
                                                            (Unaudited)
                                             Three Months Ended                     Six Months Ended
                                                  June 30,                               June 30,
                                            1997             1996               1997               1996
  STATEMENTS OF INCOME

  Operating Revenues:
    Electric                               $40,653          $35,996           $ 78,083          $ 72,074
    Gas                                     12,599           14,378             60,081            58,355
      Total Operating Revenues              53,252           50,374            138,164           130,429
 Operating Expenses:
    Fuel for electric generation             7,982            6,243             15,492            12,801
    Purchased power                          4,322            2,506              8,636             4,398
    Natural gas purchased                    6,261            7,767             39,436            37,335
    Other operations                        16,098           13,964             31,456            28,032
    Maintenance                              4,083            2,755              6,623             4,895
    Depreciation and amortization            6,403            6,328             12,767            12,525
    Other general taxes                      2,233            2,203              4,447             4,448
    Income tax items                         1,129            2,293              5,215             7,934
      Total Operating Expenses              48,511           44,059            124,072           112,368
 Net Operating Income                        4,741            6,315             14,092            18,061
 AFUDC - equity funds                           13               16                 24                26
 Other income, net                             259              285                791               518
 Nonutility operating
  income/(loss), net                           123           (1,026)               910            (2,938)
 Income before interest expense              5,136            5,590             15,817            15,667
 Interest expense:
    Interest on long-term debt               2,416            2,480              4,820             4,996
    Other interest                             161               77                409               275
    AFUDC -  borrowed funds                     (7)              (8)               (13)              (13)
      Net Interest Expense                   2,570            2,549              5,216             5,258
 Net Income                                 $2,566           $3,041          $  10,601           $10,409
 Earnings per share of common
 stock (Note 3)                               $016             $019               $066              $065

 STATEMENTS OF RETAINED INCOME

 Balance - beginning of period             $53,341          $66,774            $50,451           $64,499
 Earnings on common stock                    2,566            3,041             10,601            10,409
 Cash dividends on common stock (Note 3)    (5,146)          (5,093)           (10,291)          (10,186)
 Balance - end of period                   $50,761          $64,722            $50,761           $64,722

 The accompanying notes are an integral part of the above statements.

                                          Madison Gas and Electric Company and Subsidiaries
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Thousands of Dollars)
                                                            (Unaudited)
                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                   1997           1996           1997             1996
 Operating Activities:
   Net income                                     $ 2,566        $3,041         $10,601           $10,409
   Items not affecting working capial
     Depreciation and amortization                  6,403         6,328          12,767            12,525
     Deferred income taxes                           (727)         (672)           (710)           (1,699)
     Amortization of nuclear fuel                      98           723              98             1,478
     Amortization of investment tax credits          (187)         (204)           (378)             (392)
     AFUDC - equity                                   (13)          (16)            (24)              (26)
     Other                                            294           188             474            (2,793)
       Net funds provided from Operations           8,434         9,388          22,828            19,502
   Changes in working capital,
   excluding cash, sinking funds,
   maturities, and interim loans:
     (Increase)/decrease in current assets            (74)        9,526          22,727            13,866
     Decrease in current liabilities               (2,688)      (15,720)        (16,500)           (4,558)
   Other noncurrent items, net                     (1,790)        4,634           5,306             9,819
       Cash provided by Operating Activities        3,882         7,828          34,361            38,629

 Financing Activities:
   Cash dividends on common and preferred stock    (5,145)       (5,093)        (10,291)          (10,186)
   Maturities/redemptions of First
   Mortgage Bonds                                  (3,800)       (7,840)         (3,800)           (7,840)
   Increases in long-term debt                      5,000             -           5,000                 -
   Other decreases in First Mortgage Bonds             10            10              19                20
   Increase/(decrease) in interim loans             5,000        14,000         (16,250)           (6,500)
       Cash provided by/(used for) Financing
         Activities                                 1,065         1,077         (25,322)          (24,506)

 Investing Activities:
   Sale of Superior Lamp, Inc.                          -           201               -               201
   Additions to utility plant and nuclear fuel     (5,910)       (7,993)         (9,227)          (11,343)
   AFUDC - borrowed funds                              (7)           (8)            (13)              (13)
   Increase in nuclear decommissioning fund        (1,017)       (1,176)         (2,158)           (2,252)
       Cash used for Investing Activities          (6,934)       (8,976)        (11,398)          (13,407)

 Change in Cash and Equivalents                    (1,987)          (71)         (2,359)              716
   Cash and equivalents at beginning of period      4,916         3,631           5,288             2,844
   Cash and equivalents at end of period          $ 2,929        $3,560         $ 2,929           $ 3,560

 The accompanying notes are an integral part of the above statements.

                                          Madison Gas and Electric Company and Subsidiaries
                                                    CONSOLIDATED BALANCE SHEETS
                                                      (Thousands of Dollars)
                                                            (Unaudited)
                                                     June 30,           Dec. 31,
                                                       1997               1996
 ASSETS
 Utility Plant, at original cost, in service:
   Electric                                          $505,537          $500,690
   Gas                                                180,731           178,312
     Gross plant in service                           686,268           679,002
   Less accumulated provision for depreciation       (391,053)         (374,315)
     Net plant in service                             295,215           304,687
   Construction work in progress                        7,766             7,517
   Nuclear decommissioning fund (Note 2)               51,425            44,617
   Nuclear fuel, net                                    9,049             8,378
     Total Utility Plant                              363,455           365,199
 Other property and investments                         7,078             7,115
 Current Assets:
   Cash and cash equivalents                            2,929             5,288
   Accounts receivable, less reserves of $1,626
     and $1,220, respectively                          25,441            39,145
   Unbilled revenue                                     6,742            13,852
   Materials and supplies, at average cost              5,459             5,740
   Fossil fuel, at average cost                         2,955             1,808
   Stored natural gas, at average cost                  6,011             7,189
   Prepaid taxes                                        5,960             7,258
   Other prepayments                                    1,126             1,429
     Total Current Assets                              56,623            81,709
   Deferred charges                                    25,219            30,146
     Total Assets                                    $452,375          $484,169

 CAPITALIZATION AND LIABILITIES
 Capitalization (see statement)                      $309,504          $307,975
 Current Liabilities:
   Long-term debt sinking fund requirements               200               200
   Interim loans - commercial paper outstanding        13,500            29,750
   Accounts payable                                    15,710            30,094
   Accrued taxes                                         (309)               79
   Accrued interest                                     2,250             2,322
   Accrued nonregulated items                               -             7,923
   Other                                               13,920             7,653
     Total Current Liabilities                         45,271            78,021
 Other Credits:
   Deferred income taxes                               46,308            46,972
   Regulatory liability - SFAS 109                     23,868            23,914
   Investment tax credit - deferred                    11,061            11,439
   Other regulatory liabilities                        16,363            15,848
     Total Other Credits                               97,600            98,173
 Commitments                                                -                 -
     Total Capitalization and Liabilities            $452,375          $484,169

 The accompanying notes are an integral part of the above balance sheets.

                                          Madison Gas and Electric Company and Subsidiaries
                                             CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                                      (Thousands of Dollars)
                                                            (Unaudited)
                                                   June 30,            Dec. 31,
                                                     1997                1996
 Common Shareholders' Equity:
   Common stock - par value $1 per share:
     Authorized 50,000,000 shares
     Outstanding 16,079,718 shares                 $ 16,080            $ 16,080
   Amount received in excess of par value           112,558             112,558
   Retained income                                   50,761              50,451
       Total Common Shareholders' Equity            179,399             179,089

 First Mortgage Bonds:
   6 1/2%, 2006 series:
     Pollution Control Revenue Bonds                  6,875               6,875
   8.50%, 2022 series                                40,000              40,000
   6.75%, 2027A series:
     Industrial Development Revenue Bonds            28,000              28,000
   6.70%, 2027B series:
     Industrial Development Revenue Bonds            19,300              19,300
   7.70%, 2028 series                                21,200              25,000
     First Mortgage Bonds Outstanding               115,375             119,175
   Unamortized discount and premium on bonds, net    (1,070)             (1,089)
   Long-term debt sinking fund requirements            (200)               (200)
       Total First Mortgage Bonds                   114,105             117,886

 Other Long-Term Debt:
   6.01%, due 2000                                   11,000              11,000
   6.91%, due 2004                                    5,000                   -
       Total Capitalization                        $309,504            $307,975


 The accompanying notes are an integral part of the above statements.

             Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 1997


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

 2.   Nuclear Decommissioning

      Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant (Kewaunee), which is through the year 2013. These costs are currently recovered from customers in rates and are deposited in external trusts. The Company is presently funding decommissioning costs at the $3.1 million level. A higher annual amount was approved by the Public Service Commission of Wisconsin (PSCW) in July 1997 to fully fund decommissioning costs by year end 2002. These trusts are shown on the balance sheet in the utility plant section. As of June 30, 1997, these trusts totaled $51.4 million (fair market value).

      Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent.

      The Company's share of Kewaunee decommissioning costs is estimated to be $72.8 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs are assumed to inflate at an average rate of 6.1 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2050 related to the storage of spent nuclear fuel at the site.

3.    Per-Share Amounts

      Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three and for the six months ended June 30, 1997 and 1996, there were 16,079,718 shares.

      Dividends declared and paid per share of common stock for the periods ended June 30, 1997 and 1996, were, respectively, for the three months $0.320 and $0.317; for the six months $0.64 and $0.634.

4.    Rate Matters

      In July 1997, the PSCW issued its rate order that will increase electric rates $4.9 million, or 3.1 percent, and gas rates $3.5 million, or 3.5 percent. These rates will remain in place until the next test year, which is scheduled to begin January 1, 1999. The current rates are based on a return on common stock equity of 12.0 percent. The proposed early recovery of the Kewaunee investment and accelerated decommissioning collections are the primary reasons for the increase in electric rates.

      The Company received an interim rate order from the PSCW in March 1997. The order provided for a 0.507 cent per kilowatt-hour surcharge on customers' bills to cover the continuing costs that were incurred by the Company while Kewaunee was out of service.

      On June 12, 1997, the repairs to Kewaunee were completed and Kewaunee began its return to commercial operation. On June 25, 1997, Kewaunee increased power to its maximum capability and started the agreed upon seven-day window needed to perform the primary to secondary tests to ensure final verification of the steam generation repairs. The surcharge ceased on July 1, 1997.

      Prior to the recently approved increases, rates for electric service had not been increased since 1990 and were reduced in 1993 and 1994. Gas rates had not been increased since 1989 and were reduced in 1990, 1992, and 1993.

5.    First Mortgage Bonds and Other Long-Term Debt

      On April 18, 1997, the Company purchased on the open market $3.8 million of its 7.70%, 2028 series, First Mortgage Bonds. The Company purchased these bonds at a discount and later retired them.

      On June 10, 1997, the Company entered into a fixed interest rate agreement with a commercial bank in a principal amount of $5.0 million at 6.91%, maturing on June 10, 2004.

6.    Supplemental Cash Flow Information

      For purposes of the Consolidated Statements of Cash Flow, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

      Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                               Three Months Ended     Six Months Ended
                                    June 30,               June 30,

      (Thousands of dollars)     1997       1996       1997       1996

      Interest, net of
      amounts capitalized       $3,908     $4,078     $5,247     $5,338

      Income taxes paid         $7,422     $7,470     $7,166     $9,572

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures for the six-month period ended
June 30, 1997. The Company experienced decreased additions to utility plant and nuclear fuel expenditures during the first half of 1997 compared to 1996. It is anticipated that 1997 construction and nuclear fuel expenditures will be approximately $30.8 million.

Cash provided by operating activities decreased $4.3 million, or 11 percent, during the first half of 1997 compared to 1996 due to a decrease in the Company's working capital. Cash provided by operating activities during the second quarter of 1997 decreased $3.9 million compared to last year's second quarter. This is mainly attributable to the decrease in current liabilities due to the timing of the Company's payables.

Bank lines of credit available to the Company as of June 30, 1997, were $45 million.

The Company's capitalization ratios were as follows:

                                  June 30,        Dec. 31,
                                   1997            1996

   Common shareholders' equity     55.5%           53.0%
   Long-term debt*                 40.3            38.2
   Short-term debt                  4.2             8.8

   *Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors Service, Inc., and AA by Standard & Poor's Corporation. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Business Environment

On May 1, 1995, Northern States Power Company (NSP) and Wisconsin Energy Corporation (WEC) announced a proposed $6.0 billion merger. A company called Primergy Corporation (Primergy) was formed as a result of the merger. On May 14, 1997, the Federal Energy Regulatory Commission (FERC) temporarily rejected the merger, citing concerns over dominance in the Midwest power and transmission markets. Studies showed Primergy could have significantly raised prices for electric customers in Wisconsin by exercising anticompetitive market power. The FERC stated that Primergy would be able to dominate the eastern Wisconsin and upper Michigan power generation market. On May 16, 1997, the Board of Directors from both NSP and WEC agreed to terminate their merger agreement.

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

In July 1997, the PSCW issued an order in the Company's rate case authorizing the Company's proposed gas cost recovery mechanism that will allow recovery of pipeline capacity, FERC-approved/mandated charges, and supply demand costs. Under the new mechanism, gas commodity costs will be compared to a monthly benchmark equal to the first of the month index plus adders reflecting the effects on pricing for reliability, flexibility, weather, and variable transportation costs. If actual costs are below the benchmark, full recovery is allowed. Gas commodity costs above the benchmark will be reviewed by the PSCW. A target will also be determined for capacity release. Capacity release above the target will be shared 60 percent with ratepayers and 40 percent with shareholders. Any shortfalls in capacity release will be shared 40 percent with ratepayers and 60 percent with shareholders.

Results of Operations

Electric Sales and Revenues

Electric retail sales increased approximately 2.3 percent for the six-month period ended June 30, 1997, over the comparable period last year (see table).

                                                   Electric Sales in Megawatt-Hours
                               Three Months Ended June 30,                  Six Months Ended June 30,
                             1997        1996        % Change         1997             1996          % Change
Residential                 154,519     156,825      (1.47)%         343,423          350,245        (1.95)%

Large commercial and
industrial                  242,723     233,358       4.01           473,533          457,270         3.56

Small commercial and
industrial                  183,333     171,400       6.96           356,174          343,973         3.55
Other                        77,130      82,712      (6.75)          164,199          155,958         5.28

  Total retail              657,705     644,295       2.08         1,337,329        1,307,446         2.29
Sales for resale             14,268       5,704     150.14            19,852           14,863        33.57

  Total sales               671,973     649,999       3.38         1,357,181        1,322,309         2.64

Electric operating revenues increased about $6.0 million, or 8.3 percent, for the first half of 1997 as compared to the same period in 1996. The increase was due to an increase in the electric customer base and the 0.507 cent per kilowatt-hour surcharge related to the extended outage of Kewaunee.

Electric operating revenues for the three-month period ended June 30, 1997, increased $4.7 million, or 12.9 percent, as compared to last year's second quarter. The increase in revenues is due to an increase in electric retail sales of 2.1 percent for the same time periods, and the interim rate surcharge related to the Kewaunee outage.

Gas Sales and Revenues

For the six months ended June 30, 1997, gas operating revenues increased
$1.7 million, or 3 percent, compared with the same period in 1996. This increase in revenues, despite a decrease in gas deliveries of 5.3 percent (see table), is due primarily to higher-unit gas costs during the first quarter, which were passed on to customers through the Purchased Gas Adjustment Clause
(PGAC).

For the three months ended June 30, 1997, gas revenues decreased $1.8 million, or 12 percent, compared to last year. This can be partially attributed to the relatively flat gas deliveries caused by the warmer weather in this year's second quarter compared to last year's. Also, unit gas costs were much lower for the second quarter of 1997 compared to last year's second quarter, and the resulting savings in gas costs were passed on to customers through the PGAC.

The following table illustrates gas deliveries as compared to the previous year:

                                           Gas Deliveries in Thousands of Therms
                            Three Months Ended June 30,               Six Months Ended June 30,
                           1997         1996       % Change         1997          1996      % Change
Residential               13,723       14,321      (4.18)%        54,684        59,003      (7.3)%

Commercial and
Industrial                13,857       13,245       4.62          50,256        52,476      (4.2)

  Total retail            27,580       27,566       0.05         104,940       111,479     (5.87)
Transport                  9,752       10,127      (3.70)         19,094        19,436     (1.76)

  Total deliveries        37,332       37,693      (0.96)        124,034       130,915     (5.26)

Electric Fuel and Natural Gas Costs

Fuel costs for electric generation and purchased power increased 40.6 percent, or $8.7 million, for the second quarter of 1997 compared to last year's second quarter. This increase is attributed to the higher cost of replacement power due to the extended outage at Kewaunee. The Company was granted a surcharge March 6, 1997, to offset these higher costs. The surcharge ended July 1, 1997.

Fuel costs and purchased power increased 40.3 percent, or $6.9 million, for the six months ended June 30, 1997, as compared to last year. Again, the increase is due to the higher cost of replacement power due to the extended outage at Kewaunee.

Natural gas costs for the six-month period ended June 30, 1997, increased $2.1 million, or 5.6 percent, compared to the same period a year ago. This is due mainly to the increase in the purchased gas cost per therm in the first three months of 1997, offset by the decrease in the second quarter.

Natural gas costs for the three months ended June 30, 1997, versus the 1996 comparative period decreased 19.4 percent, or $1.5 million, due to a decrease in the cost per therm of $0.06, or 19.6 percent.

Other Operating Expenses

Income taxes decreased for both the three- and six-month periods ended
June 30, 1997, compared to the same periods last year. For the three months ended, income taxes decreased $1.2 million, or 50.8 percent, and for the six months ended, income taxes decreased $2.7 million, or 34.3 percent. This is mainly attributable to a decrease in pretax operating income.

Operations and maintenance costs increased $3.5 million, or 20.7 percent, for the second quarter of 1997 and increased $5.2 million, or 15.6 percent, for the first half of the year compared to the same periods a year ago. The primary reasons for the increases are the costs due to the extended outage of Kewaunee and costs associated with the regional electric power shortages.

Other Items

Non-utility operating income increased $1.1 million for the three months ended June 30, 1997, and increased $3.8 million for the six months ended June 30, 1997, compared to last year. The Company's two gas marketing subsidiaries, Great Lakes Energy Corp. and American Energy Management, Inc., formed a joint venture effective January 1, 1997, with National Gas & Electric L.P. to market natural gas and energy services to industrial and commercial customers in the Great Lakes region. The joint venture is called National Energy Management, L.L.C., and is based in Chicago.

The Company's non-utility operating income was $0.1 million for the three months and $0.9 million for the six months ended June 30, 1997. For the same periods a year ago, the Company's two gas marketing subsidiaries experienced net operating losses of $1.0 million and $2.9 million, respectively.

PART II. OTHER INFORMATION


Item 5      Other Information

      Kewaunee began limited operation on June 12, 1997, after having been out of service since September 21, 1996, for routine maintenance and repair of steam generators. Kewaunee was considered fully returned to service on July 2, 1997. Kewaunee is operated by Wisconsin Public Service Corporation. The Company has a 17.8 percent ownership interest in Kewaunee.

      The most recent repair work involved resleeving a portion of the steam generator tubes. The Company continues to assess the future alternatives for Kewaunee ranging from replacing existing steam generators to early plant closure with replacement power options.

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


                             MADISON GAS AND ELECTRIC COMPANY
                             (Registrant)



 Date:  August 13, 1997      /s/ David C. Mebane
                             David C. Mebane
                             Chairman, President and Chief Executive Officer
                             (Duly Authorized Officer)



 Date:  August 13, 1997      /s/ Joseph T. Krzos
                             Joseph T. Krzos
                             Vice President - Finance
                             (Chief Financial and Accounting Officer)