Form 10-Q
period 1997-09-30
MADISON GAS & ELECTRIC CO
filed 1997-11-13
CIK 61339

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                                FORM 10-Q


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  SEPTEMBER 30, 1997

                                    or

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from:  ____________ to ____________


                      Commission File Number 0-1125


                     MADISON GAS AND ELECTRIC COMPANY
         (Exact name of registrant as specified in its charter)


          Wisconsin                            39-0444025
(State or other jurisdiction         (IRS Employer Identification No.)
of incorporation or organization)


               133 South Blair Street, Madison, Wisconsin 53703
             (Address of principal executive offices and ZIP code)


                                (608) 252-7000
             (Registrant's telephone number including area code)


    Common Stock Outstanding at November 13, 1997:  16,079,718 shares

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
                                  (Unaudited)

                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                1997        1996      1997          1996
STATEMENTS OF INCOME

Operating Revenues:
 Electric                      $45,502     $44,547   $123,585      $116,621
 Gas                             7,655       8,345     67,736        66,700
  Total Operating Revenues      53,157      52,892    191,321       183,321
Operating Expenses:
 Fuel for electric generation    8,341       7,246     23,833        20,047
 Purchased power                 3,060       3,203     11,695         7,601
 Natural gas purchased           3,255       3,823     42,692        41,158
 Other operations               15,041      13,902     46,497        41,934
 Maintenance                     2,786       2,898      9,409         7,793
 Depreciation and
  amortization                   7,348       6,514     20,115        19,039
 Other general taxes             2,112       2,148      6,559         6,596
 Income tax items                3,385       4,117      8,600        12,051
  Total Operating Expenses      45,328      43,851    169,400       156,219
Net Operating Income             7,829       9,041     21,921        27,102
AFUDC - equity funds               (12)          3         12            29
Other income, net                  555         419      1,346           938
Non-utility operating
 (loss)/income, net               (114)     (1,382)       796        (4,321)
Income before interest
 expense                         8,258       8,081     24,075        23,748
Interest expense:
 Interest on long-term debt      2,392       2,411      7,212         7,407
 Other interest                    213         190        621           465
 AFUDC - borrowed funds              6          (2)        (6)          (15)
  Net Interest Expense           2,611       2,599      7,827         7,857
Net Income                      $5,647      $5,482    $16,248       $15,891
Earnings per share of common
 stock (Note 3)                  $0.35       $0.34      $1.01         $0.99

STATEMENTS OF RETAINED INCOME

Balance - beginning of period  $50,761     $64,722    $50,451       $64,499
Earnings on common stock         5,647       5,482     16,248        15,891
Cash dividends on common
 stock (Note 3)                 (5,200)     (5,144)   (15,491)      (15,330)
Balance - end of period        $51,208     $65,060    $51,208       $65,060

The accompanying notes are an integral part of the above statements.

                  Madison Gas and Electric Company and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)
                                  (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                  1997         1996        1997        1996
Operating Activities:
 Net income                     $ 5,647      $ 5,482     $16,248     $15,891
Items not affecting working
capital:
 Depreciation and amortization    7,348        6,514      20,115      19,039
 Deferred income taxes             (388)          22      (1,098)     (1,677)
 Amortization of nuclear fuel       707          620         805       2,098
 Amortization of investment
  tax credits                      (188)        (200)       (566)       (592)
 AFUDC - equity funds                12           (3)        (12)        (29)
 Other                               68          168         542      (2,625)
  Net funds provided from
  Operations                     13,206       12,603      36,034      32,105
Changes in working capital,
excluding cash, sinking
funds, maturities, and
interim loans:
 (Increase)/decrease in
  current assets                  5,524         (626)     28,251      13,240
 Decrease in current
  liabilities                    (6,838)      (3,176)    (23,338)     (7,734)
 Other noncurrent items, net     (4,226)      (1,372)      1,079       8,447
  Cash provided by Operating
   Activities                     7,666        7,429      42,026      46,058

Financing Activities:
 Cash dividends on common and
  preferred stock                (5,200)      (5,144)    (15,491)    (15,330)
 Maturities/redemptions of
  First Mortgage Bonds                -            -      (3,800)     (7,840)
 Increase in long-term debt           -            -       5,000           -
 Other decrease in First
  Mortgage Bonds                      9            9          28          29
 Increase/(decrease) in
  interim loans                   4,500        9,000     (11,750)      2,500
   Cash provided by/(used for)
    Financing Activities           (691)       3,865     (26,013)    (20,641)

Investing Activities:
 Sale of Superior Lamp, Inc.          -            -           -         201
 Additions to utility plant
  and nuclear fuel               (5,650)      (7,037)    (14,877)    (18,380)
 AFUDC - borrowed funds               6           (2)         (6)        (15)
 Increase in nuclear
  decommissioning fund           (1,884)      (1,264)     (4,042)     (3,516)
   Cash used for Investing
    Activities                   (7,528)      (8,303)    (18,925)    (21,710)

 Change in Cash and Equivalents    (553)       2,991      (2,912)      3,707
 Cash and equivalents at
  beginning of period             2,929        3,560       5,288       2,844
 Cash and equivalents at end
  of period                      $2,376       $6,551      $2,376      $6,551

 The accompanying notes are an integral part of the above statements.

                Madison Gas and Electric Company and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)
                                  (Unaudited)

                                                  Sept. 30,         Dec. 31,
                                                    1997              1996
ASSETS

Utility Plant, at original cost, in service:
 Electric                                          $507,475         $500,690
 Gas                                                180,980          178,312
  Gross plant in service                            688,455          679,002
 Less accumulated provision for depreciation       (398,941)        (374,315)
  Net plant in service                              289,514          304,687
 Construction work in progress                        9,003            7,517
 Nuclear decommissioning fund (Note 2)               55,571           44,617
 Nuclear fuel, net                                    8,342            8,378
  Total Utility Plant                               362,430          365,199
 Other property and investments                       6,751            7,115
Current Assets:
 Cash and cash equivalents                            2,376            5,288
 Accounts receivable, less reserves of $1,696
  and $1,220, respectively                           20,044           39,145
 Unbilled revenue                                     8,037           13,852
 Materials and supplies, at average cost              5,461            5,740
 Fossil fuel, at average cost                         2,643            1,808
 Stored natural gas, at average cost                  5,927            7,189
 Prepaid taxes                                        4,499            7,258
 Other prepayments                                    1,560            1,429
  Total Current Assets                               50,547           81,709
 Deferred charges                                    30,583           30,146
  Total Assets                                     $450,311         $484,169

CAPITALIZATION AND LIABILITIES

Capitalization (see statement)                     $309,960         $307,975
Current Liabilities:
 Long-term debt sinking fund requirements               200              200
 Interim loans - commercial paper outstanding        18,000           29,750
 Accounts payable                                     7,586           30,094
 Accrued taxes                                          442               79
 Accrued interest                                     3,557            2,322
 Accrued nonregulated items                           5,586            7,923
 Other                                                7,562            7,653
  Total Current Liabilities                          42,933           78,021
Other Credits:
 Deferred income taxes                               45,458           46,972
 Regulatory liability - SFAS 109                     24,330           23,914
 Investment tax credit - deferred                    10,873           11,439
 Other regulatory liabilities                        16,757           15,848
  Total Other Credits                                97,418           98,173
 Commitments                                              -                -
  Total Capitalization and Liabilities             $450,311         $484,169

 The accompanying notes are an integral part of the above balance sheets.

                Madison Gas and Electric Company and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                            (Thousands of Dollars)
                                  (Unaudited)

                                                  Sept. 30,       Dec. 31,
                                                    1997            1996
Common Shareholders' Equity:
 Common stock - par value $1 per share:
  Authorized 50,000,000 shares
  Outstanding 16,079,718 shares                    $ 16,080        $ 16,080
 Amount received in excess of par value             112,558         112,558
 Retained income                                     51,208          50,451
  Total Common Shareholders' Equity                 179,846         179,089

First Mortgage Bonds:
 6 1/2%, 2006 series:
  Pollution Control Revenue Bonds                     6,875           6,875
 8.50%, 2022 series                                  40,000          40,000
 6.75%, 2027A series:
  Industrial Development Revenue Bonds               28,000          28,000
 6.70%, 2027B series:
  Industrial Development Revenue Bonds               19,300          19,300
 7.70%, 2028 series                                  21,200          25,000
  First Mortgage Bonds Outstanding                  115,375         119,175
 Unamortized discount and premium on bonds, net      (1,061)         (1,089)
 Long-term debt sinking fund requirements              (200)           (200)
  Total First Mortgage Bonds                        114,114         117,886

Other Long-Term Debt:
 6.01%, due 2000                                     11,000          11,000
 6.91%, due 2004                                      5,000               -

  Total Capitalization                             $309,960        $307,975


 The accompanying notes are an integral part of the above statements.

             Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 1997


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

2.    Nuclear Decommissioning

      Nuclear decommissioning costs are accrued over the estimated service life of the Kewaunee Nuclear Power Plant (Kewaunee), which is now through the year end 2002. These costs are currently recovered from customers in rates and are deposited in external trusts. The Company is presently funding decommissioning costs in the amount of $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of September 30, 1997, these trusts totaled $55.6 million (fair market value).

      Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 6.2 percent.

      The Company's share of Kewaunee decommissioning costs is estimated to be $77.7 million in current dollars based on a site-specific study performed in 1992. Decommissioning costs are assumed to inflate at an average rate of 6.1 percent. It is currently estimated that the plant will be in mothball status for 12 years. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2039 related to the storage of spent nuclear fuel at the site.

3.    Per-Share Amounts

      Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three and for the nine months ended September 30, 1997 and 1996, there were 16,079,718 shares.

      Dividends declared and paid per share of common stock for the periods ended September 30, 1997 and 1996, were, respectively, for the three months $0.323 and $0.320; for the nine months $0.963 and $0.953.

4.    Rate Matters

      Rate changes, effective August 20, 1997, will increase electric rates $4.9 million, or 3.1 percent, and gas rates $3.5 million, or 3.5 percent. These rates will remain in place until the next test year, which is scheduled to begin January 1, 1999. The current rates are based on a return on common stock equity of 12.0 percent. The proposed early recovery of the Kewaunee investment and accelerated decommissioning collections are the primary reasons for the increase in electric rates. Gas rates increased due to substantial technology upgrades and infrastructure improvements as well as higher operating costs due to inflation.

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

      Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                                Three Months Ended      Nine Months Ended
                                  September 30,           September 30,

      (Thousands of dollars)     1997        1996        1997         1996

      Interest, net of
       amounts capitalized      $1,244      $1,420       $6,521       $6,642
      Income taxes paid         $3,849      $3,702      $11,016      $13,274

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures for the nine-month period ended September 30, 1997. The Company experienced decreased additions to utility plant and nuclear fuel expenditures during the first nine months of 1997 compared to 1996. It is anticipated that 1997 construction and nuclear fuel expenditures will be approximately $30.8 million.

Cash provided by operating activities decreased $4.0 million, or 8.8 percent, during the first nine months of 1997 compared to 1996 due in part to an increase in deferred charges relating to costs associated with the summer's power reliability problems and the Company's leasing of portable generators. Cash provided by operating activities during the third quarter of 1997 increased $0.2 million compared to last year's third quarter. This is mainly attributable to the decrease in current liabilities due to the timing of the Company's payables offset by a decrease in current assets.

Bank lines of credit available to the Company as of September 30, 1997, were $45 million.

The Company's capitalization ratios were as follows:

                                 Sept. 30, 1997        Dec. 31, 1996

Common shareholders' equity            54.8%                 53.0%
Long-term debt*                        39.7                  38.2
Short-term debt                         5.5                   8.8

*Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors Service, Inc., and AA by Standard & Poor's Corporation. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Business and Regulatory Environment

During the summer of 1997, Wisconsin and Illinois experienced electric supply concerns due to the outage of a large number of nuclear power plants in Illinois and Wisconsin. For May and June 1997, these plants included Kewaunee (the Company owns 17.8 percent). Although Kewaunee became available for the majority of the summer, other nuclear units in Wisconsin and Illinois remained out of service for the entire summer causing electric supply shortages for some utilities in eastern Wisconsin and northern Illinois.

The Company foresaw the possibility of this shortage and leased temporary diesel generators to help ameliorate the supply shortage. The Company subsequently received commission approval for rate recovery from customers for the lease expenses. As a result of leasing the equipment and the return of Kewaunee to service, the Company was the only investor-owned utility in Wisconsin that did not interrupt service to any customers during the summer of 1997.

The electric reliability crisis caused the PSCW to revise its previous plans for restructuring the electric industry to assure that reliability concerns were met before any significant restructuring occurred. This conclusion was consistent with plans advocated by the Company and a broad coalition of customers and others.

The new plan focuses on the construction of generation and transmission infrastructure by all Wisconsin utilities. The PSCW plans to move forward to create a strong state or regional Independent System Operator (ISO) to assure that the transmission system is operated safely, reliably, and with open and nondiscriminatory access. The PSCW has specifically indicated that the costs of this construction will be paid for by customers. The PSCW has further concluded that these infrastructure improvements must be accomplished before the PSCW proceeds with any significant industry restructuring. The PSCW has not set a date for retail competition and has concluded that any decision whether to go to retail competition in the electric industry remains to be made in the future.

These conclusions are consistent with and follow plans for enhancing electric reliability in eastern Wisconsin and positions on electric industry restructuring actively advocated by the Company. The Company has expressed a willingness to participate in the construction of new generation and transmission facilities in a manner proportionate to the participation of other Wisconsin utilities.

The Executive and Legislative branches of Wisconsin government are interested in the preservation of electric reliability in Wisconsin. The Company has taken a lead advocacy role with Executive and Legislative branch agencies to promote effective reliability plans.

The Company's rate case order authorized a gas cost recovery mechanism that allows recovery of pipeline capacity, FERC-approved/mandated charges, and supply demand costs. Under the new mechanism, gas commodity costs will be compared to a monthly benchmark equal to the first of the month index plus adders reflecting the effects on pricing for reliability, flexibility, weather, and variable transportation costs. If actual costs are below the benchmark, full recovery is allowed. Gas commodity costs above the benchmark will be reviewed by the PSCW. A target will also be determined for capacity release. Capacity release above the target will be shared 60 percent with ratepayers and 40 percent with shareholders. Any shortfalls in capacity release will be shared 40 percent with ratepayers and 60 percent with shareholders.

Results of Operations

Electric Sales and Revenues

Electric retail sales increased 2.0 percent for the nine-month period ended September 30, 1997, over the comparable period last year (see table).


                    ELECTRIC SALES IN MEGAWATT-HOURS
                    Three Months Ended September 30,    Nine Months Ended September 30,
                     1997       1996      %Change        1997         1996      %Change
Residential          200,916    194,608      3.24%        544,340      544,853   (0.09)%

Large commercial
and industrial       243,417    259,585     (6.23)        716,950      716,855    0.01

Small commercial
and industrial       210,055    196,611      6.84         566,229      540,584    4.74

Other                 88,916     81,943      8.51         253,116      237,900    6.40

 Total retail        743,304    732,747      1.44       2,080,635    2,040,192    1.98

Sales for resale      24,857      8,393    196.16          44,709       23,256   92.25

 Total sales         768,161    741,140      3.65       2,125,344    2,063,448    3.00

Electric operating revenues increased $7.0 million, or 6.0 percent, for the first nine months of 1997 compared to the same period in 1996. The increase was due to an increase in the electric customer base and the 0.507 cent per kilowatt-hour surcharge related to the extended outage of Kewaunee (see footnote 4).

Electric operating revenues for the three-month period ended September 30, 1997, increased $1.0 million, or 2.1 percent, compared to last year's third quarter. The increase in revenues is due mainly to the increase in electric rates (see footnote 4) and an increase in the customer base.

Gas Sales and Revenues

For the nine months ended September 30, 1997, gas operating revenues increased $1.0 million, or 1.6 percent, compared to the same period in 1996. This increase in revenues, despite a decrease in gas deliveries of 4.0 percent (see table), is due primarily to higher-unit gas costs, specifically during the first quarter, which were passed on to customers through the Purchased Gas Adjustment Clause (PGAC).

For the three months ended September 30, 1997, gas revenues decreased $0.7 million, or 8.3 percent, compared to last year. This can be partially attributed to the relatively flat gas deliveries caused by the cooler weather in this year's third quarter compared to last year's.

The following table illustrates gas deliveries as compared to the previous year:

                  GAS DELIVERIES IN THOUSANDS OF THERMS
                  Three Months Ended September 30,    Nine Months Ended September 30,
                     1997      1996     %Change       1997       1996      %Change
Residential          5,533     5,702    (2.96)%       60,217     64,705    (6.94)%

Commercial and
Industrial           8,828     9,117    (3.18)        59,083     61,593    (4.08)

Total retail        14,361    14,819    (3.09)       119,300    126,298    (5.54)

Transport           10,340     9,142    13.10         29,434     28,578     3.00

Total deliveries    24,701    23,961     3.09        148,734    154,876    (3.97)

Electric Fuel and Natural Gas Costs

Fuel costs for electric generation and purchased power increased 9.1 percent, or $1.0 million, for the third quarter of 1997 compared to last year's third quarter. This increase is mainly attributed to higher sales and higher generation cost during July due to the unavailability of power resulting from the regional power shortages.

Fuel costs and purchased power increased 28.5 percent, or $7.9 million, for the nine months ended September 30, 1997, as compared to last year. In addition to the items mentioned above, the increase is also due to the higher cost of replacement power due to the extended outage at Kewaunee.

Natural gas costs for the nine-month period ended September 30, 1997, increased $1.5 million, or 3.7 percent, compared to the same period a year ago. This is mainly due to the higher unit gas costs in the first quarter of 1997.

Natural gas costs for the three months ended September 30, 1997, versus the 1996 comparative period decreased 14.9 percent, or $0.6 million, due to a decrease in the unit gas cost of $0.03, or 12.0 percent.

Other Operating Expenses

Income taxes decreased for both the three- and nine-month periods ended September 30, 1997, compared to the same periods last year. For the three months ended, income taxes decreased $0.7 million, or 17.8 percent, and for the nine months ended, income taxes decreased $3.5 million, or 28.6 percent. This is mainly attributable to a decrease in pretax operating income.

Operations and maintenance costs increased $1.0 million, or 6.1 percent, for the third quarter of 1997 and increased $6.2 million, or 12.4 percent, for the first nine months of the year compared to the same periods a year ago. The primary reasons for the increases are the higher operating and maintenance costs for Company-owned generation due to the extended outage of Kewaunee and costs associated with the regional electric power shortages which caused other sources of energy to be unavailable.

Depreciation and amortization increased $0.1 million, or 12.8 percent, for the third quarter and $1.1 million, or 5.7 percent, for the nine months ended September 30, 1997. This increase is due, in part, to the accelerated depreciation of Kewaunee.

Other Items

The Company's two gas marketing subsidiaries, Great Lakes Energy Corp. and American Energy Management, Inc., formed a joint venture effective January 1, 1997, with National Gas and Electric L.P. to market natural gas and energy services to industrial and commercial customers in the Great Lakes region. The joint venture is called National Energy Management, L.L.C., and is based in Chicago.

The Company's non-utility operating income for the nine months ended September 30, 1997 was $0.8 million. For the same period a year ago, the Company experienced non-utility net operating losses of $4.3 million, mainly attributed to the Company's two gas marketing subsidiaries.

PART II. OTHER INFORMATION


Item 5 - Other Information

Effective March 20, 1997, the Kewaunee owners received authorization from the PSCW to defer all costs associated with the repair of the steam generators. The co-owners of Kewaunee will be requesting rate recovery of these deferred costs in a future proceeding. Repairs are complete, and the Company's portion of these costs, which is approximately $1.9 million, has been deferred through September 30, 1997. The Company's assessment of future alternatives for Kewaunee is, and will be asserted in future steam generator replacement hearings, that early plant closure and repowering Kewaunee with gas is the most viable alternative and offers the most benefits to the Company's customers and shareholders. Kewaunee is operated by Wisconsin Public Service Corporation. The Company has a 17.8 percent ownership interest in Kewaunee.

The PSCW is accelerating its review of the request for steam generator replacement at Kewaunee. A decision is expected from the PSCW in March or April of 1998.

Item 6(a) - Exhibits

Exhibit 4 Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee (and supplements). Reference was provided in the Company's 1995 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12  Ratio of Earnings to Fixed Charges

Exhibit 27 Appendix E to Item 601(c) of Regulation S-K: Public Utility Companies Financial Data Schedule UT.

Item 6(b) - Reports on Form 8-K

No reports on 8-K were filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MADISON GAS AND ELECTRIC COMPANY
                                 (Registrant)



 Date: November 13, 1997         /s/ David C. Mebane
                                 David C. Mebane
                                 Chairman, President and Chief
                                 Executive Officer
                                 (Duly Authorized Officer)


 Date: November 13, 1997         /s/ Terry A. Hanson
                                 Terry A. Hanson
                                 Vice President - Finance