Form 10-K405
period 1997-12-31
MADISON GAS & ELECTRIC CO
filed 1998-03-31
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended:  December 31, 1997

                                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from:  _________ to _________

               Commission File Number 0-1125

              MADISON GAS AND ELECTRIC COMPANY
    (Exact name of registrant as specified in its charter)

                              WISCONSIN
(State or other jurisdiction of incorporation or organization)

                             39-0444025
                (IRS Employer Identification No.)

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $359,783,690 based on a closing bid price of $22.375 on
March 1, 1998 (the record date for the Annual Meeting of
Shareholders).

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

- 1997 Annual Report to Shareholders (Parts I, II, and IV)

- Definitive Proxy Statement filed on March 23, 1998 (Parts I and III)

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

In January 1997, the Company's two gas marketing subsidiaries, Great Lakes Energy Corp. (GLENCO) and American Energy Management, Inc. (AEM), formed a joint venture with another gas marketing company. The joint venture will market natural gas and energy services to industrial and commercial customers in the Great Lakes region. The joint venture is called National Energy Management, L.L.C. and is based in Chicago. (See Item 7, page II-6, and Item 8, page F-17, for further discussion.)

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

Electric Operations

At December 31, 1997, the Company supplied electric service to 122,843 customers, of whom 109,658 were located in the cities of Fitchburg, Madison, Middleton, and Monona, and 13,185 in adjacent areas. Of the total number of customers, 106,349 were residential and 16,357 were commercial. For 1997, residential and commercial electric service revenues comprised 35 and 49 percent, respectively, of total electric revenues. The remaining electric revenues during 1997 were from industrial sales (7 percent), sales to public authorities including the University of Wisconsin (9 percent), and sales to other utilities (1 percent). The electric operations accounted for 62 percent of the total revenues of the Company.

See Item 2 for a description of the Company's electric utility plant.

The Company is a member of Mid-America Interconnected Network, Inc. (MAIN), a regional reliability group. Membership in this group permits better utilization of reserve generating capacity and coordination of long-range system planning and day-to-day operations. MAIN seeks to maintain adequate planning generation reserve margins as a group in the range of 15 to 22 percent. The Company is also a member of the Midcontinent Area Power Pool
(MAPP) Regional Transmission Committee (RTC). The RTC members pool their transmission systems together allowing each member to easily utilize the combined system to access economical energy across the Upper Midwest. Each member is then compensated for the energy flows on their individual transmission system.

In February 1996, the PSCW submitted a report to the State Legislature on electric utility restructuring in Wisconsin. Included in the report was a 32-step work plan and time line summarizing expected restructuring activities. During the summer of 1997, Wisconsin and Illinois experienced electric supply shortages due to outages of a number of nuclear plants in Illinois and Wisconsin, including Kewaunee. The electric reliability crisis caused the PSCW to revise its previous plans for restructuring the electric industry. In October 1997, the PSCW stated that retail competition cannot occur until all the safeguards are in place to protect consumers. Also, prior to any significant restructuring, reliability concerns must be addressed. This conclusion was consistent with plans proposed by the Company and a broad coalition of customers. (See Item 7, page II-9, Electric Industry Trend for further discussion.)

Fuel supply and generation

The Company estimates its net kilowatt-hour requirements for 1998 will be provided from the following sources: 68 percent from fossil-fueled steam plants, 21 percent from a nuclear-fueled steam plant, 10 percent from low-cost power purchases, and 1 percent from a combination of natural gas- and oil-fired combustion turbines.

The Company has a 22 percent ownership interest in the Columbia Energy Center (Columbia). The other owners are WPL, which operates Columbia, and WPSC. The first (Columbia I) and second (Columbia II) units at Columbia were placed in commercial operation in 1975 and 1978, respectively. The Columbia co-owners' coal inventory supply for Columbia I and Columbia II increased from 30 days on December 31, 1996, to 55 days on December 31, 1997, due to: (1) the lower-than-normal inventory levels at the end of 1996; (2) the cooler-than-normal summer in 1997; and (3) the warmer-than-normal temperatures in November and December 1997. The co-owners' goal is to maintain approximately a 40-day inventory. Columbia, with two 527-megawatt units, uses coal from the Wyoming-Montana coal fields. One hundred percent (100%) of the low-sulfur coal supply for these units comes from Powder River Basin sources in Montana and Wyoming.

About 200 megawatts of the Company's electric generating capacity is provided by the Blount Generating Station (Blount) (see I-10).
The Company is able to burn a variety of coals, natural gas, and other fuels such as paper-derived fuel at Blount.

The Kewaunee plant, a 562-megawatt pressurized water reactor plant, began commercial operation in 1974. The Kewaunee operating license expires in 2013.

Kewaunee returned to service on June 12, 1997, after having been out of service since September 21, 1996, for refueling, routine maintenance, and repair of the two steam generators. The Kewaunee steam generator tubes sustained damage as a result of repairs performed on the tubes in 1988 through 1991. Tubes were repaired by inserting sleeves (tubes within tubes) in the original steam generator tubes. The most recent repair was undertaken when cracking was discovered in previously repaired tubes. The repair consisted of removing old sleeves and inserting new slightly longer sleeves which cover the areas of concern in the original steam generator tubes. The new sleeves will be inspected during the next refueling and maintenance outage, which is scheduled for the fall of 1998. Kewaunee is operating at 97 percent of rated capacity because certain steam generator tubes have been removed from service rather than repaired.

Kewaunee operated for 238 consecutive days before being removed from service on February 6, 1998, for repair of a reactor coolant pump seal. The plant was returned to service on February 13, 1998.

Additional replacement power costs in the amount of about $1.0 million per month due to the extended Kewaunee outage were recovered through a customer surcharge during the period March 6, 1997, through July 1, 1997.

The co-owners of Kewaunee filed an application with the PSCW in November 1997 for a customer surcharge to recover costs associated with the 1997 steam generator repairs. The Company's portion of these costs is approximately $1.8 million (excluding carrying costs). The Company requested recovery of these costs through a customer surcharge which would be collected over a four-month period in 1998. The PSCW approved, at its open meeting on March 19, 1998, the Company's request for a customer surcharge relating to recovery of 1997 steam generator repair costs.

Public hearings were held in January 1998 regarding the application filed with the PSCW requesting replacement of the steam generators at Kewaunee. A decision by the PSCW is expected in late March or early April. The Company opposes replacement of the steam generators at Kewaunee. Replacement of steam generators must be approved by the PSCW and is estimated to cost
$89.0 million (the Company's share would be 17.8 percent or $15.8 million), excluding additional replacement purchased power costs associated with an extended shutdown.

The NRC's Systematic Assessment of Licensee Performance for Kewaunee for the period February 19, 1995, through February 15, 1997, was received in 1997. The report evaluated Kewaunee's performance in four categories: operations, maintenance, engineering, and plant support. Maintenance was ranked "superior," and the other areas were rated as "good." The NRC stated that Kewaunee's overall performance was generally characterized by effective management involvement and interdepartmental communication and a clear emphasis on quality by the staff. Areas for improvement that were identified were: timely evaluation of errors by personnel, adequacy of procedures and equipment for monitoring equipment performance, and the timely resolution of plant-identified deficiencies.

On July 14, 1997, the NRC assessed a $50,000 penalty against Kewaunee. The penalty was the result of an NRC inspection in January 1997 where the NRC questioned the procedures and equipment used to conduct routine operational tests on several pumps. In response, the procedures were updated to improve the test methods and more sensitive equipment was obtained. All safety-related pumps in the plant were then retested and found to be operating within standards.

The federal government has the responsibility to dispose of or permanently store spent nuclear fuel. Spent nuclear fuel is currently being stored at Kewaunee. With minor plant modifications, Kewaunee should have sufficient fuel storage capacity until the end of its licensed life in 2013. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility as early as 2002. Permanent storage pursuant to the Nuclear Waste Policy Act of 1982 (Nuclear Policy Act) is discussed below.

The Midwest Compact Commission on June 26, 1997, halted development in Ohio of a six-state, regional disposal facility for low-level radioactive waste. The Commission cited dwindling regional waste volumes, continued access to existing disposal facilities, and potentially high development costs as the primary reasons for the decision. A site at Barnwell, South Carolina, continues to be available for the storage of low-level radioactive waste from Kewaunee. In addition, because of technological advances, waste compaction, and the reduction of waste generated, Kewaunee has on-site, low-level radioactive waste storage capacity sufficient to store low-level waste expected to be generated over a ten-year period.

The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on full recovery by the end of 2002 versus recovery by license expiration in 2013. This was prompted by the uncertainty regarding the expected useful life of the plant without steam generator replacement. At December 31, 1997, the net carrying amount of the Company's investment in Kewaunee was approximately $19.1 million. The current cost of the Company's share of the estimated costs to decommission Kewaunee, assuming early retirement, ($78.8 million) exceeds the fair market value of decommissioning trust assets at December 31, 1997, ($59.2 million) by $19.6 million. Decommissioning costs are based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs as studied are assumed to inflate at an average rate of 6.0 percent. Physical decommissioning is expected to occur during the period 2014 through 2021 with additional expenditures being incurred during the period 2022 through 2039 related to the storage of spent nuclear fuel at the plant site.

Nuclear decommissioning costs are being accrued to an end-of-service life of 2002 for Kewaunee. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1997, the decommissioning costs recovered in rates were $4.9 million. (See page II-8 for further discussion of Kewaunee.)

The co-owners purchase uranium concentrates, conversion services, enrichment services, and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the United States Department of Energy (DOE).

Uranium concentrates, conversion services, and enrichment services are purchased at spot market prices, through a bid process, or using existing contracts.

A uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. At December 31, 1997, 960,000 pounds of yellowcake or its equivalent were held in inventory for Kewaunee.

Two contracts are in place to provide conversion services for Kewaunee nuclear fuel for reloads in 1998 and 2000.

A contract with COGEMA, Inc., provides a fixed quantity of enrichment services through the year 2001. Additional enrichment services will be acquired under a contract with the United States
Enrichment Corporation which is in effect for the life of Kewaunee or by purchases on the spot market.

A contract with Siemens Power Corporation provides fuel fabrication services through March 15, 2001, for Kewaunee. This contract contains force majeure and termination provisions.

If, for any reason, Kewaunee was forced to suspend operations permanently, fuel-related obligations are as follows: (1) there are no financial penalties associated with the present uranium supply, conversion service, and enrichment agreements; and (2) the fuel fabrication contract contains force majeure and termination for convenience provisions. As of the end of 1997, the maximum exposure would not be expected to exceed $550,000. Uranium inventories could be sold on the spot market.

The Nuclear Policy Act requires that the DOE accept, transport, and dispose of spent nuclear fuel beginning no later than January 31, 1998. The DOE has announced that it will delay the acceptance of spent nuclear fuel beyond 1998. The nuclear utilities have been supported by a decision of the United States Court of Appeals for the District of Columbia Circuit in their claim that they may pursue the remedies provided in the DOE standard contract in the event the DOE does not perform its duty to dispose of spent nuclear fuel by the January 31, 1998, deadline.

The Energy Policy Act of 1992 requires that the federal government and nuclear utilities fund the decontamination and decommissioning of the government's three gaseous diffusion plants in the United States. The Company is required to pay approximately $250,000 per year (adjusted for inflation) through the year 2007. The co-owners, as well as other nuclear utilities, have filed suit in the United States Court of Federal Claims disputing the decontamination and decommissioning assessment. The suit has been stayed pending the outcome of the Yankee Atomic Electric Company (Yankee Atomic) appeal. Yankee Atomic has received an adverse decision in the United States Court of Appeals for the Federal Circuit and has filed a petition for certiorari with the United States Supreme Court.

Air quality

Phase II of the federal Clean Air Act amendments of 1990 sets stringent SO2 and nitrogen oxide emission limitations which may result in increased capital and operating and maintenance expenditures. Phase II emission compliance strategies could include the following: fuel switching, emission trading, purchased power agreements, new emission control devices, or installation of new fuel-burning technologies and clean-coal technologies.

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

The categorical-effluent discharge standards require each discharger to use effluent treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established pursuant to the federal Water Pollution Control Act. The DNR has published categorical regulations for chemical discharges from steam electric generating plants. The Company is in compliance with applicable standards.

Solid waste

The Company is listed as a potentially responsible party on the roster of generators for the Refuse Hideaway Landfill in Middleton, Wisconsin, and the Lenz Oil site in Lemont, Illinois. The Refuse Hideaway Landfill was used for the disposal of fly-ash sludge from 1980 to 1984. The Lenz Oil Site was operated for several years as a facility for the storage and processing of waste oil. The Environmental Protection Agency (EPA) has placed the two sites on the national priorities Superfund list of sites requiring clean up under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The scope of liability under CERCLA is very broad.

A group of companies is currently negotiating with the EPA on the cleanup of the sites. In the opinion of management and legal counsel, the Company's share of the final cleanup costs will not result in any materially adverse effects on the operations, cash flows, or financial position of the Company. Significant insurance recovery may also be available for the cleanup.

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

The City of Madison has identified the Company as a possible potential responsible party for the remediation of the Demetral Landfill. Waste materials disposed of at the site by the Company consisted of fly ash and bottom ash from the combustion of coal to generate electricity. The Company and many others used the landfill in the early 1950s. The Company has the potential to incur liability costs associated with its use of this landfill. In the opinion of management and legal counsel, the resolution of this matter will not result in any materially adverse effect on the operations or financial position of the Company.

Gas Operations

On December 31, 1997, the Company supplied natural gas service to 107,226 customers in the cities of Elroy, Madison, Middleton, Monona, Fitchburg, Lodi, Verona, and Viroqua; 22 villages; and all or parts of 41 townships. Revenues received from residential and commercial customers accounted for 55 and 37 percent, respectively, of the total gas revenues for 1997. The gas operations accounted for 38 percent of the total revenues of the Company. Revenues from transportation service accounted for 2 percent of the total gas revenues for 1997. Sales and revenues from best-efforts rate schedules accounted for 3 and 2 percent of total retail sales and revenues, respectively.

The Company has the ability to peak shave through use of a propane-air gas manufacturing plant for which it had on hand adequate fuel supplies for its peak-shaving requirements during the 1997 to 1998 heating season. In addition, the Company can curtail gas deliveries to its interruptible customers. Approximately 8 percent of gas sold in 1997 was sold to interruptible customers.

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

The prior heating season (November 1996 and continuing through March 1997) was colder than normal. Demand for natural gas remained high during the summer (April 1997 through October 1997) as gas was injected into storage to replenish inventories. Gas prices also remained relatively high. The beginning of the current heating season (starting November 1997 through March
1998) has been warmer than normal and caused storage levels to be somewhat higher than normal.

Regarding transportation of supply, the Company has firm transportation service on ANR for a maximum daily quantity of 33,618 dekatherms. The Company's NNG maximum daily quantity for firm transportation service is 48,719 dekatherms. The Company also holds 2,457 dekatherms of firm transportation service into Viroqua's NNG gate station and firm transportation service of 1,432 dekatherms into Crawford County's NNG gate station.

General

The Company's business is seasonal to the same extent as other
Upper Midwest electric and natural gas utilities.

The Company had 669 permanent employees at December 31, 1997.

Information regarding Company executive officers is included under Item 10 of this report, page III-1, which information is incorporated herein by reference.

Item 2. Properties

The following table presents the generating capability in service at December 31, 1997:
                    Commercial                        Net
                    Operation                         Capability      No. of
 Plants             Date           Fuel               (Megawatt)      Units
 Steam plants
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

(1)  Base load generation
(2) Company's 22 percent share of two 527-mw units located near Portage, Wisconsin
(3) Company's 17.8 percent share of 525-mw unit located near Kewaunee, Wisconsin

Major electric transmission and distribution lines and substations in service at December 31, 1997, are as follows:
                                            MILES
 Lines                Overhead Lines          Underground Lines
 Transmission
 345 kV                      124                                 -

 138 kV                       96                                 3

 69 kV                        64                                20

 Distribution
 13.8 kV and               1,022                               748
 under

                      Substation              Installed Capacity (kVA)

                      Transmission (22)                  4,132,350

                      Distribution (33)                    361,700

Gas facilities include 1,886 miles of distribution mains and one propane air plant capable of producing a maximum daily capacity of 9,000 dekatherms of natural gas equivalent.

Item 3. Legal Proceedings

None.

Item 4. Results of Votes of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II.

Item 5. Market for the Registrant's Common Stock and Related
Stockholder Matters

The principal market in which the common stock of the Company is traded is The Nasdaq National Stock Market (Nasdaq) under the symbol MDSN. The approximate number of stockholders of record on January 31, 1998, was 18,383. The Company's transfer agent and registrar is Harris Trust and Savings Bank, Chicago, Illinois. The high and low sales prices for the common stock on Nasdaq and the dividends paid per common share for each quarter for the past two fiscal years are shown below.


                         Common stock
                         price range             Dividends per
                             1997                    share
                     High           Low               1997
 First quarter      $21 3/4       $18 1/2            $0.320
 Second quarter     $21 1/4       $19 1/2            $0.320
 Third quarter      $21 1/4       $19 7/8            $0.323
 Fourth quarter     $23 3/4       $19 5/8            $0.323

                     Common stock price range         Dividends per
                               1996                       share
                        High           Low                 1996

 First quarter        $27 1/2        $23 1/8              $0.317
 Second quarter       $25 3/4        $21 1/2              $0.317
 Third quarter        $23 3/4        $21 1/2              $0.320
 Fourth quarter       $22 3/8        $19 5/8              $0.320

Item 6. Selected Financial Data
For the years ended December 31,
(In thousands of dollars, except
per-share amounts)                      1997           1996           1995          1994           1993
        Summary of Operations

Operating Revenues:
  Electric  . . . . . . . . . . . .   $163,123      $152,747       $153,554      $149,665       $147,201
  Gas . . . . . . . . . . . . . . .    101,525       100,544         95,036        95,307         96,932
    Total . . . . . . . . . . . . .    264,648       253,291        248,590       244,972        244,133
Operating expenses  . . . . . . . .    212,921       200,486        191,725       187,469        187,717
Other general taxes . . . . . . . .      8,797         8,736          8,709         8,619          8,222
Income tax items  . . . . . . . . .     11,940        12,553         14,285        14,822         13,964
  Net operating income  . . . . . .     30,990        31,516         33,871        34,062         34,230
Other (loss)/income (including
  allowance                              2,272       (14,177)         1,635         2,146          2,118
for funds used during construction)
  Income before interest expense  .     33,262        17,339         35,506        36,208         36,348
Interest expense  . . . . . . . . .     10,739        10,912         11,536        11,197         11,673
  Net income  . . . . . . . . . . .     22,523         6,427         23,970        25,011         24,675
Preferred dividends . . . . . . . .          -             -             64           471            489
  Earnings on common stock  . . . .     22,523         6,427        $23,906       $24,540        $24,186
Average shares outstanding  . . . .     16,080        16,080         16,080        16,080         16,055
  Earnings per share  . . . . . . .      $1.40         $0.40          $1.49         $1.53          $1.51
  Dividends paid per share  . . . .     $1.287        $1.273         $1.260        $1.247         $1.227
Ratio of earnings to fixed charges*       4.02          2.71           4.23          4.49           4.15

           At December 31,
               Assets
Electric  . . . . . . . . . . . . .   $313,855      $315,022       $327,053      $323,870       $328,048
Gas . . . . . . . . . . . . . . . .    118,339       116,723        119,968       118,210        114,626
Assets not allocated  . . . . . . .     39,596        52,424         46,855        45,679         22,690
  Total . . . . . . . . . . . . . .   $471,790      $484,169       $493,876      $487,759        $465,364
            Capitalization
Common shareholders' equity . . . .   $180,923      $179,089       $193,137      $189,489       $184,995
Redeemable preferred stock  . . . .          -             -              -         5,100          5,400
Long-term debt  . . . . . . . . . .    129,923       128,886        129,048       130,800        120,396
Short-term debt . . . . . . . . . .     33,500        29,750         20,500        28,600         23,500
  Total Capitalization  . . . . . .   $344,346      $337,725       $342,685      $353,989       $334,291

*For the purpose of computing the ratio of earnings to fixed charges, earnings have been calculated by adding to income before interest expense, current and deferred federal and state income taxes, investment tax credits deferred and restored charged (credited) to operations, and the estimated interest component of rentals. Fixed charges represent interest expense, amortization of debt discount, premium and expense, and the estimated interest component of rentals.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Madison Gas and Electric Company's (the Company) consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Certain matters that are discussed in the Management's Discussion and Analysis are forward-looking statements and can generally be identified by words such as "believes," "anticipates," or "expects." These forward-looking statements are subject to certain risks or uncertainties which could cause actual results to differ materially from those currently anticipated.

RESULTS OF OPERATIONS

Earnings overview

Consolidated earnings for the Company were $1.40 per share in 1997 despite mild weather and an extended outage at the Kewaunee Nuclear Power Plant (Kewaunee). As a result of Kewaunee being out of service for the first half of the year, the Company had to replace the generation normally provided by Kewaunee with more expensive purchased power. The Company also faced regional power shortages during the summer of 1997, incurring extra expenses for actions taken by the Company to prevent power outages for the Company's customers. The Company was the only major utility in Wisconsin that did not interrupt service to any of its customers.

Earnings from core utility operations were $1.48 per share in 1996, but the consolidated earnings were negatively impacted by the following items: a one-time charge of $10.4 million (after tax) to reflect the current value of the Company's investments in its gas marketing subsidiaries, a one-time charge of $1.6 million (after tax) resulting from a refund to natural gas customers under a sharing mechanism between Great Lakes Energy Corp. (GLENCO) and the Company, and operating losses of $5.4 million (after tax) from the Company's gas marketing subsidiaries. Consolidated earnings per share for the Company were $0.40 in 1996.

Consolidated earnings for the Company were $1.49 per share in 1995. Above-normal temperatures experienced during the summer months helped offset the negative impacts of a 3.3 percent electric rate decrease which was effective January 1, 1995.

Electric sales and revenues

Electric retail sales for 1997 increased 2.9 percent from 1996 despite the cooler-than-normal temperatures experienced in the summer. The increase in retail sales is due to an increase in the number of electric customers and average usage per retail customer. The electric sales breakdown by customer class is shown in the table below:

                     Electric Sales

 Megawatt                                         %
 Hours            1997           1996           Change

 Residential      720,576         725,471       (0.7)
 Commercial     1,420,347       1,381,043        2.8

 Industrial       307,485         289,903        6.1
 Other            332,995         305,962        8.8

 Total
 Retail         2,781,403       2,702,379        2.9

 Resale -
 Utilities         64,914          26,815      142.1

 Total
 Sales          2,846,317       2,729,194        4.3

Electric revenues increased $10.4 million or 6.8 percent in 1997 compared to 1996. The increase reflects higher electric sales, a
3.1 percent increase in electric rates effective August 20, 1997, and an interim rate surcharge of 0.507 cents per kilowatt-hour related to the extended outage at Kewaunee which was in effect from March through June (see Item 8, page F-16, Note 3).

Electric retail sales for 1996 increased slightly from 1995.
This, too, can be attributed to an increase in the number of electric customers. Electric revenues decreased slightly in 1996 compared to 1995.

Gas sales and revenues

Total gas therms delivered by the Company decreased 4.9 percent in 1997 compared to 1996, largely reflecting the warmer weather throughout the winter months of 1997. Total heating degree days (as measured by the number of degrees the mean daily temperature is below 65 degrees Fahrenheit) decreased 9.7 percent for the winter heating season (January through March, November and December) of 1997 when compared to 1996. The table below shows total gas deliveries by customer class:

                   Therms Delivered

                                               %
 Thousands          1997         1996        Change

 Residential       87,664       96,062      (8.7)
 Commercial and    87,717       93,723      (6.4)
 Industrial

 Total Retail
 System           175,381      189,785      (7.6)

 Transport         40,947       37,707       8.6

 Total Gas
 Deliveries       216,328      227,492      (4.9)

Despite the decrease in gas delivered in 1997, gas revenues increased by 1.0 percent when compared to 1996. The increase in revenues, despite a decrease in gas deliveries, was due primarily to higher-unit gas costs, specifically during the first quarter. These costs were passed on to customers through the Purchased Gas Adjustment Clause (PGAC) (see Regulatory and Accounting Issues, page II-10). A gas rate increase of 3.5 percent went into effect August 20, 1997, which also contributed to the increased revenues.

Gas delivered to customers in 1996 increased 3.3 percent compared to 1995, and revenues increased $5.5 million or 5.8 percent during the same period. This was mainly attributable to the increase in gas deliveries due to the colder weather experienced during the first quarter of 1996.

Electric fuel and natural gas costs

Electric fuel and purchased power costs increased $6.4 million or
16.7 percent in 1997 compared to the same period a year ago. As previously mentioned, this was due to the increased purchased power costs associated with replacing generation lost from the extended outage at Kewaunee. Kewaunee normally provides approximately 25 percent of the generation requirements of the Company. Higher generation costs during July due to the unavailability of power resulting from the regional power shortages also increased fuel and purchased power costs in 1997 compared to 1996. The Company's electric margin (revenues less fuel and purchased power) increased $4.0 million or 3.5 percent during 1997 compared to 1996.

Electric fuel and purchased power costs increased $2.3 million or
6.4 percent from 1995 to 1996. This increase is also due to the higher cost of replacement power from the extended outage at Kewaunee. Kewaunee was removed from service in September 1996 for scheduled refueling and maintenance work and did not return to service until June 1997. The electric margin decreased $3.1 million or 2.6 percent during 1996 compared to 1995. This decrease in the electric margin was a result of the increase in replacement purchased power costs related to the extended outage at Kewaunee.

Natural gas costs decreased $0.9 million or 1.4 percent from 1997 compared to 1996 due mainly to the decrease in gas delivered caused by the warm winter weather. Gas margin (revenues less natural gas purchased) increased by $1.9 million or 5.6 percent in 1997 compared to 1996. This was a result of continued customer growth and the rate increase mentioned previously.

Natural gas costs increased $8.5 million or 14.8 percent during 1996 compared to 1995. The cold first quarter and the subsequent demand for natural gas increased the cost per therm accordingly. The cost per therm in 1996 increased $0.04 or 13.4 percent over 1995.

Other operating expenses

Operations and maintenance (O&M) expenses increased $4.2 million or 5.9 percent in 1997 compared to 1996. The primary reasons are the higher repair costs for Company-owned generation due to the extended outage of Kewaunee. The co-owners of Kewaunee received authorization from the Public Service Commission of Wisconsin
(PSCW) to defer a majority of the costs for steam generator repairs (see Item 8, page F-16, Note 3). O&M expenses decreased $2.8 million or 3.8 percent during 1996 compared to 1995.

Depreciation and amortization expense increased $2.8 million or
11.0 percent for the year ended 1997 compared to the same period a year ago. This increase is due, in part, to the accelerated depreciation of Kewaunee. Depreciation expense related to decommissioning costs increased $1.8 million or 37.9 percent in 1997 compared to 1996 because of the acceleration of decommissioning of Kewaunee. The PSCW approved accelerated depreciation and decommission funding for Kewaunee based on its service life ending at the end of 2002.

Other nonoperating expenses

The Company's nonutility income for 1997 was $0.8 million compared to operating losses of $5.4 million in 1996. The Company's two gas marketing subsidiaries, GLENCO and American Energy Management Inc. (AEM), formed a joint venture effective January 1, 1997, with another gas marketing company to market natural gas and energy services to industrial and commercial customers in the Great Lakes region. The joint venture is called National Energy Management, L.L.C., and is based in Chicago.

The Company recorded a one-time charge in 1996 of $10.4 million
(after tax) to properly reflect the current value of the Company's investments in its gas marketing subsidiaries and reorganizing these activities for the future (see Item 8, page F-17, Note 4).

Electric and gas operations outlook

The Company anticipates electric and gas customer growth at a compound rate of 1 to 2 percent over the next five-year period ending December 31, 2002. The service territory remains well-insulated against economic downturns. The Company expects to remain a strong competitor in a restructured electric industry because of its low generation costs, competitive rates, low percentage of industrial customers, and lower risk of stranded investments in power plants. The Company continues to offer competitive rates and services to meet the needs of its customers in a deregulated natural gas market.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities

Cash provided by operating activities decreased $7.5 million or
15.5 percent in 1997 compared to 1996. This is mainly due to the reduction in current payables of the Company's gas marketing subsidiaries, GLENCO and AEM. Cash provided by operating activities decreased $2.5 million or 4.9 percent in 1996 compared to 1995.

Capital requirements and investing activities

The Company's liquidity is primarily affected by the requirement of its ongoing construction program. Capital expenditures in 1997 were $21.6 million. It is anticipated that capital expenditures will be $46 million in 1998. The major capital projects for 1998 include the wind energy project in northeastern Wisconsin, which will cost about $14 million, and Company-owned backup generation projects costing about $3 million. The backup generation projects will help maintain electric reliability. Estimated capital expenditures for the years 1999 through 2002 will average $33 million per year.

Capital expenditures and nuclear fuel estimated for 1998, actual for 1997, and the average for the three-year period 1994 through 1996 are shown below:


                       Expenditures for Construction and Nuclear Fuel
                                  (Thousands of Dollars)
For the years ended            1998                                    Annual Average
December 31:                 Estimated                1997              1994 to 1996
Electric
 Production               $17,977       38.7%   $ 5,005        23.1%    $ 1,911      8.5%
 Transmission               2,065        4.5      1,602         7.4       1,151      5.1
 Distribution and
  General                  12,034       25.9      8,287        38.3       8,965     39.8
 Nuclear Fuel               4,228        9.1      1,394         6.4       2,752     12.2
  Total Electric           36,304       78.2     16,288        75.2      14,779     65.6
Gas                         6,441       13.9      4,427        20.5       5,908     26.3
Common                      3,655        7.9        920         4.3       1,812      8.1

 TOTAL                    $46,400      100.0%   $21,635       100.0%    $22,499    100.0%

Financing activities and capitalization matters

In April 1997, the Company purchased on the open market $3.8 million of its First Mortgage Bonds. In June 1997, the Company entered into a fixed interest rate agreement for $5.0 million maturing June 2004.

At December 31, 1997, bank lines of credit available to the Company were $52 million. Bank lines are generally used to support the Company's commercial paper issued which represents a primary source of short-term financing. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's Investors Service and Standard & Poor's Corporation.

The Company's existing bonds are rated AA by Standard & Poor's and Aa2 by Moody's Investors Service.

Kewaunee Nuclear Power Plant

The Company has a 17.8 percent ownership interest in Kewaunee, which it owns jointly with two other utilities. Kewaunee is operating with a license that expires in 2013. Kewaunee returned to service in June 1997, after having been out of service since September 1996, for refueling, routine maintenance, and repair of the steam generators. Kewaunee is currently operating at 97 percent of rated capacity because certain steam generator tubes have been removed from service rather than repaired. Additional replacement power costs due to the extended outage were recovered through a customer surcharge from March 6, 1997, through July 1, 1997 (see Item 8, page F-16, Note 3).

Effective March 20, 1997, the Kewaunee co-owners received authorization from the PSCW to defer all costs associated with the resleeving repair of the steam generators. The co-owners of Kewaunee have received approval from the PSCW on their requested rate recovery of these deferred costs through a customer surcharge (see Item 8, page F-16, Note 3).

Public hearings were held in January 1998 regarding the application filed with the PSCW requesting replacement of the steam generators at Kewaunee. A decision by the PSCW is expected in late March or early April. The Company opposes replacement of the steam generators at Kewaunee.

Electric industry trend

In February 1996, the PSCW submitted a report to the State Legislature on electric utility restructuring in Wisconsin. Included in the report was a 32-step work plan and time line summarizing expected restructuring activities. During the summer of 1997, Wisconsin and Illinois experienced electric supply shortages due to outages of a number of nuclear plants in Illinois and Wisconsin, including Kewaunee. The electric reliability crisis caused the PSCW to revise its previous plans for restructuring the electric industry. In October 1997, the PSCW stated that retail competition cannot occur until all the safeguards are in place to protect consumers. Also, prior to any significant restructuring, reliability concerns must be addressed. This conclusion was consistent with plans proposed by the Company and a broad coalition of customers.

The new plan focuses on the construction of a generation and transmission infrastructure by all Wisconsin utilities to increase the amount of power in the state and the state's ability to obtain electricity from other regions. The PSCW plans to remove any barriers to open access to the transmission system that currently exist and to move forward in its efforts to develop a strong state and regional Independent System Operator
(ISO). This would assure that the transmission system is operated safely, reliably, and with open and nondiscriminatory access. Also in its revised plan, the PSCW plans to explore new ways to promote the development of renewable energy sources. The Company is in the process of building a $14 million wind generation project which will allow its customers to purchase blocks of energy produced with renewable resources. The PSCW has not set a date for retail competition and has concluded that any decision to go to retail competition in the electric industry remains to be made in the future. The Company cannot predict what impact future PSCW actions may have on its future financial condition, cash flows, or results of operations. However, the Company believes it is well-positioned to compete in a deregulated market.

Regulatory and accounting issues

The Company's recent rate order authorized a gas cost recovery mechanism that allows recovery of pipeline capacity, Federal Energy Regulatory Commission (FERC)-approved/mandated charges, and supply demand costs. Under the new mechanism, gas commodity costs will be compared to a monthly benchmark equal to the first-of-the-month index plus adders reflecting the effects on pricing for reliability, flexibility, weather, and variable transportation costs. If actual costs are below the benchmark, full recovery is allowed. Gas commodity costs above the benchmark will be reviewed by the PSCW. A target will also be determined for capacity release. Capacity release above the target will be shared 60 percent with the ratepayers and 40 percent with the shareholders. Any shortfalls in capacity release will be shared 40 percent with the ratepayers and 60 percent with the shareholders.

The restructuring of the electric industry could affect the eligibility of the Company to continue applying Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under this situation, continued deferral of certain regulatory asset and liability amounts on the Company's books may no longer be appropriate as allowed under SFAS No. 71. The Company is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. The PSCW's restructuring plan specifically recognizes the need to allow recovery for commitments made under prior regulatory regimes.

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 1997, SFAS No. 128, "Earnings Per Share," was issued. SFAS No. 128 simplifies the standards for computing earnings per share and requires the presentation of two new amounts, basic and diluted earnings per share. The Company has retroactively adopted this standard for all prior periods reported.

In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. The objective of requiring disclosures about segments of an enterprise and related information is to provide information about different types of business activities in which the Company engages and the different economic environments in which it operates in order to help users of financial statements better understand the Company's performance, assess its prospects for future net cash flows, and make more informed judgments about the Company as a whole.

Mergers

In May 1995, Northern States Power Company (NSP) and Wisconsin Energy Corporation (WEC) announced a proposed $6 billion merger. A company called Primergy Corporation (Primergy) was contemplated to be formed as a result of the merger. On May 14, 1997, the FERC rejected the merger as filed, citing concerns over dominance in the Midwest power and transmission markets. The FERC stated that Primergy would be able to dominate the eastern Wisconsin and upper Michigan power generation market. On May 16, 1997, the Board of Directors from both NSP and WEC agreed to terminate their merger agreement.

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

Environmental issues

Phase II of the Federal Clean Air Act amendments of 1990 sets stringent SO2 and nitrogen oxide emission limitations, which generally take effect January 1, 2000. These may result in increased expenditures. Phase II emission compliance strategies for the Company include the following: fuel switching, emission trading, purchased power agreements, new emission control devices, or installation of new fuel-burning technologies and clean coal technologies. Phase II emission compliance strategies and their costs are currently being evaluated. The Company expects no major capital expenditures as a result of Phase II.

The Company is listed as a potentially responsible party on the roster of generators for the Refuse Hideaway Landfill in Middleton, Wisconsin, and the Lenz Oil site in Lemont, Illinois. The Refuse Hideaway Landfill was used for the disposal of fly-ash sludge from 1980 to 1984. The Lenz Oil Site was operated for several years as a facility for the storage and processing of waste oil. The Environmental Protection Agency (EPA) has placed the two sites on the national priorities Superfund list of sites requiring clean up under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The scope of liability under CERCLA is very broad.

A group of companies is currently negotiating with the EPA on the cleanup of the sites. In the opinion of management and legal counsel, the Company's share of the final cleanup costs will not result in any materially adverse effects on the operations, cash flows, or financial position of the Company. Significant insurance recovery may also be available for the cleanup.

Year 2000

The Company has established a Year 2000 project coordinator and a Year 2000 compliance team to identify our systems, equipment, and operations that will be impacted by the year 2000. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. The Year 2000 team has started to identify the major areas that will be impacted by the year 2000 and initial conversion efforts are under way. The Company is working with suppliers, dealers, financial institutions, and others with which it does business to coordinate year 2000 conversion. The Company is estimating a cost of $2.9 million to become Year 2000 compliant.

Item 8. Financial Statements and Supplementary Data

Index of Consolidated Financial Statements, Footnotes, and
Supplementary Data

  Responsibility for Financial Statements                  F-1
  Report of Independent Accountants                        F-2
  Consolidated Statements of Income and Retained Income    F-3
  Consolidated Statements of Cash Flows                    F-4
  Consolidated Balance Sheets                              F-5
  Consolidated Statements of Capitalization                F-6
  Notes to Consolidated Financial Statements        F-7 - F-20

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


/s/ David C. Mebane
Chairman, President and
Chief Executive Officer

/s/ Terry A. Hanson
Vice President - Finance

Report of Independent Accountants

To the Shareholders and Board of Directors, Madison Gas and
Electric Company:

We have audited the accompanying consolidated balance sheets and statements of capitalization of MADISON GAS AND ELECTRIC COMPANY and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and retained income and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Madison Gas and Electric Company and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.
Milwaukee, Wisconsin
February 6, 1998

Consolidated Statements of Income and Retained Income
(Thousands of dollars, except per-share amounts)
For the years ended December 31               1997          1996           1995
CONSOLIDATED STATEMENT OF INCOME

Operating Revenues:
  Electric                                  $163,123      $152,747       $153,554
  Gas                                        101,525       100,544         95,036
    Total Operating Revenues                 264,648       253,291        248,590
Operating Expenses:
  Fuel for electric generation                30,764        26,676         28,017
  Purchased power                             14,008        11,687          8,048
  Natural gas purchased                       65,079        66,021         57,488
  Other operations                            62,018        58,178         61,499
  Maintenance                                 12,735        12,414         11,858
  Depreciation and amortization               28,317        25,510         24,815
  Other general taxes                          8,797         8,736          8,709
  Income tax items                            11,940        12,553         14,285
    Total Operating Expenses                 233,658       221,775        214,719
Net Operating Income                          30,990        31,516         33,871
  AFUDC - equity funds                            28            40             57
  Other income, net                            1,445         1,517            549
  Writedown of nonregulated gas                    -       (10,400)             -
  subsidiaries, net
  Non-utility operating (loss)/income, net       784        (5,355)         1,000
    Income Before Interest Expense            33,247        17,318         35,477
Interest Expense:
  Interest on long-term debt                   9,641         9,815         10,331
  Other interest                               1,098         1,097          1,205
  AFUDC - borrowed funds                         (15)          (21)           (29)
    Net Interest Expense                      10,724        10,891         11,507
Net Income                                    22,523         6,427         23,970
Preferred stock dividends                          -             -             64
Earnings on Common Stock                   $  22,523      $  6,427      $  23,906
Earnings Per Share of Common Stock (basic
and diluted) (Average shares outstanding -
16,079,718 for all years)                      $1.40         $0.40          $1.49

     CONSOLIDATED STATEMENTS OF RETAINED INCOME
Balance - Beginning of Year                  $50,451       $64,499        $60,851
Add - Net income                              22,523         6,427         23,970
Deduct - Cash dividends on common stock      (20,689)      (20,475)       (20,258)
         (Dividends per share were $1.29,
          $1.27, and $1.26, respectively)
         Preferred stock dividend                  -             -            (64)
Balance - End of Year                        $52,285       $50,451        $64,499

The accompanying notes are an integral part of the above statements.

Consolidated Statements of Cash Flows
(Thousands of dollars, except per-share amounts)
 For the years ended December 31,                1997           1996           1995
Operating Activities:
  Net income                                    $22,523        $ 6,427         $23,970
  Items not affecting cash:
    Depreciation and amortization                28,317         25,510          24,815
    Deferred income taxes                        (1,400)        (7,181)         (2,442)
    Amortization of nuclear fuel                  1,517          2,098           2,740
    Amortization of investment tax credits         (753)          (792)           (768)
    AFUDC - equity funds                            (28)           (40)            (57)
    Writedown of nonregulated gas                     -         15,741               -
    subsidiaries
    Other                                           431          1,146           1,729
     Net Funds Provided from Operations          50,607         42,909          49,987
    Changes in working capital, excluding
    cash equivalents, sinking funds,
    maturities, and interim loans:
     Decrease/(increase) in current assets        6,162         (3,445)        (12,168)
     (Decrease)/increase in current             (21,174)         2,458          11,287
     liabilities
  Other noncurrent items, net                     5,244          6,386           1,716
     Cash Provided by Operating Activities       40,839         48,308          50,822
 Financing Activities:
  Cash dividends on common and preferred        (20,689)       (20,475)        (20,322)
  stock
  Maturities/redemptions of First Mortgage       (3,800)        (7,840)        (13,263)
  Bonds
  Increase in long-term debt                      5,000              -          11,000
  Other decreases in First Mortgage Bonds          (163)          (162)           (199)
  Decrease in preferred stock                         -              -          (5,300)
  Decrease in bond construction funds, net            -              -           8,090
  Increase/(decrease) in interim loans            3,750          9,250          (8,100)
     Cash Used for Financing Activities         (15,902)       (19,227)        (28,094)
 Investing Activities:
  Acquisition of nonregulated subsidiary              -              -          (8,036)
  Additions to utility plant and nuclear fuel   (21,635)       (21,906)        (19,162)
  AFUDC - borrowed funds                            (15)           (21)            (29)
  Increase in nuclear decommissioning fund       (6,467)        (4,710)         (4,191)
     Cash Used for Investing Activities         (28,117)       (26,637)        (31,418)
  Change in Cash and Cash Equivalents             (3,180)         2,444          (8,690)
  Cash and cash equivalents at beginning of
    period                                        5,288          2,844          11,534
  Cash and cash equivalents at end of period     $2,108        $ 5,288         $ 2,844

 The accompanying notes are an integral part of the above statements.

Consolidated Balance Sheets
(Thousands of dollars)
 At December 31,                                        1997              1996
                       ASSETS
 Utility Plant, at original cost, in service:
  Electric                                             $510,405          $500,690
  Gas                                                   181,861           178,312
    Gross Plant in Service                              692,266           679,002
  Less accumulated provision for depreciation          (407,602)         (374,315)
    Net Plant in Service                                284,664           304,687
  Construction work in progress                          10,995             7,517
  Nuclear decommissioning fund                           59,179            44,617
  Nuclear fuel, net                                       8,255             8,378
    Total Utility Plant                                 363,093           365,199
 Other Property and Investments                           8,252             7,115
 Current Assets:
  Cash and cash equivalents                               2,108             5,288
  Accounts receivable, less reserves of $1,235 and
    $1,220, respectively                                 28,395            39,145
  Unbilled revenue                                       13,580            13,852
  Materials and supplies, at lower of average cost
    or market                                             5,557             5,740
  Fossil fuel, at lower of average cost or market         3,605             1,808
  Stored natural gas, at lower of average cost or
    market                                                9,851             7,189
  Prepaid taxes                                           7,190             7,258
  Other prepayments                                       2,081             1,429
    Total Current Assets                                 72,367            81,709
 Deferred Charges                                        28,078            30,146
    Total Assets                                       $471,790          $484,169

           CAPITALIZATION AND LIABILITIES
 Capitalization (see statement)                        $310,846          $307,975
 Current Liabilities:
  Long-term debt sinking fund requirements                  200               200
  Interim loans - commercial paper outstanding           33,500            29,750
  Accounts payable                                       14,528            30,094
  Accrued interest                                        2,206             2,322
  Accrued nonregulated items                              4,837             7,923
  Other                                                   5,326             7,732
    Total Current Liabilities                            60,597            78,021
 Other Credits:
  Deferred income taxes                                  45,572            46,972
  Regulatory liability - SFAS 109                        24,875            23,914
   Investment tax credit - deferred                       10,685            11,439
  Other regulatory liabilities                           19,215            15,848
    Total Other Credits                                 100,347            98,173
 Commitments                                                  -                 -
    Total Capitalization and Liabilities               $471,790          $484,169

 The accompanying notes are an integral part of the above balance sheets.

Consolidated Statements of Capitalization
(Thousands of dollars)
At December 31,                                  1997            1996
Common Shareholders' Equity:
  Common stock - par value $1 per share:
   Authorized 50,000,000 shares
   Outstanding 16,079,718 shares              $  16,080       $  16,080
  Amount received in excess of par value        112,558         112,558
  Retained income                                52,285          50,451
   Total Common Shareholders' Equity            180,923         179,089


First Mortgage Bonds:
  6 1/2%, 2006 Series:
   Pollution Control Revenue Bonds                6,675           6,875
  8.50%, 2022 Series                             40,000          40,000
  6.75%, 2027A Series:
   Industrial Development Revenue Bonds          28,000          28,000
  6.70%, 2027B Series:
   Industrial Development Revenue Bonds          19,300          19,300
  7.70%, 2028 Series                             21,200          25,000
   First Mortgage Bonds Outstanding             115,175         119,175
  Unamortized discount and premium on            (1,052)         (1,089)
  bonds, net
  Long-term debt sinking fund requirements         (200)           (200)
   Total First Mortgage Bonds                   113,923         117,886

Other Long-Term Debt:
  6.01%, due 2000                                11,000          11,000
  6.91%, due 2004                                 5,000               -
   Total Capitalization                        $310,846        $307,975

The accompanying notes are an integral part of the above statements.

Notes to Consolidated Financial Statements
December 31, 1997, 1996, and 1995

1.  Summary of Significant Accounting Policies

    a.  General

        Madison Gas and Electric Company (the Company) is an investor-owned public utility headquartered in Madison, Wisconsin. The Company generates, transmits, and distributes electricity to about 123,000 customers in a 250-square-mile area of Dane County. The Company also transports and distributes natural gas to over 107,000 customers in 1,325 square miles of service territories in seven counties.

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

        Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. They also affect the disclosure of contingencies. Actual results could differ from those estimates.

    b.  Utility Plant

        Utility plant is stated at the original cost of construction, which includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, administrative and general costs, and an allowance for funds used during construction (AFUDC).

        AFUDC represents the approximate cost of debt and equity capital devoted to plant under construction. The Company presently capitalizes AFUDC at a rate of 10.76 percent on 50 percent of construction work in progress. The AFUDC rate approximates the Company's cost of capital. The portion of the allowance applicable to borrowed funds is presented in the Consolidated Statements of Income as a reduction of interest expense, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

        Substantially all of the Company's utility plant is subject to a first mortgage lien.

    c.  Nuclear Fuel

        The cost of nuclear fuel used for electric generation is being amortized to fuel expense and recovered in rates based on the quantity of heat produced for the generation of electric energy by the Kewaunee Nuclear Power Plant (Kewaunee). Such cost includes a provision for estimated future disposal costs of spent nuclear fuel. The Company currently pays disposal fees to the Department of Energy based on net nuclear generation. The Company has recovered through rates and satisfied its known fuel disposal liability for past nuclear generation.

        The National Energy Policy Act enacted in 1992 contains a provision for all utilities that have used federal enrichment facilities to pay a special assessment for decontamination and decommissioning for these facilities. This special assessment will be based on past enrichment, and the Company has accrued and deferred an estimate of $2.2 million for the Company's portion of the special assessment. The Company believes all costs will be recovered in future rates.

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

                              Columbia          Kewaunee
        (Thousands of      1997     1996     1997      1996
        dollars)

        Utility plant     $85,183  $85,377  $57,883   $57,929
        Accumulated
          depreciation   (48,762)  (46,704) (38,799)  (36,271)

          Net Plant       $36,421  $38,673   $19,084  $21,658

    e.  Depreciation

        Provisions at composite straight-line depreciation rates, excluding decommissioning costs discussed as follows, approximate the following percentages of the cost of depreciable property: electric, 3.4 percent in 1997 and
        3.3 percent in 1996 and 1995; gas, 3.4 percent in 1997 and 1996 and 3.5 percent in 1995. Depreciation rates are approved by the Public Service Commission of Wisconsin
        (PSCW) and are generally based on the estimated economic lives of property.

        Nuclear decommissioning costs are being accrued to an end-of-service life of 2002 for Kewaunee. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1997, the decommissioning costs recovered in rates were $4.9 million.

        Decommissioning costs are recovered through depreciation expense, excluding earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is
        5.6 percent. As of December 31, 1997, the decommissioning trusts, totaling $59.2 million, are shown on the balance sheet in the utility plant section and offset by an equal amount under accumulated provision for depreciation.

        The Company's share of Kewaunee decommissioning costs is estimated to be $78.8 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs as studied are assumed to inflate at an average rate of 6.0 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2039 related to the storage of spent nuclear fuel at the plant site.

     f. Income Taxes

        Total income taxes in the Consolidated Statements of Income are as follows:

        (Thousands of dollars)      1997      1996      1995

        Income taxes charged to
          operations               $11,940   $12,553   $14,285
        Income taxes charged to
          other income               1,571    (7,942)      786
        Total income taxes         $13,511    $ 4,611  $15,071

        Total income taxes consist of the following provision
        (benefit) components for the years ended December 31:


        (Thousands of           1997        1996     1995
        dollars)
        Currently payable
             Federal           $12,229     $9,317   $14,602
             State               3,435      3,267     3,679
        Net deferred
             Federal            (1,308)    (7,079)   (2,217)
             State                 (92)      (102)     (225)
        Amortized investment
          tax credits             (753)      (792)     (768)
        Total income taxes     $13,511    $ 4,611   $15,071

        Deferred income taxes are provided to reflect the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Investment tax credits from regulated operations are amortized over the service lives of the property to which they relate.

        The differences between the federal statutory income tax rate and the Company's effective rate are as follows:

                                                1997            1996          1995
        Statutory federal income tax rate      35.0%          35.0%        35.0%
        Amortized investment tax credits       (2.1)          (7.2)        (2.0)
        State income taxes, net of
          federal benefit                       5.9            7.3          5.8
        Valuation allowance                    (0.2)          10.9            -
        Other, individually insignificant      (1.1)          (4.2)         (0.2)
        Effective income tax rate                37.5%          41.8%        38.6%

        The significant components of deferred tax liabilities
        (assets) that appear on the Consolidated Balance Sheets as of December 31 are as follows:

        (Thousands of dollars)        1997           1996

        Property-related             $57,951       $59,522
        Other                          6,026         6,788
          Gross deferred income tax
            liabilities               63,977        66,310
        Accrued expenses              (6,344)       (7,629)
        Other                         (3,166)       (3,311)
        Deferred tax regulatory       (9,983)       (9,598)
        account
          Gross deferred income tax
            assets                   (19,493)      (20,538)
          Less valuation allowance     1,088         1,200
          Net deferred income tax
            assets                   (18,405)      (19,338)
          Deferred income taxes     $ 45,572      $ 46,972

        Excess deferred income taxes, resulting chiefly from taxes provided at rates higher than current rates, have been recorded as a net regulatory liability ($24.9 million and $23.9 million at December 31, 1997 and 1996, respectively), refundable through future rates.

        As discussed in Note 4, on page F-17, the Company's nonregulated gas marketing subsidiaries have entered into a joint venture with an unrelated third party. Realization of state deferred tax assets including net operating loss carryforwards of these subsidiaries is dependent on future income of the joint venture in states where the subsidiaries file separate tax returns. Due to the circumstances associated with these temporary differences, a valuation allowance was established at December 31, 1997 and 1996, for these deferred tax assets.

        For tax purposes, these subsidiaries, as of December 31, 1997, had approximately $10.4 million of state tax net operating loss carryforwards which expire, if unused, in the year 2012.

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

        The funded status of the plans at December 31 is as follows:

        (Thousands of dollars)             1997      1996

        Fair value of plan assets         $70,298   $58,770

        Actuarial present value of
        benefits rendered to date -
        Accumulated benefits based on
        compensation to date, including
        vested benefits of $47,958 and
        $40,840 respectively               54,025    46,019
        Additional benefits based on
        estimated future salary levels     11,085     9,093

        Projected benefit obligation      $65,110   $55,112

        Plan assets greater than
        projected benefit obligation        5,188     3,658
        Unrecognized net (gain)            (6,390)   (5,381)

        Unrecognized prior service cost     1,140     1,004

        Net liability                      $  (62)  $  (719)

        Components of net pension costs for the years ended December 31 are:

        (Thousands of dollars)        1997     1996     1995

        Service costs (benefits
          earned during the period)   $1,616  $1,715   $1,416
        Interest costs on projected
          benefit obligation           4,421   4,090    3,724
        Actual return on plan        (12,244  (7,302) (10,033)
        Net amortization and
        Net pension costs               $649  $1,056   $1,573

        The assumed rates for calculations used in the above tables were:

                                        1997   1996   1995
        Expected long-term rate of
          return on plan assets         9.50%  9.50%  9.50%
        Average rate of increase in
          salaries                      5.00%  5.00%  5.00%
        Weighted average discount
          rate                          7.25%  7.75%  7.25%

        In addition to the noted plans, the Company also maintains two defined-contribution 401(k) benefit plans for its employees. The Company's costs of the 401(k) plan was $0.3 million in 1997 and $0.2 million in years 1996 and 1995.

    h.  Postretirement Benefits Other Than Pensions

        The Company provides health care and life insurance benefits for its retired employees, and substantially all of the Company's employees may become eligible for these benefits upon retirement. These benefits are accrued over the period in which employees provide services to the Company.

        The Company has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years. The Company's obligation and costs are based on a discount rate of
        7.25 percent in 1997, 7.75 percent in 1996, and
        7.25 percent in 1995. The net periodic benefit costs for the years 1997 through 1995 were based on an assumed long-term rate of return on plan assets of 9.5 percent. The assumed rate of increase in health care costs (health-care-cost trend rate) is 10 percent in 1997, decreasing gradually to 5 percent in 2003 and remaining constant thereafter. Increasing the health-care-cost trend rates of future years by one percentage point would increase the accumulated postretirement benefit obligation by $2.8 million and would increase annual aggregate service and interest costs by $0.4 million.

        The Company's policy is to fund the obligation to the yearly maximum through tax-advantaged vehicles. The plan's assets are in trust or on reserve with an insurance company.

        The funded status of the plan at December 31 is as follows:

        (Thousands of dollars)            1997          1996

        Accumulated postretirement
        benefit obligation (APBO):
          Retirees                       $(4,122)    $(4,192)
          Fully eligible active plan
            participants                  (2,091)     (1,662)
          Other active plan
            participants                  (9,570)     (8,526)
              Total                     $(15,783)   $(14,380)
        Plan assets at fair value          4,467       3,602
        APBO in excess of plan assets    (11,316)    (10,778)
        Unrecognized transition
          obligation                       6,511       6,945
        Unrecognized prior service
          costs                            2,111       2,000
        Unrecognized gain                 (1,832)     (1,825)
          Accrued postretirement
            benefit liability             $(4,526)   $(3,658)

        Components of net periodic benefit costs for the years ended December 31 are as follows:

        (Thousands of dollars)     1997     1996     1995

        Service cost               $490     $546     $429
        Interest cost on APBO     1,062    1,062      989
        Actual return on plan
          assets                   (388)    (287)    (177)
        Net amortization and
          deferral                  583      622      606
        Regulatory effect based
          on phase in                 -      402       95
        Net periodic benefit
          cost                   $1,747   $2,345   $1,942

     i.  Fair Value of Financial Instruments

        At December 31, 1997, the carrying amount of cash and cash equivalents approximates fair value. The estimated fair market value of the Company's First Mortgage Bonds and other long-term debt, based on quoted market prices at December 31, is as follows:

        (Thousands of dollars)     1997         1996

        Carrying amount
        (includes sinking
        funds)                   $131,175     $130,175
        Fair market value        $137,611     $136,332

2.  Capitalization Matters

    a.  First Mortgage Bonds and Other Long-Term Debt

        On April 18, 1997, the Company purchased on the open market $3.8 million of its 7.70%, 2028 series, First Mortgage Bonds. The Company purchased these bonds at a discount and later retired them. On June 10, 1997, the Company entered into a fixed interest rate agreement in a principal amount of $5.0 million at 6.91%, maturing on June 10, 2004.

        The annual sinking fund requirements of the outstanding
        First Mortgage Bonds is $0.2 million in 1998 through
        2002.

    b.  Preferred Stock

        The Company has 1,175,000 shares of $25 par value redeemable preferred stock, cumulative, that is authorized but unissued at December 31, 1997.

    c.  Notes Payable to Banks, Commercial Paper, and Lines of
        Credit

        For short-term borrowings, the Company generally issues commercial paper (issued at the prevailing discount rate at the time of issuance) which is supported by unused bank lines of credit. Through negotiations with several banks, the Company had $52 million in bank lines of credit.

        Information concerning short-term borrowings for the years is set forth below:

        (Thousands of dollars)
        December 31:                   1997     1996       1995

        Available lines of credit
          (MGE)                        $52,000  $45,000   $35,000
        Available lines of credit
          (GLENCO)                     $     -  $10,000   $ 5,000
        Commercial paper outstanding $33,500 $29,750 $20,500 Weighted average interest
          rate                           6.06%    5.63%     5.86%
        During the year:
        Maximum short-term
          borrowings                  $33,500   $29,750   $28,600
        Average short-term
          borrowings                  $16,816   $13,805   $16,091
        Weighted average interest
          rate                          5.68%     5.53%     6.03%

 3.  Rate Matters

    The Company received an interim rate order from the PSCW in March 1997. Effective with the order, the Company collected a 0.507 cents per kilowatt-hour surcharge on customers' bills to cover costs incurred by the Company while Kewaunee remained out of service. Additional replacement power costs in the amount of about $1.0 million per month were recovered through the customer surcharge during the period March 6, 1997, through July 1, 1997.

    In August 1997, the PSCW's rate order became effective increasing electric rates $4.9 million, or 3.1 percent, and natural gas rates $3.5 million, or 3.5 percent. These rates will remain in place until the next test year, which is scheduled to begin January 1, 1999. These current rates are based on an authorized return on common stock equity of 12.0 percent. The proposed early recovery of the Kewaunee investment and accelerated decommissioning collections are the primary reasons for the increase in electric rates. Gas rates increased due to substantial technology upgrades and infrastructure improvements as well as higher operating costs due to inflation. Prior to the recently approved increases, electric rates had not been increased since 1990 and were reduced in 1993 and 1994. Gas rates had not been increased since 1989 and were reduced in 1990, 1992 and 1993.

    The co-owners of Kewaunee filed an application with the PSCW in November 1997 for a customer surcharge to recover costs associated with the 1997 steam generator repairs. The Company's portion of these costs is approximately $1.8 million (excluding carrying costs). The Company requested recovery of these costs through a customer surcharge which would be collected over a four-month period in 1998. The PSCW approved, at its open meeting on March 19, 1998, the Company's request for a customer surcharge relating to recovery of 1997 steam generator repair costs.

4.  Gas Marketing Subsidiaries

    In December 1996, the Company wrote down its investment in both Great Lakes Energy Corp. (GLENCO) and American Energy Management Inc. (AEM), the Company's gas marketing subsidiaries, to properly reflect current value. The write down resulted in an after-tax charge to income of $10.4 million. As of December 31, 1997, a $4.8 million liability remains to account for the remaining commitment and contingencies related to this writedown. GLENCO and AEM formed a joint venture with another gas marketing company effective January 1, 1997. The joint venture is called National Energy Management L.L.C. and is based in Chicago.

    Also in December 1996, the Company had a one-time after-tax charge of $1.6 million on net income. The charge resulted from a refund to the Company's natural gas customers. Under a sharing mechanism with GLENCO, an economic benefit based on GLENCO's net income was passed back to the Company's natural gas utility customers.

5.  Commitments

    Utility plant construction expenditures for 1998, including the Company's proportional share of jointly owned electric power production facilities and purchases of fuel for Kewaunee, are estimated to be $46 million and substantial commitments have been incurred in connection with such expenditures. Significant commitments have also been made for fuel for Columbia.

6.  Segments of Business

    The table below presents information pertaining to the Company's segments of business. Information regarding the distribution of net assets between electric and gas for the years ended December 31 is set forth on page II-2.

      (Thousands of dollars)         1997          1996         1995
     Electric Operations

     Total revenues                $163,123      $152,747     $153,554
     Operation and maintenance
     expenses                       100,854        90,862       89,994

     Depreciation and
     amortization                    22,799        20,094       19,503

     Other general taxes              6,937         7,000        6,908
       Pre-tax Operating
       Income                      $ 32,533      $ 34,791     $ 37,149

     Income taxes                     9,106        10,221       11,193

     Net Operating Income          $ 23,427      $ 24,570     $ 25,956
     Construction and Nuclear
     Fuel Expenditures
     (Electric)                    $ 16,849      $ 16,855     $ 14,006

     Gas Operations

     Operating revenues            $101,525      $100,544     $ 95,036

     Revenues from sales to
     electric utility                 6,038         2,304        3,100

       Total Revenues               107,563       102,848       98,136

     Operation and maintenance
     expenses                        89,788        86,418       80,017

     Depreciation and
     amortization                     5,518         5,416        5,312

     Other general taxes              1,860         1,736        1,801

      Pre-tax Operating
      Income                         10,397         9,278       11,006

     Income taxes                     2,834         2,332        3,091

     Net Operating Income         $   7,563      $  6,946     $  7,915

     Construction Expenditures
     (Gas)                        $   4,786      $  5,051     $  5,156

 7.  Supplemental Cash Flow Information

    For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

    Cash payments for interest and income taxes for the years ended December 31 were as follows:

     (Thousands of
     Dollars)          1997     1996       1995

     Interest
     paid, net of
     amounts
     capitalized     $10,841   $10,932    $11,894

     Income taxes
     paid, net       $15,365   $16,041    $18,016

8.  Regulatory Assets and Liabilities

    Pursuant to SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company capitalizes, as deferred charges, incurred costs that are expected to be recovered in future electric and natural gas rates. The Company also records as other credits, obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs. The Company's regulatory assets and liabilities, included in deferred charges and credits on the balance sheet, consisted of the following as of December 31:


                                          1997                         1996
     (Thousands of Dollars)       Assets       Liabilities    Assets       Liabilities
     Demand-side management       $10,052       $    759     $12,284        $    728

     Decommissioning and
     decontamination                2,300          2,211       2,403           2,403

     Unamortized debt
     expense                        5,072              -       5,260               -

     Other postretirement
     benefits                          58          4,567           -           3,481

     Kewaunee
     outage/repairs                 2,052            933           -               -

     Summer power shortages         1,704              -           -               -

     Subtotal regulatory
     assets/liabilities            21,238          8,470      19,947           6,612

     Other deferred items           6,840         10,745      10,199           9,236

     Subtotal deferred
     items                         28,078         19,215      30,146          15,848

     Regulatory liability -
     SFAS 109                           -         24,875           -          23,914

          TOTAL                   $28,078        $44,090     $30,146         $39,762

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information concerning the Directors of the Company is contained in the definitive proxy statement under the section "Election of Directors" filed on March 23, 1998, with the Securities and Exchange Commission, which is incorporated herein by reference.

 Executive Officers of the Registrant (elected annually by Directors)
                                                                      Effective  Service Years
Executive           Title                                                Date    as an Officer
David C. Mebane     Chairman, President and CEO                        05/09/94       17
Age:  64            President, CEO and COO                             01/01/94
                    President and COO                                  10/01/91

Mark C. Williamson  Senior Vice President - Energy Services            05/01/95        6
Age:  44            Vice President - Energy Services                   05/03/93
                    Assistant Vice President - Energy Services         11/01/92
Gary J. Wolter      Senior Vice President - Administration and                         7
Age:  43            Secretary                                          05/01/95
                    Vice President - Administration and Secretary
                                                                       12/01/91

Ronald L. Semmann   Group Vice President                               01/01/98        1
Age:  62            Vice President - Human Resources                   07/18/97
                    Special Assistant to the Chairman                  05/12/97

James C. Boll       Vice President - Law and Corporate                                 5
Age:  62            Communications                                     10/20/95
                    Assistant Vice President - Law and Corporate
                    Comms.                                             05/03/93
                    Executive Director - Law and Corporate Comms.
                                                                       01/13/92

Terry A. Hanson     Vice President - Finance                           11/01/97        7
Age:  46            Vice President and Treasurer                       10/01/96
                    Treasurer                                          12/01/91

Lynn K. Hobbie      Vice President - Marketing                         05/01/96        4
Age:  39            Assistant Vice President - Marketing               11/01/94
                    Senior Director - Marketing                        07/01/93
                    Director - Market Planning and Programs            11/01/92

Thomas R. Krull     Vice President - Gas and Electric Operations                       5
Age:  48            Vice President - Electric Transmission and         11/01/97
                    Distribution
                    Assistant Vice President - Electric Trans. and     05/01/96
                    Dist.
                    Executive Director -Electric Transmission and      05/03/93
                    Dist.

Peter J. Waldron    Vice President - Power Supply Ops. and Eng.        04/23/97        2
Age:  40            Assistant Vice President - Power Supply Ops. and
                    Eng.                                               05/01/96
                    Executive Director - Power Supply Ops. and Eng.    10/01/95
                    Senior Director - Power Supply Ops. and Eng.       12/01/94
                    Director - Power Supply Ops. and Eng.              04/01/93
                    Manager - Power Supply Ops. and Eng.               02/01/92

Jeffrey C. Newman   Treasurer                                          11/01/97        1
Age:  35            Executive Director - Budgets and Financial
                    Management                                         05/01/96
                    Director - Budgets and Financial Management        08/01/92

Scott A. Neitzel    Assistant Vice President - Gas Rates and Fuels     08/04/97        1
Age:  37

Joe R. Trueblood    Assistant Vice President - Gas Operations          11/01/97        1
Age: 63             Director - Gas System Planning and Construction    05/01/92

Carol A. Wiskowski  Assistant Vice President - Admin. and Assistant                   19
Age:  58            Secretary                                          05/01/92

Item 11. Executive Compensation

See Item 12 below.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

The required information for Items 11 and 12 is included in the Company's definitive proxy statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock by Directors and Executive Officers" filed with the Securities and Exchange Commission on March 23, 1998, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.


PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

1a. Financial statements (consolidated, as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997). Included in Part II, Item 8, of this report:

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

    Exhibits (an asterisk (*) indicates a management contract or compensatory plan or arrangement):

     No. Description of document

    3.(i)Articles of Incorporation as in effect at May 6, 1996.
    (Incorporated by reference to Exhibit 3.(i) with 1996 10-K in File No. 0-1125.)

    3.(ii)By-Laws as in effect at January 1, 1991. (Incorporated by reference to Exhibit 3B with 1991 10-K in File No. 0-
    1125.)

    4A Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee, dated as of January 1, 1946, and filed as Exhibit 7-D to SEC File No. 0-1125 and the following indentures supplemental thereto are incorporated herein by reference:

     Supplemental     Dated    Exhibit
     Indenture        as of       No.      SEC File No.

     Tenth(1)        11/01/76    2.03      2-60227
     Fourteenth      04/01/92     4C       0-1125 (1992 10-K)
     Fifteenth       04/01/92     4D       0-1125 (1992 10-K)
     Sixteenth       10/01/92     4E       0-1125 (1992 10-K)
     Seventeenth     02/01/93     4F       0-1125 (1992 10-K)

      No. Description of document

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

    21    Subsidiaries of the Registrant.

    23    Consent of Independent Accountants.

    27    Appendix E to Item 601(c) of Regulation S-K:  Public
          Utilities Companies Financial Data Schedule UT.

 3. Reports on Form 8-K - No Current Report on Form 8-K was filed for the quarter ended December 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       MADISON GAS AND ELECTRIC COMPANY
                       (Registrant)

 Date: March 23, 1998  /s/ David C. Mebane
                       David C. Mebane
                       Chairman, President and Chief
                       Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1998.

 /s/ David C. Mebane            Chairman, President and Chief
                                Executive Officer and Director
                                (Principal Executive Officer)

 /s/ Terry A. Hanson            Vice President - Finance
                                (Principal Financial Officer and
                                Principal Accounting Officer)

 /s/ Frank C. Vondrasek         Vice Chairman and Director

 Jean Manchester Biddick        Director

 /s/ Richard E. Blaney          Director

 /s/ Regina M. Millner          Director

 /s/ Frederic E. Mohs           Director

 /s/ Phillip C. Stark           Director

 /s/ H. Lee Swanson             Director