Form 10-Q
period 1998-03-31
MADISON GAS & ELECTRIC CO
filed 1998-05-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.  20549
                          FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: MARCH 31, 1998

                              or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from: __________ to  _________


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

                        (608) 252-7000
      (Registrant s telephone number including area code)


 Common Stock Outstanding at May 14, 1998: 16,079,718 Shares

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              Madison Gas and Electric Company and Subsidiaries
                            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                                            (Thousands of Dollars)
                                                 (Unaudited)
                                                        Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                      1998             1997
                                                    -------          -------
 STATEMENTS OF INCOME
 Operating Revenues:
  Electric   . . . . . . . . . . . . . . . . . .    $38,393          $37,431
  Gas  . . . . . . . . . . . . . . . . . . . . .     36,722           47,482
                                                    -------          -------
    Total Operating Revenues   . . . . . . . . .     75,115           84,913
                                                    -------          -------
 Operating Expenses:
  Fuel for electric generation   . . . . . . . .      6,846            7,509
  Purchased power  . . . . . . . . . . . . . . .      1,702            4,314
  Natural gas purchased  . . . . . . . . . . . .     22,781           33,176
  Other operations   . . . . . . . . . . . . . .     15,845           15,358
  Maintenance  . . . . . . . . . . . . . . . . .      2,527            2,540
  Depreciation and amortization  . . . . . . . .      8,258            6,364
  Other general taxes  . . . . . . . . . . . . .      2,330            2,214
  Income taxes   . . . . . . . . . . . . . . . .      4,592            4,085
                                                    -------          -------
    Total Operating Expenses   . . . . . . . . .     64,881           75,560
                                                    -------          -------
 Net Operating Income  . . . . . . . . . . . . .     10,234            9,353
 Allowance for funds used during construction -
   equity funds  . . . . . . . . . . . . . . . .         24               12
 Other income, net . . . . . . . . . . . . . . .        691              531
 Non-utility operating income/(loss), net  . . .        133              786
                                                    -------          -------
 Income before interest expense  . . . . . . . .     11,082           10,682
                                                    -------          -------
 Interest expense:
  Interest on long-term debt   . . . . . . . . .      2,423            2,404
  Other interest   . . . . . . . . . . . . . . .        257              248
  Allowance for funds used during construction -
    borrowed funds   . . . . . . . . . . . . . .        (13)              (6)
                                                    -------          -------
    Net Interest Expense   . . . . . . . . . . .      2,667            2,646
                                                    -------          -------
 Net Income  . . . . . . . . . . . . . . . . . .    $ 8,415          $ 8,036
                                                    =======          =======
 Earnings per share of common stock (basic and
 diluted) (Note 3) . . . . . . . . . . . . . . .      $0.52            $0.50

                                                    =======          =======
          STATEMENTS OF RETAINED INCOME

 Balance - beginning of period . . . . . . . . .    $52,285          $50,451
 Earnings on common stock  . . . . . . . . . . .      8,415            8,036
 Cash dividends on common stock (Note 3) . . . .     (5,199)          (5,146)
                                                    -------          -------
 Balance - end of period . . . . . . . . . . . .    $55,501          $53,341
                                                    =======          =======

The accompanying notes are an integral part of the above statements.

                               Madison Gas and Electric Company and Subsidiaries
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Thousands of Dollars)
                                                 (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           1998            1997
                                                         -------         -------
Operating Activities:
  Net income   . . . . . . . . . . . . . . . . . . .     $ 8,415         $ 8,036

  Items not affecting working capital:
    Depreciation and amortization  . . . . . . . . .       8,258           6,364
    Deferred income taxes  . . . . . . . . . . . . .      (1,438)             16
    Amortization of nuclear fuel   . . . . . . . . .         618               -
    Amortization of investment tax credits   . . . .        (186)           (191)
    Allowance for funds used during construction -
    equity funds   . . . . . . . . . . . . . . . . .         (24)            (12)
    Other  . . . . . . . . . . . . . . . . . . . . .         (44)            181
                                                         -------         -------
      Net funds provided from operations   . . . . .      15,599          14,394
  Changes in working capital, excluding cash
  equivalents, sinking funds,
  maturities, and interim loans:
    Decrease in current assets   . . . . . . . . . .      14,843          22,801
    Increase/(decrease) in current liabilities   . .       3,883         (13,812)
  Other noncurrent items, net  . . . . . . . . . . .       6,542           7,096
                                                         -------         -------
    Cash provided by Operating Activities  . . . . .      40,867          30,479
 Financing Activities:
  Cash dividends on common stock   . . . . . . . . .      (5,199)         (5,146)
  Other decreases in First Mortgage Bonds  . . . . .          10               9
  Decrease in interim loans  . . . . . . . . . . . .     (24,750)        (21,250)
                                                         -------         -------
    Cash used for Financing Activities   . . . . . .     (29,939)        (26,387)
                                                         -------         -------
 Investing Activities:
  Additions to utility plant and nuclear fuel  . . .      (5,176)         (3,317)
  Allowance for funds used during construction -
    borrowed funds   . . . . . . . . . . . . . . . . .       (13)             (6)
  Increase in nuclear decommissioning fund   . . . .      (2,517)         (1,141)
                                                         -------         -------
    Cash used for Investing Activities   . . . . . .      (7,706)         (4,464)
                                                         -------         -------
 Change in Cash and Cash Equivalents (Note 5)  . . .       3,222            (372)
  Cash and cash equivalents at beginning of period .       2,108           5,288
                                                         -------         -------
    Cash and cash equivalents at end of period   . .     $ 5,330         $ 4,916
                                                         =======         =======

The accompanying notes are an integral part of the above statements.

                              Madison Gas and Electric Company and Subsidiaries
                                         CONSOLIDATED BALANCE SHEETS
                                            (Thousands of Dollars)
                                                 (Unaudited)
                                                       Mar. 31,         Dec. 31,
                                                         1998             1997
                                                       --------         --------
                   ASSETS
 Utility Plant, at original cost, in service:
  Electric   . . . . . . . . . . . . . . . . . . . .   $512,536         $510,405
  Gas  . . . . . . . . . . . . . . . . . . . . . . .    182,553          181,861
                                                       --------         --------
    Gross plant in service   . . . . . . . . . . . .    695,089          692,266
  Less accumulated provision for depreciation  . . .   (419,811)        (407,602)
                                                       --------         --------
    Net plant in service   . . . . . . . . . . . . .    275,278          284,664
  Construction work in progress  . . . . . . . . . .     12,625           10,995
  Nuclear decommissioning fund   . . . . . . . . . .     66,099           59,179
  Nuclear fuel, net  . . . . . . . . . . . . . . . .      7,637            8,255
                                                       --------         --------
    Total Utility Plant  . . . . . . . . . . . . . .    361,639          363,093
                                                       --------         --------
 Other property and investments  . . . . . . . . . .      8,004            8,252
                                                       --------         --------
 Current Assets:
  Cash and cash equivalents  . . . . . . . . . . . .      5,330            2,108
  Accounts receivable, less reserves of $1,156 and
     $1,235, respectively   . . . . . . . . .  . . .     29,450           28,395
  Unbilled revenue   . . . . . . . . . . . . . . . .      8,928           13,580
  Materials and supplies, at average cost  . . . . .      5,794            5,557
  Fossil fuel, at average cost   . . . . . . . . . .      3,304            3,605
  Stored natural gas, at average cost  . . . . . . .      1,696            9,851
  Prepaid taxes  . . . . . . . . . . . . . . . . . .      4,692            7,190
  Other prepayments  . . . . . . . . . . . . . . . .      1,552            2,081
                                                       --------         --------
    Total Current Assets   . . . . . . . . . . . . .     60,746           72,367
                                                       --------         --------
 Deferred charges  . . . . . . . . . . . . . . . . .     21,801           28,078
                                                       --------         --------
      Total Assets   . . . . . . . . . . . . . . . .   $452,190         $471,790
                                                       ========         ========
           CAPITALIZATION AND LIABILITIES
 Capitalization (see statement)  . . . . . . . . . .   $314,072         $310,846
                                                       --------         --------
 Current Liabilities:
  Long-term debt sinking fund requirements   . . . .        200              200
  Interim loans - commercial paper outstanding   . .      8,750           33,500
  Accounts payable   . . . . . . . . . . . . . . . .     11,269           14,528
  Accrued taxes  . . . . . . . . . . . . . . . . . .      7,113               79
  Accrued interest   . . . . . . . . . . . . . . . .      3,550            2,206
  Accrued nonregulated items   . . . . . . . . . . .      4,753            4,837
  Other  . . . . . . . . . . . . . . . . . . . . . .      4,095            5,247
                                                       --------         --------
    Total Current Liabilities  . . . . . . . . . . .     39,730           60,597
                                                       --------         --------
 Other Credits:
  Deferred income taxes  . . . . . . . . . . . . . .     44,134           45,572
  Regulatory liability - SFAS 109  . . . . . . . . .     24,645           24,875
  Investment tax credit - deferred   . . . . . . . .     10,499           10,685
  Other regulatory liabilities   . . . . . . . . . .     19,110           19,215
                                                       --------         --------
    Total Other Credits  . . . . . . . . . . . . . .     98,388          100,347
                                                       --------         --------
 Commitments . . . . . . . . . . . . . . . . . . . .          -                -
                                                       --------         --------
      Total Capitalization and Liabilities   . . . .   $452,190         $471,790
                                                       ========         ========

 The accompanying notes are an integral part of the balance sheets.

                              Madison Gas and Electric Company and Subsidiaries
                                  CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                            (Thousands of Dollars)
                                                 (Unaudited)
                                                      Mar. 31,           Dec. 31,
                                                        1998               1997
                                                      --------           --------
 Common Shareholders' Equity:

  Common stock - par value $1 per share:
    Authorized 50,000,000 shares
    Outstanding 16,079,718 shares  . . . . . . .      $ 16,080           $ 16,080

  Amount received in excess of par value   . . .       112,558            112,558

  Retained income  . . . . . . . . . . . . . . .        55,501             52,285
                                                      --------           --------
    Total Common Shareholders' Equity  . . . . .       184,139            180,923
                                                      --------           --------
 First Mortgage Bonds:
  6 1/2%, 2006 series:
    Pollution Control Revenue Bonds  . . . . . .         6,675              6,675

  8.50%, 2022 series   . . . . . . . . . . . . .        40,000             40,000

  6.75%, 2027A series:
    Industrial Development Revenue Bonds   . . .        28,000             28,000

  6.70%, 2027B series:
    Industrial Development Revenue Bonds   . . .        19,300             19,300

  7.70%, 2028 series   . . . . . . . . . . . . .        21,200             21,200
                                                      --------           --------
    First Mortgage Bonds Outstanding   . . . . .       115,175            115,175

  Unamortized discount and premium on
    bonds, net   . . . . . . . . . . . . . . . .        (1,042)            (1,052)

  Long-term debt sinking fund requirements   . .          (200)              (200)
                                                      --------           --------
    Total First Mortgage Bonds   . . . . . . . .       113,933            113,923

 Other Long-Term Debt:

  6.01%, due 2000  . . . . . . . . . . . . . . .        11,000             11,000

  6.91%, due 2004  . . . . . . . . . . . . . . .         5,000              5,000
                                                      --------           --------
    Total Capitalization   . . . . . . . . . . .      $314,072           $310,846
                                                      ========           ========

The accompanying notes are an integral part of the above statements.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          March 31, 1998

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

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto set forth on pages 18 through 27 of the Company's 1997 Annual Report to Shareholders and in the Company's 1997 Annual Report on Form 10-K.

1. Summary of Significant Accounting Policies

   The accounting and financial policies relative to the following items have been described in the "Notes to Consolidated Financial Statements" in the Company's 1997
   Annual Report to Shareholders and have been omitted herein because they have not changed materially through the date of this report.

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

2. Nuclear Decommissioning

   Nuclear decommissioning costs are currently being accrued to an end-of-service life of 2002 for Kewaunee Nuclear Power Plant (Kewaunee). These costs are currently recovered from customers in rates and are deposited in external trusts. The Company is presently funding decommissioning costs at the $8.1 million annual level. These trusts are shown on the balance sheet in the utility plant section, and as of March 31, 1998, these trusts totaled $66.1 million (fair market value).

   Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 5.6 percent.

   The Company s share of Kewaunee decommissioning costs is estimated to be $79.9 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning.

   Decommissioning costs are assumed to inflate at an average rate of 6.0 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2039 related to the storage of spent nuclear fuel at the site.

3. Per-Share Amounts

   Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended March 31, 1998 and 1997, there were 16,079,718 shares.

   Dividends declared and paid per share of common stock for the three months ended March 31, 1998 and 1997, were $0.323 and $0.320, respectively.

4. Rate Matters

   The Company received approval from the Public Service Commission of Wisconsin (PSCW) on March 19, 1998, to recover approximately $1.8 million (excluding carrying costs) of deferred expenses related to the 1997 repairs to the Kewaunee steam generator tubes. The deferred expenses are being recovered through a four-month customer surcharge effective April through July of 1998.

   On April 15, 1998, the Company announced its intention to increase electric rates for the test year beginning January 1, 1999, by $14.6 million, or 8.9 percent annually, and increase natural gas rates by $4.6 million, or 4.5 percent annually, for the same time period. The proposed changes are based on a requested return on common stock equity of 12.5 percent and would remain in effect through the year 2000. The rising cost of fuel coupled with increased transmission and generation costs to improve electric reliability are the primary reasons for the requested increase in electric rates. The proposed gas rate increase will cover pipeline expansion, which will help bring the lowest-cost gas possible to all of the Company's customers. Also, both rate requests include costs to implement technology to ensure computer system compatibility with the year 2000.

5. Supplemental Cash Flow Information

   For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

   Cash payments for interest, net of amounts capitalized, and cash receipts from income tax refunds, net, were as follows:

                                  Three Months Ended
                                       March 31,
                                  -------------------

   (Thousands of dollars)          1998         1997
                                   ----         ----
   Interest, net of
   amounts capitalized . . .       $993        $1,302
   Income taxes received,
   net of payments . . . . .       $894        $  256

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company s internally generated funds were greater than the funds used for construction and nuclear fuel expenditures during the three months ended March 31, 1998 and 1997. It is anticipated that 1998 construction and nuclear fuel expenditures will be approximately $46.4 million.

Cash provided by operating activities increased $10.4 million, or 34 percent, from the same three-month period a year ago due to a decrease in current assets.

Cash used for financing activities increased $3.6 million, or
13.5 percent, compared to the same period a year ago. This was mainly attributable to a decrease in the Company's short-term debt.

Bank lines of credit available to the Company as of March 31, 1998, were $45 million.

The Company's capitalization ratios were as follows:

                                  Mar. 31,     Dec. 31,
                                    1998         1997
                                  --------     --------
Common shareholders' equity . .    57.0%         52.5%
Long-term debt* . . . . . . . .    40.3          37.8
Short-term debt . . . . . . . .     2.7           9.7

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

The new plan focuses on the construction of a generation and transmission infrastructure by all Wisconsin utilities to increase the amount of power in the state and the state s ability to obtain electricity from other regions. The PSCW plans to remove any barriers to open access to the transmission system that currently exist and to move forward in its efforts to develop a strong state and regional Independent System Operator
(ISO). This would assure that the transmission system is operated safely, reliably, and with open and nondiscriminatory access. Also in its revised plan, the PSCW plans to explore new ways to promote the development of renewable energy sources. The Company is in the process of building a $14 million wind generation project which will allow its customers to purchase blocks of energy produced with renewable resources. The PSCW has not set a date for retail competition and has concluded that any decision to go to retail competition in the electric industry remains to be made in the future. The Company cannot predict what impact future PSCW actions may have on its future financial condition, cash flows, or results of operations. However, the Company believes it is well-positioned to compete in a deregulated market.

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

Electric Reliability Act

On April 28, 1998, Governor Tommy Thompson signed into law 1997 Wisconsin Act 204 (the Act) - the Electric Reliability Plan. The Act seeks to guarantee the reliable provision of electricity in Wisconsin for future generations. It received widespread support from consumer groups, legislators, and utilities.

Among the many provisions included in the Act are those streamlining the regulatory process. For instance, the Act requires the PSCW to prepare a strategic energy assessment, and calls for expediting the PSCW and the Department of Natural Resources deadlines to grant certificates of public convenience and necessity needed to construct electric generating facilities and transmission lines. The Act also calls for utilities to voluntarily hand over control of their transmission facilities to an Independent System Operator (ISO) approved by the Federal Regulatory Commission by the year 2000.

The Act also includes the following:

- Allowing the construction of "merchant" power plants that would sell their power to utilities. A merchant plant is built without prior commitments to buy the power it will produce.

- Requires a total of 50 megawatts of new generation to come from renewable power sources, such as wind or solar.

- Directs the PSCW to conduct a study of constraints in the intrastate and interstate transmission system that hurt the reliability of electric service in Wisconsin. The PSCW must report the results to the state legislature by September 1, 1998.

RESULTS OF OPERATIONS

Electric Sales and Revenues

Electric retail sales decreased slightly during the three-month period ending March 31, 1998, over the comparable period last year (see table below).

                                  Three Months Ended March 31,
                                  ----------------------------

Electric Sales (megawatt-hours)   1998      1997     % Change
                                 -------   -------   --------

Residential  . . . . . . . .     185,793   188,905    (1.6)%
Large commercial and
industrial . . . . . . . . .     245,297   230,809     6.3
Small commercial and
industrial . . . . . . . . .     169,971   172,841    (1.7)
Other  . . . . . . . . . . .      75,053    87,070   (13.8)
                                 -------   -------
  Total Retail . . . . . . .     676,114   679,625    (0.5)
Resale . . . . . . . . . . .      26,969     5,584       *
                                 -------   -------
  Total Sales  . . . . . . .     703,083   685,209     2.6
                                 =======   =======
*Over 100 percent

The decrease in retail sales was due, in part, to the mild winter experienced during this year's first quarter compared to last year's first quarter. Electric operating revenues for the same period increased approximately $1.0 million, or 2.6 percent. The increase in electric operating revenues was primarily the result of a 3.1 percent electric rate increase which became effective in August 1997.

Gas Sales and Revenues

The decrease in gas delivered was due to the extremely warm weather experienced in the first quarter of this year (see table below). The average temperature for the three months ended
March 31, 1998, was 30.6 degrees Fahrenheit as compared to
24.9 degrees Fahrenheit for the same three months ended last year, or 22.9 percent warmer than last year s first quarter.

                              Three Months Ended March 31,
                              ----------------------------

Gas Deliveries                 1998      1997     %Change
(thousands of therms)         ------    -----     -------

Residential  . . . . . . . .  35,506    40,961    (13.3)%
Commercial and industrial  .  29,296    36,399    (19.5)
                              ------    ------
  Total Retail . . . . . . .  64,802    77,360    (16.2)
Transport  . . . . . . . . .  11,277     9,342     20.7
                              ------    ------
  Total Gas Deliveries . . .  76,079    86,702    (12.3)
                              ======    ======

For the three months ended March 31, 1998, gas revenues decreased $10.8 million, or 22.7 percent, compared to last year. This is mainly attributable to the decrease in gas deliveries for the same time period. Retail gas deliveries decreased 16.2 percent for the three months ended March 31, 1998, compared to the same period last year because of the extremely mild weather.

Electric Fuel and Natural Gas Costs

Fuel cost for electric generation and purchased power costs decreased $3.3 million, or 27.7 percent, for the first three months of 1998 when compared to the same period last year. The Company's electric margin (revenues less fuel and purchased power costs) increased $4.2 million, or 16.6 percent, for the first quarter of 1998 compared to last year's first quarter. The primary factor for the increased electric margin is lower purchased power costs. During the first quarter of 1997, the Company had increased amounts of replacement power costs due to the extended outage of Kewaunee. The Company was granted a customer surcharge by the PSCW, in March 1997, to help offset these higher costs.

Natural gas costs for the three months ended March 31, 1998, versus the 1997 comparative period decreased $10.4 million, or
31.3 percent. This is mainly due to the decrease in retail gas deliveries of 16.2 percent, as previously mentioned. Another contributing factor to the decrease in natural gas costs during the first quarter of 1998, compared to last year, was the decrease in the cost per therm of $0.08, or 18.0 percent.

Other Operating Expenses

Income taxes increased 12.4 percent for the first three months of 1998 when compared to the same time period in 1997. This was mainly attributable to an increase in pretax operating income.

Depreciation and amortization expense increased $1.9 million, or 29.8 percent, for the three months ended March 31, 1998, compared to the same time period a year ago. This increase is due to the accelerated depreciation and decommission funding of Kewaunee. The PSCW approved accelerated depreciation and decommission funding for Kewaunee based on its service life ending at the end of 2002.

PART II. OTHER INFORMATION

ITEM 5  OTHER INFORMATION

Kewaunee Nuclear Power Plant

Kewaunee is operated by Wisconsin Public Service Corporation
(WPSC). The Company has a 17.8 percent ownership interest in Kewaunee. Kewaunee is operating with a license that expires in 2013.

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million (the Company's share would be 17.8 percent or $16.1 million). The replacement work is tentatively planned for the spring of 2000 and will take approximately 60 days.

However, issues related to the continued operation and future ownership of Kewaunee must be resolved before the steam generator replacement plan proceeds. The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. The Company has not favored replacement. The co-owners are continuing to discuss resolution of the issues.

Kewaunee has been in operation since 1974 and is jointly owned by the Company, WPSC, and Wisconsin Power and Light Company.

Background information regarding Kewaunee steam generator repair issues is set forth in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 6(a) EXHIBITS

Exhibit 4

Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee (and supplements) reference was provided in the Company's 1997 Annual Report on Form 10-K
(Commission File No. 0-1125).

Exhibit 12

Ratio of Earnings to Fixed Charges

Exhibit 27

Appendix E to Item 601(c) of Regulation S-K: Public Utility
Companies Financial Data Schedule UT.

        Exhibit                      Page
       ----------                    ----
       Exhibit 4                      NA
       Exhibit 12                     17
       Exhibit 27                     18

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



                       MADISON GAS AND ELECTRIC COMPANY
                       (Registrant)


Date:  May 14, 1998    David C. Mebane
                       Chairman, President and Chief
                       Executive Officer
                       (Duly Authorized Officer)



Date:  May 14, 1998    Terry A. Hanson
                       Vice President - Finance
                       (Chief Financial and Accounting
                       Officer)