Form 10-Q
period 1998-06-30
MADISON GAS & ELECTRIC CO
filed 1998-08-13
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: JUNE 30, 1998

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934. For the transition period from: _____________ to _____________.

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

 Common Stock Outstanding at August 13, 1998: 16,079,718 Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]  No [  ]

PART I.  FINANCIAL INFORMATION
==============================
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                     Madison Gas and Electric Company and Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                                  (Thousands of Dollars)
                                        (Unaudited)
                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                 --------------------    -------------------
                                  1998         1997        1998       1997
                                 -------      -------    --------   --------
     STATEMENTS OF INCOME

Operating Revenues
  Electric                       $42,444      $40,653    $ 80,837   $ 78,083
  Gas                             12,118       12,599      48,840     60,081
                                 -------      -------    --------   --------
  Total operating revenues        54,562       53,252     129,677    138,164
                                 -------      -------    --------   --------
Operating Expenses
  Fuel for electric generation     7,825        7,982      14,671     15,492
  Purchased power                  3,640        4,322       5,342      8,636
  Natural gas purchased            6,145        6,261      28,926     39,436
  Other operations                16,381       16,098      32,226     31,456
  Maintenance                      4,527        4,083       7,054      6,623
  Depreciation and amortization    8,278        6,403      16,536     12,767
  Other general taxes              2,361        2,233       4,691      4,447
  Income tax items                   844        1,129       5,436      5,215
                                 -------      -------    --------   --------
  Total operating expenses        50,001       48,511     114,882    124,072
                                 -------      -------    --------   --------
Net operating income               4,561        4,741      14,795     14,092
AFUDC - equity funds                  30           13          54         24
Other income, net                    323          259       1,014        791
Nonutility operating income, net      83          123         216        910
                                 -------      -------    --------   --------
Income before interest expense     4,997        5,136      16,079     15,817
                                 -------      -------    --------   --------
Interest expense:
  Interest on long-term debt       2,425        2,416       4,848      4,820
  Other interest                     135          161         392        409
  AFUDC - borrowed funds             (16)          (7)        (29)       (13)
                                 -------      -------    --------   --------
  Net interest expense             2,544        2,570       5,211      5,216
                                 -------      -------    --------   --------
Net Income                       $ 2,453      $ 2,566    $ 10,868   $ 10,601
                                 =======      =======    ========   ========
Earnings per share of common
stock (basic and diluted)
(Note 3)                           $0.15        $0.16       $0.68      $0.66
                                 =======      =======    ========   ========

 STATEMENTS OF RETAINED INCOME

Balance - beginning of period    $55,501      $53,341    $ 52,285   $ 50,451
Earnings on common stock           2,453        2,566      10,868     10,601
Cash dividends on common stock
  (Note 3)                        (5,199)      (5,146)    (10,398)   (10,291)
                                 -------      -------    --------   --------
Balance - end of period          $52,755      $50,761    $ 52,755   $ 50,761
                                 =======      =======    ========   ========

The accompanying notes are an integral part of the above statements.

                     Madison Gas and Electric Company and Subsidiaries
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands of Dollars)
                                        (Unaudited)
                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                     ------------------   -------------------
                                      1998       1997       1998       1997
                                     -------    -------    -------    -------
OPERATING ACTIVITIES
  Net income                         $ 2,453    $2,566      $10,868   $10,601
  Items not affecting working
  capital:
    Depreciation and amortization      8,278     6,403       16,536    12,767
    Deferred income taxes             (1,257)     (727)      (2,695)     (710)
    Amortization of nuclear fuel         685        98        1,303        98
    Amortization of investment tax
      credits                           (187)     (187)        (373)     (378)
    AFUDC - equity                       (30)      (13)         (54)      (24)
    Other                                935       295          891       474
                                     -------    ------      -------   -------
    Net funds provided from
      operations                      10,877     8,435       26,476    22,828
  Changes in working capital,
  excluding cash, sinking funds,
  maturities, and interim loans:
    (Increase)/decrease in current
      assets                             539       (74)      15,382    22,727
    (Decrease)/increase in current
      liabilities                       (833)   (2,688)       3,050   (16,500)
  Other noncurrent items, net            955    (1,790)       7,497     5,306
                                     -------    ------      -------   -------
  Cash provided by operating
    activities                        11,538     3,883       52,405    34,361
                                     -------    ------      -------   -------
FINANCING ACTIVITIES
  Cash dividends on common and
    preferred stock                   (5,199)   (5,146)     (10,398)  (10,291)
  Maturities/redemptions of First
    Mortgage Bonds                         0    (3,800)           0    (3,800)
  Increases in long-term debt              0     5,000            0     5,000
  Other decreases in First Mortgage
    Bonds                                  9        10           19        19
  Increase/(decrease) in interim
    loans                              3,000     5,000      (21,750)  (16,250)
                                     -------    ------      -------   -------
  (Cash used for)/provided by
    financing activities              (2,190)    1,064      (32,129)  (25,322)
                                     -------    ------      -------   -------
INVESTING ACTIVITIES
  Additions to utility plant and
    nuclear fuel                      (9,184)   (5,910)     (14,360)   (9,227)
  AFUDC - borrowed funds                 (16)       (7)         (29)      (13)
  Increase in decommissioning fund    (2,459)   (1,017)      (4,976)   (2,158)
                                     -------    ------      -------   -------
  Cash used for investing
    activities                       (11,659)   (6,934)     (19,365)  (11,398)
                                     -------    ------      -------   -------

CHANGE IN CASH AND EQUIVALENTS        (2,311)   (1,987)         911    (2,359)
Cash and equivalents at beginning
  of period                            5,330     4,916        2,108     5,288
                                     -------    ------      -------   -------
Cash and equivalents at end of
  period                             $ 3,019    $2,929      $ 3,019   $ 2,929
                                     =======    ======      =======   =======

The accompanying notes are an integral part of the above statements.

                     Madison Gas and Electric Company and Subsidiaries
                                CONSOLIDATED BALANCE SHEETS
                                  (Thousands of Dollars)
                                        (Unaudited)
                                               June 30, 1998   Dec. 31, 1997
                                               -------------   -------------
                ASSETS

Utility plant, at original cost, in service
  Electric                                       $514,980        $510,405
  Gas                                             184,246         181,861
                                                 --------        --------
    Gross plant in service                        699,226         692,266
  Less accumulated provision for depreciation    (427,794)       (407,602)
                                                 --------        --------
    Net plant in service                          271,432         284,664
  Construction work in progress                    15,156          10,995
  Nuclear decommissioning fund (Note 2)            69,881          59,179
  Nuclear fuel, net                                 7,085           8,255
                                                 --------        --------
  Total utility plant                             363,554         363,093
                                                 --------        --------
Other property and investments                      7,760           8,252
                                                 --------        --------
Current assets:
  Cash and cash equivalents                         3,019           2,108
  Accounts receivable, less reserves of $1,058
    and $1,626, respectively                       21,646          28,395
  Unbilled revenue                                  8,137          13,580
  Materials and supplies, at average cost           5,775           5,557
  Fossil fuel, at average cost                      4,214           3,605
  Stored natural gas, at average cost               7,170           9,851
  Prepaid taxes                                     6,366           7,190
  Other prepayments                                 1,569           2,081
                                                 --------        --------
  Total current assets                             57,896          72,367
                                                 --------        --------
Deferred charges                                   22,222          28,078
                                                 --------        --------
  Total Assets                                   $451,432        $471,790
                                                 ========        ========
      CAPITALIZATION AND LIABILITIES

Capitalization (see statement)                   $311,335        $310,846
                                                 --------        --------
Current liabilities:
  Long-term debt sinking fund requirements            200             200
  Interim loans - commercial paper outstanding     11,750          33,500
  Accounts payable                                 11,555          14,528
  Accrued taxes                                     2,573              79
  Accrued interest                                  2,208           2,206
  Accrued nonregulated items                        4,736           4,837
  Other                                             8,875           5,247
                                                 --------        --------
  Total current liabilities                        41,897          60,597
                                                 --------        --------
Other credits:
  Deferred income taxes                            43,186          45,572
  Regulatory liability - SFAS 109                  24,336          24,875
  Investment tax credit - deferred                 10,312          10,685
  Other regulatory liabilities                     20,366          19,215
                                                 --------        --------
  Total other credits                              98,200         100,347
                                                 --------        --------
Commitments                                             -               -
                                                 --------        --------
  Total Capitalization and Liabilities           $451,432        $471,790
                                                 ========        ========

The accompanying notes are an integral part of the above balance sheets.

                     Madison Gas and Electric Company and Subsidiaries
                         CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  (Thousands of Dollars)
                                        (Unaudited)
                                             June 30, 1998   Dec. 31, 1998
                                             -------------   -------------
COMMON SHAREHOLDERS' EQUITY
Common stock - par value $1 per share:
  Authorized 50,000,000 shares
  Outstanding 16,079,718 shares                 $ 16,080        $ 16,080
Amount received in excess of par value           112,558         112,558
Retained income                                   52,755          52,285
                                                --------        --------
  Total common shareholders' equity              181,393         180,923
                                                --------        --------
FIRST MORTGAGE BONDS
6 1/2%, 2006 series:
  Pollution Control Revenue Bonds                  6,675           6,675
8.50%, 2022 series                                40,000          40,000
6.75%, 2027A series:
  Industrial Development Revenue Bonds            28,000          28,000
6.70%, 2027B series:
  Industrial Development Revenue Bonds            19,300          19,300
7.70%, 2028 series                                21,200          21,200
                                                --------        --------
    First Mortgage Bonds outstanding             115,175         115,175
Unamortized discount and premium on bonds, net    (1,033)         (1,052)
Long-term debt sinking fund requirements            (200)           (200)
                                                --------        --------
  Total First Mortgage Bonds                     113,942         113,923
                                                --------        --------
OTHER LONG-TERM DEBT
6.01%, due 2000                                   11,000          11,000
6.91%, due 2004                                    5,000           5,000
                                                --------        --------
  Total capitalization                          $311,335        $310,846
                                                ========        ========

The accompanying notes are an integral part of the above statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 1998

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

2. Nuclear decommissioning

Nuclear decommissioning costs are currently accrued to an end-of-service life of 2002 for the Kewaunee Nuclear Power Plant (Kewaunee). These costs are currently recovered from customers in rates and are deposited in external trusts. The Company is presently funding decommissioning costs at the $8.1 million annual level. These trusts are shown on the balance sheet in the utility plant section, and as of June 30, 1998, these trusts totaled $69.9 million (fair market value).

Decommissioning costs are currently being recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is
5.6 percent.

The Company's share of Kewaunee decommissioning costs is estimated to be $81.0 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Decommissioning costs are assumed to inflate at an average rate of 6.0 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2039 related to the storage of spent nuclear fuel at the site. The Company's obligations regarding decommissioning and spent nuclear fuel are significantly changed if an agreement in principal is consummated with Wisconsin Public Service Corporation (WPSC) to transfer the Company's ownership in Kewaunee to WPSC (also discussed in Item 2, Management's Discussion and Analysis).

3. Per-share amounts

Earnings per share of common stock, basic and diluted, are computed on the basis of the weighted average of the daily number of shares outstanding. For the three and six months ended June 30, 1998 and 1997, there were 16,079,718 shares.

Dividends declared and paid per share of common stock for the periods ended June 30, 1998 and 1997 were, respectively, for the three months $0.323 and $0.32; for the six months $0.647 and $0.64.

4. Rate matters

The Company received approval from the Public Service Commission of Wisconsin (PSCW) on March 19, 1998, to recover approximately $1.8 million (excluding carrying costs) of deferred expenses related to the 1997 repairs to the Kewaunee steam generator tubes. The deferred expenses are being recovered through a four-month customer surcharge effective April through July of 1998.

On April 15, 1998, the Company announced its intention to increase electric rates for the test year beginning January 1, 1999, by $14.6 million, or 8.9 percent annually, and increase natural gas rates by $4.6 million, or 4.5 percent annually, for the same time period. The proposed changes are based on a requested return on common stock equity of 12.5 percent and would remain in effect through the year 2000. The rising cost of fuel coupled with increased transmission and generation costs to improve electric reliability are the primary reasons for the requested increase in electric rates. Both rate requests include costs to implement technology to ensure computer system compatibility with the year 2000. Hearings are scheduled for September with a final rate order expected by year end.

5. Supplemental cash flow information

For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

                          Three Months Ended   Six Months Ended
                                June 30,            June 30,
                          ------------------   ----------------
(Thousands of dollars)      1998      1997      1998      1997
                           ------    ------    ------    ------
Interest, net of
  amounts capitalized      $3,890    $3,908    $5,240    $5,247
Income taxes paid          $7,102    $7,422    $6,208    $7,166

6. Statement of Financial Accounting Standard No. 133,
   "Accounting for Derivative Instruments and Hedging Activities"

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133).
FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000, for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------

GENERAL

Certain matters that are discussed in the Management's Discussion and Analysis are forward-looking statements and can generally be identified by words such as "believes," "anticipates," or "expects." These forward-looking statements are subject to certain risks or uncertainties which could cause actual results to differ materially from those currently anticipated.

LIQUIDITY AND CAPITAL RESOURCES

The Company's internally-generated funds were greater than the funds used for construction and nuclear fuel expenditures for the six-month period ended June 30, 1997. The Company experienced decreased additions to utility plant and nuclear fuel expenditures during the first half of 1998 compared to 1997. It is anticipated that 1998 construction and nuclear fuel expenditures will be approximately $46.4 million.

Cash provided by operating activities increased $18.0 million during the first half of 1998 compared to 1997. The increase was caused primarily by two factors. First, there was an increase in depreciation expense due to the acceleration of the Kewaunee plant to an end-of-service life of 2002, which was included in the Company's most recent rate case. Second, for the six months ended June 30, 1997, there was a substantial decrease in current liabilities due to a reduction in current payables of the Company's gas marketing subsidiaries, GLENCO and AEM. Cash provided by operating activities during the second quarter of 1998 increased $7.7 million compared to last year's second quarter. This was also attributable to the decrease in net working capital due to the timing of the Company's payables and the accelerated depreciation expense as stated above.

Bank lines of credit available to the Company as of June 30, 1998, were $45 million.

The Company's capitalization ratios were as follows:

                                June 30, 1998  Dec. 31, 1997
                                -------------  -------------
  Common shareholders' equity       56.1%          52.5%
  Long-term debt*                   40.3%          37.8%
  Short-term debt                    3.6%           9.7%

  *Includes current maturities and current sinking fund requirements.

The Company's bonds are currently rated Aa2 by Moody's Investors
Service, Inc., and AA by Standard & Poor's Corporation. The
Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Business and regulatory environment
-----------------------------------

In February 1996, the PSCW submitted a report to the State Legislature on electric utility restructuring in Wisconsin. Included in the report was a 32-step work plan and time line summarizing expected restructuring activities. During the summer of 1997, Wisconsin and Illinois experienced electric supply shortages due to outages of a number of nuclear plants in Illinois and Wisconsin, including Kewaunee. The electric reliability crisis caused the PSCW to revise its previous plans for restructuring the electric industry. In October 1997, the PSCW revised the plan to seven steps and stated that retail competition cannot occur until all the safeguards are in place to protect consumers. Also, prior to any significant restructuring, reliability concerns must be addressed. This conclusion was consistent with plans proposed by the Company and a broad coalition of customers.

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

Electric Reliability Act
------------------------

On April 28, 1998, Governor Tommy Thompson signed into law the 1997 Wisconsin Act 204 (the Act) - the Electric Reliability Plan. The Act seeks to guarantee the reliable provision of electricity in Wisconsin for future generations. It received widespread support from consumer groups, legislators, and utilities (including the Company).

Among the many provisions included in the Act are those streamlining the regulatory process. For instance, the Act requires the PSCW to prepare a strategic energy assessment, and calls for expediting the PSCW and the Department of Natural Resources deadlines to grant certificates of public convenience and necessity needed to construct electric generating facilities and transmission lines. The Act also calls for utilities to voluntarily transfer transmission operations to an ISO approved by the FERC by June 30th of the year 2000.

The Act also includes the following:

   - Allows for the construction of "merchant" power plants that would sell their power to utilities. A merchant plant is built without prior commitments to buy the power it will produce.

   - Requires a total of 50 megawatts of new generation to come from renewable power sources, such as wind or solar. The Company is in the process of building a $14 million wind generation project which will allow its customers to purchase blocks of energy produced with renewable resources. Pursuant to the Act, these costs will be recovered from the companies' customers through rates.

   - Directs the PSCW to conduct a study of constraints in the intrastate and interstate transmission system that hurt the reliability of electric service in Wisconsin. The PSCW must report the results to the state legislature by September 1, 1998.

In response to the Act, the Company issued Request for Proposals and has entered into a letter of intent to have a nominal
90 MW gas combustion turbine built. The capital cost of this turbine would be approximately $30 million, and its targeted date of operation is June 1, 2000. Ownership of the facility is one of the options being considered by the Company.

Year 2000
---------

In 1997, the Company established a Year 2000 project coordinator and project team made up of members from all areas of the Company. This team completed a Company-wide assessment in 1997 of Company systems, equipment, and operations that will be impacted by the year 2000. System remediation and testing began in early 1998. The majority of the Company's systems are projected to be year 2000 ready by January 1, 1999, and the remaining systems ready shortly thereafter. MGE is working with its critical suppliers and business partners to coordinate year 2000 conversion efforts. Year 2000 costs incurred during 1997 were $286,000. The Company is estimating total costs of $4.3 million to become year 2000 compliant.

Environmental matters
---------------------

The Company received a notice of violation from the Department of Natural Resources (DNR) regarding fugitive dust and coal emissions at its Blount Generating Station. The Company and the DNR have worked out a solution in which the Company will make certain capital improvements over the next two years. The cost of these improvements are included in the Company's currently filed rate case. In the opinion of management, the improvements will meet the Company's obligation to fully comply with the notice.

Kewaunee Nuclear Power Plant
----------------------------

Kewaunee is operated by WPSC. The Company has a 17.8 percent ownership interest in Kewaunee. Kewaunee is operating with a license that expires in 2013.

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million (the Company's share would be 17.8 percent or $16.1 million). The replacement work is tentatively planned for the spring of 2000 and will take approximately 60 days.

The Company has a letter of intent with WPSC to transfer ownership of Kewaunee to WPSC. The two companies are currently negotiating an asset swap in which WPSC will assume the Company's ownership interest in Kewaunee (17.8%) in exchange for assets yet to be determined. Pursuant to the letter of intent, WPSC will assume the decommissioning liability for the plant, exclusive of spent fuel attributable to the Company's generation, and the Company will effectively transfer the decommissioning funds already collected to WPSC in exchange for the assumption of this obligation. The Company will have an option to purchase capacity and energy up to the Company's current capacity in Kewaunee from WPSC for up to two years following the closing of the transaction.

The Company believes it can secure capacity and energy more cost effectively than from its Kewaunee investment. The transaction is scheduled to close prior to the installation of the new steam generators.

Kewaunee has been in operation since 1974 and is jointly owned by the Company, WPSC, and Wisconsin Power and Light Company.

Background information regarding Kewaunee steam generator repair issues is set forth in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

Electric sales and revenues
---------------------------

Electric retail sales increased 2 percent for the six-month period and 5 percent for the three-month period ending June 30, 1998, over the comparable periods last year (see table below).

                             Electric sales in megawatt-hours
                  Three Months Ended June 30,    Six Months Ended June 30,
                  ---------------------------  -----------------------------
                   1998      1997     %Change    1998       1997     %Change
                  -------   -------   -------  ---------  ---------  -------
Residential       166,045   154,519    7.46%     351,848    343,423   2.45%
Large commercial
 and industrial   255,318   242,723    5.19      500,615    473,533   5.72
Small commercial
 and industrial   196,149   183,333    6.99      366,120    356,174   2.79
Other              74,614    77,130   (3.26)     149,668    164,199  (8.85)
                  -------   -------            ---------  ---------
  Total retail    692,126   657,705    5.23    1,368,251  1,337,329   2.31
Sales for resale   21,833    14,268   53.02        4,802     19,852 145.83
                  -------   -------            ---------  ---------
  Total sales     713,959   671,973    6.25    1,417,053  1,357,181   4.41
                  =======   =======            =========  =========

Electric operating revenues increased about $2.8 million, or
3.4 percent, for the first half of 1998 and $1.8 million, or 4 percent, for the second quarter of 1998 versus the same comparable periods in 1997. The increases were due in part to an increase in the electric retail sales and a 3.1 percent electric rate increase in August 1997.

Gas sales and revenues
----------------------

For the six months ended June 30, 1998, gas operating revenues decreased $11.2 million, or 19 percent, compared to the same period in 1997. This decrease in revenues is due to a decrease in gas deliveries of 19 percent (see table below). The decrease in gas deliveries was due to the extremely warm weather experienced in the first quarter of this year. The average temperature for the three months ended March 31, 1998, was 34 percent warmer than the same three months ended a year ago.

For the three months ended June 30, 1998, gas revenues decreased $0.5 million, or 4 percent, compared to last year, despite a decrease in retail gas deliveries of 28 percent. A 3.5 percent natural gas rate increase helped offset the decrease in gas deliveries. Also, unit gas costs were much higher for the second quarter of 1998 compared to last year's second quarter. These increased costs are generally passed on to customers through the Gas Cost Recovery Mechanism.

The following table illustrates gas deliveries as compared to the previous year:

                           Gas deliveries in thousands of therms
                   Three Months Ended June 30,  Six Months Ended June 30,
                   ---------------------------  -------------------------
                     1998     1997    %Change    1998     1997    %Change
                    ------   ------   -------   -------  -------  -------
Residential         10,436   13,723   (23.95)%   45,942   54,684  (15.99)%
Commercial and
  industrial         9,322   13,857   (32.72)    38,619   50,256  (23.16)
                    ------   ------             -------  -------
  Total retail      19,758   27,580   (28.36)    84,561  104,940  (19.42)
Transport            7,491    9,752   (23.18)    18,767   19,093   (1.71)
                    ------   ------             -------  -------
  Total deliveries  27,249   37,332   (27.01)   103,328  124,033  (16.69)
                    ======   ======             =======  =======

Electric fuel and natural gas costs
-----------------------------------

Fuel costs for electric generation and purchased power decreased 17 percent, or $4.1 million, for the first six months of 1998 compared to the same time period last year. Electric margin (revenues less fuel and purchased power costs) increased
$6.9 million, or 13 percent, for this same time period. The primary factor for the increased electric margin is lower purchased power costs. During the first half of 1997, the Company had higher replacement power costs due to the extended outage of Kewaunee. Fuel costs and purchased power decreased 7 percent, or $0.8 million, for the second quarter of 1998 as compared to last year's second quarter. As mentioned above, the decrease is due to the higher cost of replacement power in 1997 due to the extended outage.

Natural gas costs for the six-month period ended June 30, 1998, decreased $10.5 million, or 27 percent, compared to the same period a year ago. This is mainly due to the decrease in retail gas deliveries of 19 percent. Natural gas costs for the second quarter of 1998 decreased slightly versus the comparative 1997 period.

Other operating expenses
------------------------

Income taxes for the three months ending June 30, 1998, decreased
$0.3 million, or 25 percent, and increased $0.2 million, or 4 percent, for the six months ended June 30, 1998. The six-month increase was mainly attributable to an increase in pretax operating income.

Operations and maintenance costs increased $0.7 million, or
3.6 percent, for the second quarter of 1998 and increased
$1.2 million, or 3.15 percent, for the first half of the year compared to the same periods a year ago. The primary reason for the increases is the costs associated with maintenance on our generating facilities in preparation of summer power demand to ensure power reliability.

Depreciation and amortization expense increased $1.9 million, or 30 percent, for the three months ended June 30, 1998, and $3.8 million, or 30 percent for the second quarter of 1998 versus the comparable periods a year ago. The increases are mainly attributable to the accelerated depreciation and decommission funding of Kewaunee. The PSCW approved the accelerated depreciation and decommissioning funding for Kewaunee based on its service life ending at the end of 2002.

PART II. OTHER INFORMATION
==========================

ITEM 1 - LEGAL PROCEEDINGS

The Company has filed a case with the Dane County Circuit Court, "Madison Gas and Electric Co. vs Public Service Commission of Wisconsin." The case involves the Company's appeal of the PSCW's order granting Wisconsin Public Service Corporation (WPSC) authority to replace the steam generators at Kewaunee. The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. The Company has not favored replacement of the steam generators and believes the record does not support replacement. The case is being held in abeyance pending consummation of the agreement to transfer ownership of Kewaunee.

ITEM 4 - RESULTS OF VOTES OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 5, 1998, in Madison, Wisconsin. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act. The election of three persons to serve as Class III Directors to hold office until 2001 was voted on by the shareholders at the meeting. Listed below are the nominees for Class III Director, with the three nominees receiving the greatest number of votes being elected to serve as director.

The election of three members of the Board of Directors of Class III to hold office until 2001 are:

                           For       Withhold Authority
                        ----------   -------------------
  Richard E. Blaney     13,407,127          206,906
  Frederic E. Mohs      13,399,371          214,662
  Phillip C. Stark      13,381,749          232,284
  Joel B. Winnig                78       13,613,955

ITEM 6(a) - EXHIBITS

Exh. No. 4. - Indenture of Mortgage and Deed of Trust Between the
Company and Firstar Trust Company, as Trustee (and supplements).
Reference was provided in the Company's 1994 Annual Report on Form 10-K (Commission File No. 0-1125).

Exh. No. 12. - Ratio of Earnings to Fixed Charges

Exh. No. 27. - Appendix E to Item 601(c) of Regulation S-K:
Public Utility Companies Financial Data Schedule UT

ITEM 6(b) - REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MADISON GAS AND ELECTRIC COMPANY
                            (Registrant)

Date: August 13, 1998       /s/ David C. Mebane
                            ---------------------------------
                            Chairman, President and Chief
                            Executive Officer
                            (Duly Authorized Officer)

Date: August 13, 1998       /s/ Terry A. Hanson
                            ---------------------------------
                            Vice President - Finance
                            (Chief Financial and Accounting
                            Officer)