Form 10-Q
period 1998-09-30
MADISON GAS & ELECTRIC CO
filed 1998-11-12
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549
                            FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: SEPTEMBER 30, 1998

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

          Common Stock Outstanding at November 12, 1998:
                        16,079,718 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]  No [  ]

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
==============================

        Madison Gas and Electric Company and Subsidiaries
      CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
                      (Thousands of Dollars)
                           (Unaudited)
                           Three Months Ended  Nine Months Ended
                              September 30,       September 30,
                            -----------------  -----------------
                            1998     1997       1998      1997
                           -------  -------   --------  --------
STATEMENTS OF INCOME
--------------------
Operating Revenues:
 Electric                  $50,458  $45,502   $131,295  $123,585
 Gas                         7,321    7,655     56,161    67,736
                           -------  -------   --------  --------
 Total Operating Revenues   57,779   53,157    187,456   191,321
                           -------  -------   --------  --------
Operating Expenses:
 Fuel for electric
  generation                10,219    8,341     24,890    23,833
 Purchased power             2,950    3,060      8,292    11,695
 Natural gas purchased       2,454    3,255     31,380    42,692
 Other operations           16,372   15,041     48,598    46,497
 Maintenance                 3,475    2,786     10,529     9,409
 Depreciation and
  amortization               8,112    7,348     24,648    20,115
 Other general taxes         2,309    2,112      7,000     6,559
 Income tax items            3,367    3,385      8,803     8,600
                           -------  -------   --------  --------
 Total Operating Expenses   49,258   45,328    164,140   169,400
                           -------  -------   --------  --------
Net Operating Income         8,521    7,829     23,316    21,921
AFUDC - equity funds            25      (12)        79        12
Other income, net              109      555      1,123     1,346
Non-utility operating
 income/(loss), net           (156)    (114)        60       796
                           -------  -------   --------  --------
Income before interest
 expense                     8,499    8,258     24,578    24,075
                           -------  -------   --------  --------
Interest expense:
 Interest on long-term
  debt                       2,508    2,392      7,356     7,212
 Other interest                166      213        558       621
 AFUDC - borrowed funds        (13)       6        (42)       (6)
                           -------  -------   --------  --------
 Net Interest Expense        2,661    2,611      7,872     7,827
                           -------  -------   --------  --------
Net Income                 $ 5,838  $ 5,647   $ 16,706  $ 16,248
                           =======  =======   ========  ========
Earnings per share of
 common stock (basic
 and diluted) (Note 3)       $0.36    $0.35      $1.04     $1.01
                           =======  =======   ========  ========

STATEMENTS OF RETAINED
INCOME
----------------------
Balance - beginning of
 period                    $52,755  $50,761    $52,285   $50,451
Earnings on common stock     5,838    5,647     16,706    16,248
Cash dividends on common
 stock (Note 3)             (5,239)  (5,200)   (15,637)  (15,491)
                           -------  -------    -------   -------
Balance - end of period    $53,354  $51,208    $53,354   $51,208
                           =======  =======    =======   =======

The accompanying notes are an integral part of the above statements.

        Madison Gas and Electric Company and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of Dollars)
                           (Unaudited)
                            Three Months Ended   Nine Months Ended
                               September 30,        September 30,
                             -----------------   -----------------
                              1998     1997         1998     1997
                            -------  -------      -------  -------
OPERATING ACTIVITIES
--------------------
Net income                  $ 5,838  $ 5,647      $16,706  $16,248
Items not affecting
working capital:
 Depreciation and
  amortization                8,112    7,348       24,648   20,115
 Deferred income taxes         (759)    (388)      (3,145)  (1,098)
 Amortization of nuclear
  fuel                          680      707        1,983      805
 Amortization of
 investment tax credits        (187)    (188)        (560)    (566)
 AFUDC - equity funds           (25)      12          (79)     (12)
 Other                          921       68        1,503      542
                            -------  -------      -------  -------
 Net funds provided from
  Operations                 14,580   13,206       41,056   36,034

Changes in working
capital, excluding
cash, sinking funds,
maturities, and interim
loans:
 (Increase)/decrease in
  current assets               (592)   5,524       14,790   28,251
 Decrease in current
  liabilities                (1,144)  (6,838)       1,906  (23,338)
Other noncurrent items,
 net                           (829)  (4,226)       6,668    1,079
                            -------  -------      -------  -------
 Cash provided by
 Operating Activities        12,015    7,666       64,420   42,026
                            -------  -------      -------  -------
FINANCING ACTIVITIES
--------------------
Cash dividends on common
 and preferred stock         (5,239)  (5,200)     (15,637) (15,491)
Maturities/redemptions
 of First Mortgage Bonds          -        -            -   (3,800)
Increase in long-term
 debt                        30,000        -       30,000    5,000
Other decrease in First
 Mortgage Bonds                  10        9           29       28
Increase/(decrease) in
 interim loans              (11,750)   4,500      (33,500) (11,750)
                            -------  -------      -------  -------
 Cash provided by/(used
 for) Financing Activities   13,021     (691)     (19,108) (26,013)
                            -------  -------      -------  -------
INVESTING ACTIVITIES
--------------------
Additions to utility
 plant and nuclear fuel      (8,764)  (5,650)     (23,124) (14,877)
AFUDC - borrowed funds          (13)       6          (42)      (6)
Increase in nuclear
 decommissioning fund        (2,234)  (1,884)      (7,210)  (4,042)
                            -------  -------      -------  -------
 Cash used for Investing
 Activities                 (11,011)  (7,528)     (30,376) (18,925)
                            -------  -------      -------  -------
CHANGE IN CASH AND
 EQUIVALENTS                 14,025     (553)      14,936   (2,912)
 Cash and equivalents at
  beginning of period         3,019    2,929        2,108    5,288
                            -------  -------      -------  -------
 Cash and equivalents at
  end of period             $17,044  $ 2,376      $17,044  $ 2,376
                            =======  =======      =======  =======

The accompanying notes are an integral part of the above statements.

        Madison Gas and Electric Company and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                      (Thousands of Dollars)
                           (Unaudited)
                                          Sept. 30,  Dec. 31,
                                            1998       1997
                                          --------   --------
ASSETS
------
Utility Plant, at original cost, in
service:

 Electric                                 $519,691   $510,405
 Gas                                       185,157    181,861
                                          --------   --------
  Gross plant in service                   704,848    692,266
 Less accumulated provisions for
  depreciation                            (432,275)  (407,602)
                                          --------   --------
  Net plant in service                     272,573    284,664
 Construction work in progress              15,603     10,995
 Nuclear decommissioning fund               69,046     59,179
 Nuclear fuel, net                           8,377      8,255
                                          --------   --------
  Total Utility Plant                      365,599    363,093
                                          --------   --------
Other property and investments               7,501      8,252
                                          --------   --------
Current Assets:
 Cash and cash equivalents                  17,044      2,108
 Accounts receivable, less reserves of
  $1,116 and $1,235, respectively           21,298     28,395
 Unbilled revenue                            8,195     13,580
 Material and supplies, at average cost      5,902      5,557
 Fossil fuel, at average cost                3,142      3,605
 Stored natural gas, at average cost        10,672      9,851
 Prepaid taxes                               4,819      7,190
 Other prepayments                           1,440      2,081
                                          --------   --------
 Total Current Assets                       72,512     72,367
                                          --------   --------
 Deferred charges                           23,707     28,078
                                          --------   --------
  Total Assets                            $469,319   $471,790
                                          ========   ========
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization (see statement)            $341,944   $310,846
                                          --------   --------
Current Liabilities:
 Long-term debt sinking fund
  requirements                                 200        200
 Interim loans - commercial paper
  outstanding                                    -     33,500
 Accounts payable                            9,288     14,528
 Accrued taxes                               3,214          -
 Accrued interest                            3,628      2,206
 Accrued nonregulated items                  4,536      4,837
 Other                                       8,137      5,326
                                          --------   --------
  Total Current Liabilities                 29,003     60,597
                                          --------   --------
Other Credits:
 Deferred income taxes                      42,427     45,572
 Regulatory liability - SFAS 109            24,007     24,875
 Investment tax credit - deferred           10,125     10,685
 Other regulatory liabilities               21,813     19,215
                                          --------   --------
  Total Other Credits                       98,372    100,347
                                          --------   --------
Commitments                                      -          -
                                          --------   --------
  Total Capitalization and Liabilities    $469,319   $471,790
                                          ========   ========

The accompanying notes are an integral part of the above balance sheets.

        Madison Gas and Electric Company and Subsidiaries
            CONSOLIDATED STATEMENTS OF CAPITALIZATION
                      (Thousands of Dollars)
                           (Unaudited)
                                          Sept. 30,  Dec. 31,
                                            1998       1997
                                          --------   --------
COMMON SHAREHOLDERS' EQUITY
---------------------------
Common stock - par value $1 per share:
 Authorized 50,000,000 shares
 Outstanding 16,079,718 shares            $ 16,080   $ 16,080
Amount received in excess of par value     112,558    112,558
Retained income                             53,354     52,285
                                          --------   --------
  Total Common Shareholders' Equity        181,992    180,923
                                          --------   --------
FIRST MORTGAGE BONDS
--------------------

6 1/2%, 2006 series:
 Pollution Control Revenue Bonds             6,675      6,675

8.50%, 2022 series                          40,000     40,000

6.75%, 2027A series:
 Industrial Development Revenue Bonds       28,000     28,000

6.70%, 2027B series:
 Industrial Development Revenue Bonds       19,300     19,300

7.70%, 2028 series                          21,200     21,200
                                          --------   --------
 First Mortgage Bonds Outstanding          115,175    115,175

Unamortized discount and premium on
 bonds, net                                 (1,023)    (1,052)

Long-term debt sinking fund
 requirements                                 (200)      (200)
                                          --------   --------

  Total First Mortgage Bonds               113,952    113,923

OTHER LONG-TERM DEBT
--------------------
 6.01%, due 2000                            11,000     11,000

 6.91%, due 2004                             5,000      5,000

 6.02%, due 2008                            30,000          -
                                          --------   --------
  Total Capitalization                    $341,944   $310,846
                                          ========   ========

The accompanying notes are an integral part of the above statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        SEPTEMBER 30, 1998
================================================================

The consolidated financial statements included herein have been prepared by the Company, without audit (except for balance sheet information at December 31, 1997), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of Company management, all adjustments (consisting of only normal recurring adjustments) necessary to fairly present results have been made.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto set forth on pages 18 through 27 of the Company's 1997 Annual Report to Shareholders and in the Company's 1997 Annual Report on Form 10-K.

1. Summary of Significant Accounting Policies
   ------------------------------------------

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

2. Nuclear Decommissioning
   -----------------------

    Nuclear decommissioning costs are being accrued to an end-of-service life of 2002 for the Kewaunee Nuclear Power Plant (Kewaunee). These costs are currently recovered from customers in rates and are deposited in external trusts. The Company is presently funding decommissioning costs in the amount of $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of September 30, 1998, these trusts totaled $69.0 million (fair market value).

    Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on these trusts is 5.6 percent.

    The Company's share of Kewaunee decommissioning costs is estimated to be $82.1 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as a method of decommissioning. Decommissioning costs are assumed to inflate at an average rate of
  6.0 percent. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2039 related to the storage of spent nuclear fuel at the site. The Company's obligations regarding decommissioning and spent nuclear fuel have significantly changed with its agreement with Wisconsin Public Service Corporation (WPSC) to sell the Company's ownership in Kewaunee to WPSC (also discussed in Item 2, Management's Discussion and Analysis).

3. Per-Share Amounts
   -----------------

    Earnings per share of common stock, basic and diluted, are computed on the basis of the daily weighted average number of shares outstanding. For the three and for the nine months ended September 30, 1998 and 1997, there were 16,079,718 shares outstanding.

    Dividends declared and paid per share of common stock for the periods ended September 30, 1998 and 1997, were, respectively, for the three months $0.326 and $0.323; for the nine months
  $0.972 and $0.963.

4. Rate Matters
   ------------

    The Company received approval from the Public Service Commission of Wisconsin (PSCW) on March 19, 1998, to recover approximately $1.8 million (excluding carrying costs) of deferred expenses related to the 1997 repairs to the Kewaunee steam generator tubes. The deferred expenses were recovered through a four-month customer surcharge effective April through July of 1998.

    On April 15, 1998, the Company announced its intention to increase electric rates for the test year beginning January 1, 1999, by $14.6 million, or 8.9 percent annually, and increase natural gas rates by $4.6 million, or 4.5 percent annually, for the same time period. The proposed changes are based on a requested return on common stock equity of 12.5 percent and would remain in effect through the year 2000. The rising cost of fuel coupled with increased transmission and generation costs to improve electric reliability are the primary reasons for the requested increase in electric rates. Both rate requests include costs to implement technology to ensure computer system compatibility with the year 2000. Hearings were held in September with a final rate order expected by year end.

5. First Mortgage Bonds and Other Long-Term Debt
   ---------------------------------------------

    On September 14, 1998, the Company issued on the open market
  $30 million in Medium Term Notes, due 2008 at 6.02%. The
  Company intends to use the proceeds to finance several major capital projects in 1998 and 1999.

6. Supplemental Cash Flow Information
   ----------------------------------

    For purposes of the Consolidated Statements of Cash Flows, the Company considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

    Cash payments for interest, net of amounts capitalized, and income taxes were as follows:

  (Thousands of dollars)    Three Months         Nine Months
                                Ended               Ended
                            September 30,       September 30,
                           ---------------     ----------------
                            1998     1997       1998     1997
                           ------   ------     -------  -------
  Interest, net of
    amounts capitalized    $1,214   $1,244      $6,454   $6,521
  Income taxes paid        $4,204   $3,849     $10,412  $11,016

7. Statement of Financial Accounting Standards No. 133,
  "Accounting for Derivative Instruments and Hedging Activities"
   -------------------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
==========================================================

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash provided by operating activities through September of this year increased $22.4 million, compared to the same time period last year. This was attributable primarily to a decrease in net working capital. Cash provided by operating activities during the third quarter of 1998 increased $4.3 million compared to last year's third quarter, for the same reason stated above.

Cash provided by financing activities increased $13.7 million for the three months ended September 30, 1998, over the same time period last year, because of the $30 million debt issue in September 1998.

The Company's internally generated funds were greater than the funds used for construction and nuclear fuel expenditures for the nine-month period ended September 30, 1998. Cash used in investing activities increased by $11.5 million during the nine months ended September 30, 1998, compared to 1997, primarily due to increased additions to utility plant and nuclear fuel expenditures during the first nine months of 1998 compared to 1997. It is anticipated that 1998 construction and nuclear fuel expenditures will be approximately $46.4 million.

Bank lines of credit available to the Company as of September 30, 1998, were $45 million.

The Company's capitalization ratios were as follows:

                              Sept. 30, 1998  Dec. 31, 1997
                              --------------  -------------
Common shareholders' equity        53.2%           52.5%
Long-term debt*                    46.8            37.8
Short-term debt                       -             9.7

   *Includes current maturities and current sinking fund requirements.

The Company's First Mortgage Bonds are currently rated Aa2 by Moody's Investors Service, Inc., and AA by Standard & Poor's Corporation. The Company's Medium Term Notes are currently rated Aa3 by Moody's and AA- by Standard & Poor's. The Company's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

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

The Company's last rate order authorized a gas cost recovery mechanism that allows recovery of pipeline capacity, Federal Energy Regulatory Commission (FERC)-approved/mandated charges, and supply demand costs. Under the new mechanism, gas commodity costs will be compared to a monthly benchmark equal to the first-of-the-month index plus adders reflecting the effects on pricing for reliability, flexibility, weather, and variable transportation costs. If actual costs are below the benchmark, full recovery is allowed. Gas commodity costs above the benchmark will be reviewed by the PSCW. A target will also be determined for capacity release. Capacity release above the target will be shared 60 percent with the ratepayers and 40 percent with the shareholders. Any shortfalls in capacity release will be shared 40 percent with the ratepayers and 60 percent with the shareholders.

Electric Reliability Act
------------------------

On April 28, 1998, Governor Tommy Thompson signed into law the 1997 Wisconsin Act 204 (the Act) - the Electric Reliability Plan. The Act seeks to guarantee the reliable provision of electricity in Wisconsin for future generations. It received widespread support from consumer groups, legislators, and utilities (including the Company).

Among the many provisions included in the Act are those streamlining the regulatory process. For instance, the Act requires the PSCW to prepare a strategic energy assessment, and calls for expediting the PSCW and the Department of Natural Resources (DNR) deadlines to grant certificates of public convenience and necessity needed to construct electric generating facilities and transmission lines. The Act also calls for utilities to voluntarily transfer transmission operations to an ISO approved by the FERC by June 30th of the year 2000.

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

- Directs the PSCW to conduct a study of constraints in the intrastate and interstate transmission system that hurt the reliability of electric service in Wisconsin. The PSCW reported the results to the state legislature on September 1, 1998.

In response to the Act, the Company issued Request for Proposals and has entered into an agreement with WPSC to have an 83-MW gas combustion turbine built. The capital cost of this turbine would be approximately $30 million, and its targeted date of operation is June 1, 2000. The agreement has been filed with the PSCW and is awaiting approval.

Year 2000
---------

The "Year 2000" (Y2K) issue is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Y2K compliant, they may recognize a date "00" as the year 1900 rather than the year 2000. This could result in a system failure causing disruptions in normal business operations.

In 1997, the Company established a Y2K project team to address this concern. During 1997, the project team completed an assessment of the Company's internal systems as well as the Company's embedded systems that may be susceptible to system failures or processing errors as a result of the Y2K issue. The project team identified those systems that may require remediation or replacement and established priorities for repair or replacement. The business systems considered most critical to continuing operations have been given the highest priority. The Company's objective is to complete substantially all remediation and replacement of critical internal systems by the first quarter of 1999, and to complete final testing for Y2K by the end of July 1999.

As part of the Y2K project plan, critical service providers, vendors, customers and business partners have been identified and steps taken in an attempt to ascertain their stage of Y2K readiness through questionnaires and interviews.

Concurrently with the Y2K readiness measures described above, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Y2K issue. Contingency plans may include increasing fuel inventories, securing alternate suppliers, and adjusting facility shutdown and start-up schedules along with other appropriate measures. Contingency planning is an ongoing process and will be continually revised as additional information becomes available.

It is currently estimated that the cost of the Company's Y2K efforts will be $4.3 million, of which $627,000 has been spent. These costs are being expensed as incurred and are being funded through operating cash flow. The costs associated with the replacement of computerized systems and equipment are being capitalized.

Environmental Matters
---------------------

The Company received a notice of violation from the DNR regarding fugitive dust and coal emissions at its Blount Generating Station. The Company and the DNR are working on a solution in which the Company will make certain capital improvements over the next two years. The cost of these improvements are included in the Company's currently filed rate case. In the opinion of management, the improvements will meet the Company's obligation to fully comply with the notice.

Kewaunee Nuclear Power Plant
----------------------------

Kewaunee is operated by WPSC with a license that expires in 2013.
The Company has a 17.8 percent ownership interest in Kewaunee.

On April 7, 1998, the PSCW approved WPSC's application for replacement of the two steam generators at Kewaunee. The total cost of replacing the steam generators would be approximately $90.7 million (the Company's share would be 17.8 percent or $16.1 million). The replacement work is scheduled for the spring of 2000 and will take approximately 60 days.

The Company finalized an agreement on September 29, 1998, with WPSC to sell its ownership (17.8 percent) of Kewaunee to WPSC. This agreement is contingent upon regulatory approval and steam generator replacement. The closing of this agreement is scheduled for the spring of 2000. The Company's decommissioning liability has been limited to the current fund balances plus all decommissioning contributions through 2002. The Company will have an option to purchase capacity and energy up to approximately the Company's current capacity in Kewaunee from WPSC for up to two years following the closing of the transaction.

The Company believes it can secure capacity and energy more cost effectively from other sources than from its Kewaunee investment. The aforementioned agreement provides that the book value of the Company's share of Kewaunee could be credited against the purchase price of a planned 83-megawatt, natural gas-fired, combustion turbine electric generating station to be built near Marinette, Wisconsin. WPSC had previously agreed to build this station for the Company. If, for some reason, the Marinette station is not completed, the agreement calls for WPSC to pay for the Company's share of Kewaunee with a combination of cash and notes.

On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators shows the repairs made in 1997 are holding up well and few additional repairs are needed. In addition to the inspection and repairs of the steam generators, a major overhaul is being performed on the main turbine generator. The plant should be back in operation during the first week of December 1998. On July 2, 1998, the Kewaunee co-owners received approval from the PSCW to defer the costs associated with the repair of the Kewaunee steam generator tubes. If the costs are significant, recovery of the deferred costs will be requested in a future rate proceeding. Minimal costs have been deferred to date.

Kewaunee has been in operation since 1974 and is jointly owned by the Company, WPSC, and Wisconsin Power and Light Company.

Background information regarding Kewaunee steam generator repair issues is set forth in the registrant's Annual Report on Form
10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS
---------------------

Electric Sales and Revenues
---------------------------

Electric retail sales increased 4 percent for the nine-month period and 8 percent for the three-month period ended
September 30, 1998, over the comparable periods last year (see table).

                        ELECTRIC SALES IN MEGAWATT-HOURS
                 Three Months Ended           Nine Months Ended
                     Sept. 30,                    Sept. 30,
               -----------------------   ---------------------------
                 1998    1997  %Change     1998       1997   %Change
               ------- ------- -------   --------- --------- -------
Residential    225,111 200,916  12.0%      576,949   544,340   6.0%

Large com-
mercial and
industrial     284,679 243,417  17.0       785,294   716,950   9.5

Small com-
mercial and
industrial     205,451 210,055  (2.2)      571,571   566,229   0.9

Other           88,369  88,916  (0.6)      238,036   253,116  (6.0)
               ------- -------           --------- ---------
Total
retail         803,610 743,304   8.1     2,171,850 2,080,635   4.4

Sales for
resale          14,908  24,857 (40.0)       63,710    44,709  42.5
               ------- -------           --------- ---------

Total sales    818,518 768,161   6.6     2,235,560 2,125,344   5.2
               ======= =======           ========= =========

Electric operating revenues increased $7.7 million, or 6 percent, for the first nine months of 1998 compared to the same period in 1997.

Electric operating revenues for the three-month period ended September 30, 1998, increased $5.0 million, or 11 percent, compared to last year's third quarter. The warmer weather this summer contributed to the increase in electric sales for the three and nine months ended September 30, 1998, compared to the same periods last year. Also contributing to the increase in revenues was a customer surcharge relating to deferred expenses on 1997 repairs to the Kewaunee steam generation tubes (see Footnote No. 4 - Rate Matters).

Cooling degree days (measured by the number of degrees the mean daily temperature is above 65 degrees Fahrenheit) for the third quarter of 1998 increased approximately 77 percent from last year's third quarter and were 4 percent above normal.

Gas Sales and Revenues
----------------------

For the nine months ended September 30, 1998, gas operating revenues decreased $11.6 million, or 17 percent, compared to the same period in 1997. This decrease is primarily due to the decrease in gas deliveries caused by the above-normal temperatures experienced in this year's first quarter.

For the three months ended September 30, 1998, gas revenues decreased $0.3 million, or 4 percent, compared to the same period last year. This also can be attributed to the decrease in retail gas deliveries.

The following table illustrates gas deliveries as compared to the previous year:

                    GAS DELIVERIES IN THOUSANDS OF THERMS
                  Three Months Ended        Nine Months Ended
                      Sept. 30,                 Sept. 30,
               -----------------------  ------------------------
                1998    1997   %Change    1998     1997  %Change
               ------  ------  -------  -------  ------- -------

Residential     5,379   5,533   (2.8)    51,321   60,217  (14.8)

Commercial
& industrial    6,957   8,828  (21.2)    45,575   59,083  (22.9)
               ------  ------           -------  -------
Total
retail         12,336  14,361  (14.1)    96,896  119,300  (18.8)

Transport      10,327  10,340   (0.1)    29,094   29,434   (1.2)
               ------  ------           -------  -------
Total
deliveries     22,663  24,701   (8.3)   125,990  148,734  (15.3)
               ======  ======           =======  =======

Electric Fuel and Natural Gas Costs
-----------------------------------

Fuel costs for electric generation and purchased power increased $1.7 million, or 15 percent, for the third quarter of 1998 compared to last year's third quarter. This is mainly attributed to the higher sales we experienced in this year's third quarter compared to last year's third quarter.

Fuel costs for electric generation and purchased power decreased $2.3 million, or 7 percent, for the nine months ended
September 30, 1998, compared to the same period last year. Electric margin (revenues less fuel and purchased power costs) increased $10.0 million, or 11 percent, for this same time period. The primary factor for the increased electric margin is lower purchased power costs. During the first half of 1997, the Company had higher replacement power costs due to the extended outage of the Kewaunee plant.

Natural gas costs for the nine months ended September 30, 1998, decreased $11.3 million, or 27 percent, compared to the same period a year ago. This is mainly due to above-normal temperatures resulting in a decrease in retail gas deliveries of 19 percent. Natural gas costs for the third quarter of 1998 decreased $0.8 million, or 25 percent versus the comparative 1997 period, due to a decrease in retail gas deliveries of 14 percent.

Other Operating Expenses
------------------------

Operations and maintenance costs increased $2.0 million, or 11 percent, for the third quarter of 1998 and increased
$3.2 million, or 6 percent, for the first nine months of the year compared to the same time periods a year ago. The primary reason for the increase is the costs associated with maintenance on our generating facilities to meet this summer's power demand.

Depreciation and amortization expense increased $4.5 million, or 23 percent, for the nine months ended September 30, 1998, and $0.8 million, or 10 percent, for the third quarter of 1998 versus the comparable periods a year ago. The increases are attributed to the accelerated depreciation and decommission funding of the Kewaunee plant. The PSCW approved the accelerated depreciation and decommissioning funding for Kewaunee based on a service life ending at the end of 2002. The acceleration went into effect in August of 1997.

PART II.  OTHER INFORMATION
===========================

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

The Company has filed a case with the Dane County Circuit Court, "Madison Gas and Electric Co. vs Public Service Commission of Wisconsin." The case involves the Company's appeal of the PSCW's order granting Wisconsin Public Service Corporation authority to replace the steam generators at Kewaunee. The owners of Kewaunee have differing views on the desirability of proceeding with the steam generator replacement project. The Company has not favored replacement of the steam generators and believes the record does not support replacement. The case is being held in abeyance pending consummation of the agreement to transfer ownership of Kewaunee.

ITEM 5 - OTHER INFORMATION
--------------------------

Forward-Looking Statements
--------------------------

This report contains, and certain of the Company's other public documents contain, forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions, especially as they relate to future revenues, expenses, financial resources, and regulatory matters. Such statements are forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company's actual results to differ materially from those projected, expressed or implied, in such forward-looking statements. Some of those risks and uncertainties include the economic and market conditions in the Company's service territory; magnitude and timing of capital expenditures; regulatory environment, including the restructuring of the electric utility industry in Wisconsin; regulatory approval of the sale of Kewaunee; availability and cost of power supplies; and the Company's ability to become Year 2000 compliant at a reasonable cost.

Kewaunee Nuclear Power Plant
----------------------------

Kewaunee was shut down for refueling on October 17, 1998. During refueling, the steam generator tubes were checked for corrosion-induced cracking. This inspection discovered that a small number of steam generator tubes need to be repaired by sleeving or removed from service. Kewaunee is expected to return to service in the first week of December.

On September 29, 1998, the Company and WPSC finalized an agreement for WPSC to buy MGE's entire 17.8 percent share of Kewaunee. The closing is contingent upon regulatory approval and steam generator replacement and is scheduled to occur in the spring of 2000.

Background information regarding Kewaunee steam generator repair issues and ownership issues is set forth in the registrant's
Annual Report on Form 10-K for the year ended December 31, 1997, and on Form 8-K dated September 30, 1998.

1999 Annual Meeting of Shareholders
-----------------------------------

The Company's 1999 Annual Meeting of Shareholders is expected to be held on Tuesday, May 4, 1999. Pursuant to rules of the Securities and Exchange Commission (SEC), in order to be considered for inclusion as an agenda item in the Company's 1999 Proxy Statement, a shareholder proposal must be received by the Company no later than November 23, 1998. In addition, regardless of whether a proposal is included as an agenda item in the Company's 1999 Proxy Statement, the Company's Bylaws establish an advance notice procedure for shareholder proposals to be brought before any meeting of shareholders, including proposed nominations of persons for election to the Board of Directors. Shareholders at the 1999 Annual Meeting may consider a proposal or nomination brought by a shareholder of record on the record date to be established for the 1999 Annual Meeting who has given the Company timely written notice, in proper form, of the shareholder's proposal or nomination. A shareholder proposal or nomination intended to be brought before the 1999 Annual Meeting must be received by the Company after the close of business on January 25, 1999, and prior to the close of business on February 19, 1999.

If a timely and proper shareholder proposal is received by the Company, the proposal is not included as an agenda item in the 1999 Proxy Statement, and the proposal is properly presented at the 1999 Annual Meeting, the Company may exercise discretionary authority when voting on the proposal if in the 1999 Proxy Statement the Company advises shareholders on the nature of the proposal and how the Company intends to vote on the proposal, unless the shareholder satisfies certain SEC requirements, including mailing a separate proxy statement to the Company's shareholders. All proposals and nominations should be directed to the Company's principal executive offices at 133 South Blair Street, Post Office Box 1231, Madison, Wisconsin 53701-1231,
Attention: Corporate Secretary.

ITEM 6(A) - EXHIBITS
--------------------

Exh. No. 3. Bylaws as in effect at October 16, 1998.

Exh. No. 4. Indenture of Mortgage and Deed of Trust between the
Company and Firstar Trust Company, as Trustee (and supplements).
Incorporated by reference to Exhibit 4A of the Company's 1997
Annual Report on Form 10-K (Commission File No. 0-1125).

Exh. No. 12. Ratio of Earnings to Fixed Charges

Exh. No. 27. Appendix E to Item 601(c) of Regulation S-K: Public
Utility Companies Financial Data Schedule UT.

ITEM 6(B) - REPORTS ON FORM 8-K
-------------------------------

The Company filed a current report on Form 8-K dated September 30, 1998, under Item 5, "Other Events," which contains, under
Exhibit 99, a press release announcing its agreement with WPSC to sell its share of the Kewaunee plant (17.8 percent) to WPSC.

SIGNATURES
==========

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      MADISON GAS AND ELECTRIC COMPANY
                      (Registrant)


Date: November 12, 1998   /s/ David C. Mebane
                          Chairman, President and
                          Chief Executive Officer
                          (Duly Authorized Officer)


Date: November 12, 1998   /s/ Terry A. Hanson
                          Vice President - Finance
                          (Chief Financial and
                          Accounting Officer)