Form 10-K405
period 1998-12-31
MADISON GAS & ELECTRIC CO
filed 1999-03-31
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the fiscal year ended: DECEMBER 31, 1998

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $307,524,607 based on a closing bid price of $19.125 on March 1, 1999 (the record date for the Annual
Meeting of Shareholders).

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

- 1998 Annual Report to Shareholders (Parts I, II, and IV)
- Definitive Proxy Statement filed on March 29, 1999 (Parts I and III)

                            TABLE OF CONTENTS

PART I

1. BUSINESS                                          I-1
2. PROPERTIES                                        I-9
3. LEGAL PROCEEDINGS                                 I-10
4. RESULTS OF VOTES OF SECURITY HOLDERS              I-10

PART II

5. MARKET FOR THE REGISTRANT'S COMMON STOCK
     AND RELATED STOCKHOLDER MATTERS                 II-1
6. SELECTED FINANCIAL DATA                           II-2
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS   II-3
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       II-13
9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE          II-13

PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF
      THE REGISTRANT                                 III-1
11. EXECUTIVE COMPENSATION                           III-2
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
      OWNERS AND MANAGEMENT                          III-2
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   III-2

PART IV.

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
      AND REPORTS ON 8-K                             IV-1
    SIGNATURES                                       IV-3

PART I.

Item 1. BUSINESS

GENERAL DESCRIPTION OF BUSINESS

Madison Gas and Electric Company (MGE), a Wisconsin corporation organized in 1896, is a public utility that generates, transmits and distributes electricity in Dane County, Wisconsin (250 square miles). MGE also purchases, transports and distributes natural gas in seven Wisconsin counties: Columbia, Crawford, Dane, Iowa, Juneau, Monroe and Vernon (1,325 square miles). Exhibit No. 21 describes MGE's wholly owned subsidiaries.

In December 1998, MGE's two gas marketing subsidiaries, Great Lakes Energy Corp. (GLENCO) and American Energy Management, Inc. (AEM), sold their remaining assets in National Energy Management, L.L.C. (NEM) for $1.8 million. NEM was formed in January 1997 as a joint venture between GLENCO, AEM and a Houston-based gas marketing company. (See Item 7, page II-5, and Item 8, page F-16, for further discussion.)

The Public Service Commission of Wisconsin (PSCW) has authority to regulate MGE's rates, accounts, issuance of securities, plant and transmission line siting, and other aspects of its business. The Federal Energy Regulatory Commission (FERC) has jurisdiction, under the Federal Power Act, over certain accounting practices and certain other aspects of MGE's business. The Nuclear Regulatory Commission (NRC) has jurisdiction over operation of the Kewaunee Nuclear Power Plant (Kewaunee). MGE has a 17.8% ownership interest in Kewaunee. The other owners are Wisconsin Public Service Corporation (WPSC), which operates Kewaunee, and Wisconsin Power and Light Company (WPL) a subsidiary of Alliant Energy.

MGE is also subject to state and federal regulations concerning air quality, water quality, and solid waste (see I-6 and I-7). MGE may be subject to other environmental regulations set by various federal, state and local authorities including the Wisconsin Department of Natural Resources (DNR), which regulates pollution and environmental control matters at MGE's electric generating plants. The DNR has jurisdiction over air and water quality, and solid waste and hazardous waste standards. MGE has met the requirements of current environmental regulations. It is not known if additional expenditures may be required for pollution control equipment and/or modifying existing plants to comply with future unknown environmental regulations.

For example, the ongoing issue of global warming could result in significant compliance cost for reducing carbon dioxide emissions. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required. MGE is unable to predict if complying with future pollution control regulations could involve: (1) curtailing operations, (2) reducing capacity or efficiency at existing plants, or (3) delaying the construction and operation of future generating facilities.

The National Environmental Policy Act and Wisconsin Environmental Policy Act require MGE to conduct a complete environmental review and issue a detailed environmental impact statement before obtaining necessary authorizations or permits from regulatory agencies. This applies to any new projects or other major actions that could significantly affect the environment.

ELECTRIC OPERATIONS

At December 31, 1998, MGE supplied electric service to approximately 124,000 customers, of whom 110,706 were located in the cities of Fitchburg, Madison, Middleton, and Monona, and 13,371 in adjacent areas. Of the total number of customers, 114,133 were residential and 17,601 were commercial. For 1998, residential and commercial electric service revenues comprised 35% and 49%, respectively, of total electric revenues. Other 1998 electric revenues were from industrial sales (7%), sales to public authorities including the University of Wisconsin (8%) and sales to other utilities (1%). Electric operations accounted for 68% of MGE's total 1998 revenues.

See Item 2, page I-10, Properties, for a description of MGE's electric utility plant.

MGE is a member of Mid-America Interconnected Network, Inc. (MAIN), a regional reliability group. MAIN members work together to better utilize reserve generating capacity and coordinate long-range system planning and day-to-day operations. MAIN seeks to maintain adequate planning generation reserve margins in the region, ranging from 15% to 22%. MGE is also a member of the Mid-Continent Area Power Pool (MAPP) Regional Transmission Committee (RTC). RTC members pool their transmission systems allowing each member to easily access economical energy across the Upper Midwest. Each member is then compensated for the energy flows on their individual transmission system.

In February 1996, the PSCW submitted a report to the State Legislature on electric utility restructuring in Wisconsin. Included in the report was a 32-step work plan and time line summarizing expected restructuring activities. During the summer of 1997, Wisconsin and Illinois experienced electric supply shortages when a number of nuclear plants, including Kewaunee, were out of service in Illinois and Wisconsin. The electric reliability crisis caused the PSCW to revise its previous plans for restructuring the electric industry. In October 1997, the PSCW stated that retail competition cannot occur until all the safeguards are in place to protect consumers and reliability concerns are addressed. This conclusion was consistent with plans proposed by MGE and a broad coalition of customers. (See Item 7, pages II-8 and II-9, Business and Regulatory Environment.)

Fuel supply and generation

MGE estimates its net kilowatt-hour requirements for 1999 will be provided from the following sources: 63% from fossil-fueled steam plants, 25% from a nuclear-fueled steam plant, 10% from low-cost power purchases and 2% from a combination of wind turbines and natural gas- and oil-fired combustion turbines.

MGE has a 22% ownership interest in the Columbia Energy Center (Columbia). The other owners are WPL, which operates Columbia, and WPSC. The first (Columbia I) and second (Columbia II) units at Columbia were placed in commercial operation in 1975 and 1978, respectively. The Columbia co-owners' coal inventory supply for Columbia I and Columbia II increased from 55 days on December 31, 1997, to 61 days on December 31, 1998. The co-owners' goal is to maintain approximately a 40-day inventory. Columbia, with two 527-megawatt units, uses coal from the Wyoming-Montana coal fields. All the low-sulfur coal supply for these units (100%) comes from Powder River Basin sources in Montana and Wyoming.

About 200 megawatts of MGE's electric generating capacity is provided by the Blount Generating Station (Blount) (see Item 2, page I-10,
Properties). MGE is able to burn a variety of coals, natural gas and other fuels.

The Kewaunee plant is a pressurized water reactor plant with a name plate capacity of 562 megawatts. It began commercial operation in 1974. The Kewaunee operating license expires in 2013.

On April 7, 1998, the PSCW approved WPSC's application to replace two steam generators at Kewaunee for a total cost of approximately $90.7 million (MGE's share would be 17.8% or $16.1 million). The replacement work, scheduled for the spring of 2000, will take approximately 60 days.

On September 29, 1998, MGE finalized an agreement to sell its ownership of Kewaunee to WPSC ("the Agreement"). MGE believes it can secure electric capacity and energy more cost effectively from other sources than Kewaunee, as well as eliminate the risk of future stranded costs. Under the Agreement, this transaction is scheduled to close upon regulatory approval and commencement of the replacement of steam generators at Kewaunee.

Under the Agreement, MGE's decommissioning liability has been limited to the current fund balances plus all decommissioning collections through 2002. For up to two years after the closing of the Agreement, MGE will have an option to buy from WPSC electric capacity and energy up to MGE's approximate current capacity in Kewaunee.

Additionally, WPSC has agreed to build for MGE an 83-megawatt natural gas-fired combustion turbine near Marinette, Wisconsin. MGE will own this unit upon completion. WPSC has agreed to credit the book value of MGE's share of Kewaunee against the purchase price of the combustion turbine. If, for some reason, the Marinette unit is not completed, WPSC will pay MGE for its book value of Kewaunee.

On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators showed that 1997 repairs are holding up well and few additional repairs were needed. A major overhaul also was performed on the main turbine generator. The plant was back on line November 27, 1998.

The PSCW had approved deferring anticipated 1998 Kewaunee steam generator repair costs. However, inspections during the 1998 refueling outage found little additional steam generator degradation. A change in the NRC technical specifications also required minimal repairs at this time since the steam generators will likely be replaced in 2000. The PSCW is reviewing possible recovery of these costs, which were minimal.

Kewaunee has achieved the Institute of Nuclear Power Operations' top ranking for the seventh time. The Institute of Nuclear Power Operations was formed in 1979 to promote excellence in the nuclear industry.

The federal government is ultimately responsible for disposing of or permanently storing spent nuclear fuel. Spent nuclear fuel is currently being stored at Kewaunee. Minor plant modifications planned for 2001 will allow Kewaunee to have sufficient fuel storage capacity until its license expires in 2013. Federal legislation is being considered to create an interim storage facility.

On January 31, 1998, the United States Department of Energy (DOE) failed to comply with its obligation to begin removing spent nuclear fuel as required by the Nuclear Waste Policy Act of 1982. The Kewaunee co-owners joined other utilities in a motion to enforce the July 1996 mandate of the United States Court of Appeals for the District of Columbia that the DOE had an unconditional obligation to begin accepting, transporting and disposing of spent nuclear fuel by January 31, 1998.

On May 5, 1998, the United States Court of Appeals for the District of Columbia issued a decision denying the motion to enforce the court's 1996 mandate. The denial centered on two points: (1) questions about whether or not the Nuclear Waste Fund could be used as a source to pay damages the utilities have incurred as a result of the DOE's breach of its obligation; and (2) the fact that the question is not ready for review. The court also indicated that certain items fall outside the scope of the court's mandate including (1) compelling the DOE to submit a detailed program for disposing of spent fuel from utilities, and (2) declaring that the utilities are relieved of their obligation to pay fees to the Nuclear Waste Fund for a permanent spent fuel repository and are authorized to place such fees into escrow until the DOE commences with disposing of spent fuel pursuant to its obligation. The scope of the court's mandate was limited to defining the nature of the DOE's statutory obligations and did not extend to requiring the DOE to perform under its contracts with the utilities. The Kewaunee co-owners are currently evaluating the decision to determine how to proceed with contract remedies.

On June 26, 1997, the Midwest Compact Commission, on June 26, 1997, halted development in Ohio of a six-state, regional facility for disposing of low-level radioactive waste. The Midwest Compact Commission cited dwindling regional waste volumes, continued access to existing disposal facilities and potentially high development costs as the primary reasons for its decision. The Midwest Compact Commission monitors the availability of disposal sites for the low-level radioactive waste created by all utilities in this region. Kewaunee has sufficient on-site capacity to store the amount of low-level radioactive waste expected to be generated over 10 years. This is due to technology advances, waste compaction and generating less waste. Waste from Kewaunee could be stored at a low-level radioactive site in Barnwell, South Carolina, if needed.

The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on full recovery by the end of 2002, versus full recovery when the plant's license expires in 2013. This was prompted by uncertainty about the expected useful life of the plant without steam generator replacement. On December 31, 1998, the net carrying amount of MGE's investment in Kewaunee was approximately $15.8 million. MGE's share of Kewaunee decommissioning costs is an estimated $83.2 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. The decommissioning trust assets at December 31, 1998, totaled $79.1 million. In accordance with the Agreement between WPSC and MGE regarding the sale of Kewaunee, MGE's decommissioning liability has been limited to the current fund balances plus all decommissioning contributions through 2002. The study assumed decommissioning costs will increase an average of 6.0% per year. Physical decommissioning is expected to occur from 2014 through 2021. It is expected that additional expenditures will be incurred from 2022 through 2039 for storing spent nuclear fuel at the plant site.

Nuclear decommissioning costs are currently recovered from customers in rates and are deposited in external trusts. For 1998, the decommissioning costs recovered in rates were $8.1 million. (See Item 7, pages II-7 and II-8 for further discussion of Kewaunee.)

The Kewaunee co-owners purchase uranium concentrates, conversion services, enrichment services and fabrication services for nuclear fuel assemblies at Kewaunee. New fuel assemblies replace used assemblies that are removed from the reactor every 18 months and placed in storage at the plant site pending removal by the DOE.

Uranium concentrates, conversion services and enrichment services are purchased at spot market prices, through a bid process or using existing contracts.

A uranium inventory policy requires that sufficient inventory exist for up to two reactor reloads of fuel. Kewaunee held 947,000 pounds of yellowcake or its equivalent in inventory as of December 31, 1998.

Two contracts are in place to provide conversion services for nuclear fuel reloads in 2000 and 2001.

A fixed quantity of enrichment services are contracted through the year 2004. Additional enrichment services will be acquired under a contract which is in effect for the life of Kewaunee or by purchases on the spot market.

Fuel fabrication services are contracted well into the next decade and contain contractual clauses covering force majeure and termination provisions.

If, for any reason, Kewaunee was forced to suspend operations permanently, fuel-related obligations are as follows: (1) there are no financial penalties associated with the present uranium supply, conversion service and enrichment agreements, and (2) the fuel fabrication contract contains force majeure and termination for convenience provisions. As of the end of 1998, the maximum exposure would not be expected to exceed $274,000. Uranium inventories could be sold on the spot market.

On June 26, 1998, the United States Supreme Court declined to review a May 1997 decision by the United States Court of Appeals for the Federal Circuit that was adverse to Yankee Atomic Electric Company. As a result, it let stand a provision in the Energy Policy Act of 1992 that requires nuclear power companies to pay a retroactive surcharge on enrichment services purchased from the DOE. The surcharge was imposed to help fund the decontamination and decommissioning of certain DOE facilities. Yankee Atomic Energy Company had argued that the government should not have the power to impose retroactive financial liability, stating it was a breach of the fixed-price enrichment contracts that the company signed prior to the Energy Policy Act of 1992.

Following the United States Supreme Court action, the Kewaunee co-owners joined with a number of other nuclear power companies to challenge the constitutionality of the Energy Policy Act of 1992 in a Federal District Court in New York.

Under the existing law, Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. MGE's obligation amounts to approximately $250,000 per year (adjusted for inflation) through the year 2007.

Air quality

Phase II of the 1990 Federal Clean Air Act amendments sets limits for allowable emissions of sulfur dioxides (SO2) and nitrogen oxides (NOx) that will take effect January 1, 2000. Modifications have already been completed at all MGE generating units to meet year 2000 NOx requirements. In addition, early modifications at Blount will allow MGE to delay meeting more stringent NOx requirements at this plant until 2007. In addition to these requirements, the Environmental Protection Agency (EPA) has recently issued stricter NOx emission limits that will likely take effect in May 2003. MGE is considering potential strategies for complying with new SO2 and NOx requirements including fuel switching, emissions trading, purchased power agreements, new emission control devices, or installation of new fuel-burning and clean-coal technologies. Implementing new measures will likely increase capital, operating and maintenance expenditures.

Wisconsin's acid rain law imposes limitations of SO2 emissions. Blount and MGE's share of Columbia are required to meet a combined SO2 emission rate of 1.20 pounds of SO2 per million Btu. No capital costs are anticipated to comply with this standard.

The 1990 Federal Clean Air Act amendments require the EPA to perform certain studies concerning hazardous air emissions from electric utilities. The EPA recently completed a study for mercury and is in the process of collecting coal and mercury emissions data from utilities. These studies may lead to new power plant regulations for mercury and other hazardous air emissions.

MGE believes all of its plants to be in full compliance with all material aspects of present air-pollution control regulations.

Water quality

MGE is subject to water quality regulations by the DNR. These regulations include both categorical-effluent discharge standards and general water quality standards. The regulations limit discharges from MGE's plants into Lake Michigan and other Wisconsin waters.

The categorical-effluent discharge standards require each discharger to use effluent treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established pursuant to the federal Water Pollution Control Act. The DNR has published categorical regulations for chemical discharges from steam electric generating plants. MGE is in compliance with applicable standards.

Solid waste

MGE is listed as a potentially responsible party for clean up at two sites that the EPA has placed on the national priorities Superfund list:
(1) the Refuse Hideaway Landfill in Middleton, Wisconsin, where MGE disposed of fly-ash sludge from 1980 to 1984, and (2) the Lenz Oil site in Lemont, Illinois, which was used for storing and processing waste oil for several years. These sites require clean up under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). A group of companies is currently negotiating with the EPA on the cleanup of these two sites.

MGE's management believes the Company's share of the final cleanup costs will not result in any materially adverse effects on the operations, cash flows or financial position of MGE. Insurance may cover a significant amount of the cleanup costs. Management believes the cleanup costs not covered by insurance will be recovered in current and future rates.

From 1855 through the 1950s, MGE and its predecessors operated a manufactured gas plant at the present site of Blount. The plant used coal and oil to produce a low-Btu gas used primarily for residential cooking and heating. Wastes from the gas manufacturing process included light oils and tars. Residual tars and oils from operating the plant may have impacted the site near the gas holders. MGE has been monitoring the groundwater and soils for several years in cooperation with the DNR. In the opinion of management and legal counsel, the resolution of this matter will not result in any materially adverse effect on the operations or financial position of MGE.

The City of Madison has identified MGE as a potentially responsible party for remediation of the Demetral Landfill. MGE used this site in the early 1950s to dispose of fly-ash and bottom-ash that was produced from burning coal to generate electricity. Many other companies also disposed of waste at this site. MGE has the potential to incur liability costs associated with its use of this landfill. In the opinion of management, the resolution of this matter will not result in any materially adverse effect on the operations or financial position of MGE.

GAS OPERATIONS

On December 31, 1998, MGE supplied natural gas service to approximately 110,000 customers in the cities of Elroy, Madison, Middleton, Monona, Fitchburg, Lodi, Verona and Viroqua; 22 villages; and all or parts of 41 townships. Revenues received from residential and commercial customers accounted for 56% and 32%, respectively, of the total gas revenues for 1998. Gas operations accounted for 32% of MGE's total revenues. Transportation service accounted for about 3% of the total 1998 gas revenues.

MGE can curtail gas deliveries to its interruptible customers.
Approximately 6% of gas sold in 1998 was sold to interruptible customers.

Gas supply

MGE has physical interconnections with both ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). MGE's primary service territory, which includes Madison and the surrounding area, receives deliveries at four ANR gate stations and one NNG gate station. MGE also receives deliveries at NNG gate stations located in the communities of Viroqua, Elroy, and in Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical supply mix, which includes gas from Canada and the United States Mid-Continent and Gulf/Offshore regions.

By contract, a total of 5,576,600 dekatherms can be injected into ANR's storage fields from April 1 through October 31. These gas supplies are then available to withdraw during the subsequent heating season
November 1 through March 31. ANR's storage fields are located in Michigan. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lowest, and withdraw these supplies during the winter season, when gas prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

During the winter months, when customer demand is highest, MGE is primarily concerned with meeting its obligation to firm customers. MGE meets customer demand by using long-term firm supply contracts, supplies in storage (injected during the summer) and firm supplies purchased for the winter period. Contracts for these gas supplies are finalized before the heating season so price levels can be locked in to assure reliable deliveries and stable prices.

The prior heating season (November 1997 through March 1998) was warmer than normal. Demand for natural gas was near forecasted amounts during the summer (April 1998 through October 1998) as gas was injected into storage to replenish inventories. The beginning of the current heating season (November 1998 through March 1999) has been much warmer than normal and caused storage levels to be somewhat higher than normal.

MGE has firm transportation service on ANR for a maximum daily quantity of 33,618 dekatherms. MGE's NNG maximum daily quantity for firm transportation service is 48,719 dekatherms. MGE also holds 2,457 dekatherms of firm transportation service into Viroqua's NNG gate station and firm transportation service of 1,432 dekatherms into Crawford County's NNG gate station.

GENERAL

MGE's business is seasonal to the same extent as other Upper Midwest electric and natural gas utilities.

MGE had 675 permanent employees at December 31, 1998.

Information regarding MGE executive officers is included under Item 10, page III-1, Directors and Executive Officers of the Registrant, of this report, which information is incorporated herein by reference.

Item 2. Properties

The following table presents the generating capability in service at December 31, 1998:

                                                    Net
                      Commercial                 Capability    No. of
   Plants           Operation Date     Fuel      (Megawatt)    Units
   ------           --------------    -----      ----------    ------
Steam plants
Columbia             1975 & 1978    Low-sulfur    232 (1,2)      2
                                     coal
Kewaunee             1974           Nuclear        93 (1,3)      1
Blount (Madison)     1957 & 1961    Coal/gas       99            2
                     1938 & 1942    Gas            39            2
                     1949           Coal/gas       22            1
                     1964-1968      Gas/oil        35            4
Combustion turbines  1964-1973      Gas/oil        91            5
Portable generators  1998-1999      Diesel         10           10
                                                ---------
Total                                             621

(1) Base load generation
(2) MGE's 22% share of two 527-mw units located near Portage, Wisconsin
(3) MGE's 17.8% share of 525-mw unit located near Kewaunee, Wisconsin

Major electric transmission and distribution lines and substations in service at December 31, 1998, are as follows:

                                  Miles
                    ------------------------------------
   Lines            Overhead Lines     Underground Lines
-----------------   ---------------    -----------------
Transmission
  345 kV                  124                  -
  138 kV                   96                  3
  69 kV                    63                 20
Distribution
  13.8 kV and under     1,017                762

                                       Installed Capacity
                      Substation             (kVA)
                    -----------------  ------------------
                    Transmission (22)       4,165,000
                    Distribution (33)         363,000

Gas facilities include 1,911 miles of distribution mains and one propane air plant capable of producing a maximum daily capacity of 9,000 dekatherms of natural gas equivalent.

Item 3. Legal Proceedings

See Item 8, page F-16 and F-17.

Item 4. Results of Votes of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MGE common stock is traded on The Nasdaq National Stock Market (Nasdaq) under the symbol MDSN. On January 31, 1999, there were approximately 18,513 stockholders of record. MGE's transfer agent and registrar is Harris Trust and Savings Bank, Chicago, Illinois.

The tables below show the following: (1) high and low sales prices for the common stock on Nasdaq, and (2) dividends paid per common share for each quarter over the past two years.

                 Common stock price range
                           1998               Dividends per Share
                    High          Low                 1998
                  -------      -------        -------------------
First quarter     $23-1/2      $21-3/4               $0.323
Second quarter    $22-7/8      $20-7/8               $0.323
Third quarter     $23-1/2      $22-1/4               $0.326
Fourth quarter    $23-11/16    $22-1/4               $0.326

                 Common stock price range
                           1997               Dividends per share
                    High          Low                 1997
                  -------      -------        -------------------
First quarter     $21-3/4      $18-1/2              $0.320
Second quarter    $21-1/4      $19-1/2              $0.320
Third quarter     $21-1/4      $19-7/8              $0.323
Fourth quarter    $23-3/4      $19-5/8              $0.323

ITEM 6. SELECTED FINANCIAL DATA

For the years ended December 31,
(In thousands of dollars, except per-share amounts)
                            1998      1997        1996        1995      1994
                         ---------  ---------   --------   ---------  --------
  Summary of Operations
Operating Revenues:
 Electric                $169,563    $163,123   $152,747   $153,554   $149,665
 Gas                       80,189     101,525    100,544     95,036     95,307
                         --------   ---------   --------   --------   --------
  Total                   249,752     264,648    253,291    248,590    244,972
Operating expenses        199,954     212,921    200,486    191,725    187,469
Other general taxes         9,263       8,797      8,736      8,709      8,619
Income tax items           10,723      11,940     12,553     14,285     14,822
                         --------   ---------   --------   --------    -------
 Net operating income      29,812      30,990     31,516     33,871     34,062
Other (loss)/income
 (including allowance
 for funds used during
 construction)              3,339       2,272   (14,177)      1,635      2,146
                         --------   ---------   --------   --------    -------
 Income before
  interest expense         33,151      33,262     17,339     35,506     36,208
Interest expense           10,921      10,739     10,912     11,536     11,197
 Net income                22,230      22,523      6,427     23,970     25,011
Preferred dividends             -           -          -         64        471
                         --------   ---------   --------   --------    -------
 Earnings on common
  stock                  $ 22,230    $ 22,523   $  6,427   $ 23,906   $ 24,540
                         ========   =========   ========   ========   ========
Average shares
 outstanding               16,080      16,080     16,080     16,080     16,080
  Earnings per share        $1.38       $1.40      $0.40      $1.49      $1.53
  Dividends paid per
   share                   $1.298      $1.287     $1.273     $1.260     $1.247
Ratio of earnings to
 fixed charges*              3.84        4.02       2.71       4.23       4.49

 At December 31,
     Assets
Electric                 $311,563    $313,855   $315,022   $327,053   $323,870
Gas                       111,762     118,339    116,723    119,968    118,210
Assets not allocated       42,940      39,596     52,424     46,855     45,679
                         --------   ---------   --------   --------   --------
 Total                   $466,265    $471,790   $484,169   $493,876   $487,759
                         ========   =========   ========   ========   ========
   Capitalization
Common shareholders'
 equity                  $182,275    $180,923   $179,089   $193,137   $189,489
Redeemable preferred
 stock                          -           -          -          -      5,100
Long-term debt            159,761     129,923    128,886    129,048    130,800
Short-term debt                 -      33,500     29,750     20,500     28,600
                        ---------    --------   --------   --------   --------
 Total Capitalization    $342,036    $344,346   $337,725   $342,685   $353,989
                        =========    ========   ========   ========   ========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Madison Gas and Electric Company's (MGE) consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes.

This report, and certain other MGE public documents, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions, especially as they relate to future revenues, expenses, financial resources and regulatory matters. These forward-looking statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. MGE cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE's actual results to differ materially from those projected, expressed or implied. Some of those risks and uncertainties include the following:

- economic and market conditions in MGE's service territory;
- magnitude and timing of capital expenditures;
- regulatory environment (including restructuring the electric utility industry in Wisconsin);
- availability and cost of power supplies; and
- MGE's ability to become Year 2000 (Y2K) compliant at a reasonable cost.

RESULTS OF OPERATIONS

Earnings Overview

In 1998, MGE produced consolidated earnings of $1.38 per share, despite having the warmest heating season since 1931. Management's actions to control costs helped minimize the impact of weather on earnings. MGE increased nonutility income by: (1) selling its remaining assets in National Energy Management and (2) buying weather "insurance" to manage the risk of lost gas revenue due to abnormal weather conditions.

In 1997, MGE earned $1.40 per share despite an extended outage at the Kewaunee Nuclear Power Plant (Kewaunee). MGE's expenses were higher for:
(1) replacement power while Kewaunee was out of service and prior to the interim rate surcharge and (2) actions taken to prevent outages when regional power supplies were tight in the summer.

In 1996, earnings from core utility operations were $1.48 per share. Earnings were negatively impacted by one-time charges totaling $12.0 million (after tax), which reflected: (1) the current value of MGE's investment in its gas marketing subsidiaries at that time and (2) a refund to natural gas customers under a sharing mechanism between Great Lakes Energy Corp. (GLENCO) and MGE. Operating losses of $5.4 million (after tax) from MGE's gas marketing subsidiaries also impacted consolidated earnings. MGE's consolidated earnings totaled $0.40 per share.

Electric Sales and Revenues

In 1998, warm summer weather contributed to a 2.5% increase in electric retail sales. Electric revenues were up $6.4 million or 3.9% mainly due to sales growth and a customer surcharge for deferred expenses on the 1997 Kewaunee repairs (see Item 3, page F-15, Rate Matters). The electric sales breakdown by customer class is shown in the table below:

                                  Electric Sales
                       ------------------------------------
Megawatt-hours           1998          1997       % Change
                       ---------    ----------    ---------
Residential              750,831       720,576       4.2
Commercial             1,481,315     1,420,347       4.3
Industrial               306,022       307,485      (0.5)
Other                    312,684       332,995      (6.1)
                       ---------    ----------
  Total Retail         2,850,852     2,781,403       2.5
Resale - Utilities        76,889        64,914      18.4
                       ---------    ----------
  Total Sales          2,927,741     2,846,317       2.9
                       =========    ==========

In 1997, electric revenues rose $10.4 million or 6.8% due to growth in electric sales, a 3.1% increase in electric rates effective August 20, 1997, and an interim rate surcharge of 0.507 cents per kilowatt-hour effective March through June 1997. The interim rate surcharge covered higher costs incurred during the extended outage at Kewaunee.

Gas Sales and Revenues

In 1998, one of the warmest winters on record, total gas therms delivered by MGE dropped 14.8%. As a result, gas revenues were down $21.3 million or 21.0%. Total heating degree days (as measured by the number of degrees that the mean daily temperature is below 65 degrees Fahrenheit) fell 19.3%. The table below shows total gas deliveries by customer class.

                                           Gas Sales
                               --------------------------------
Megawatt-hours                   1998        1997      % Change
                               --------    --------    --------

Residential                     75,283      87,664      (14.1)
Commercial and Industrial       68,109      87,717      (22.4)
                               -------     -------
  Total Retail System          143,392     175,381      (18.2)
                               -------     -------
Transport                       40,926      40,947       (0.1)
                               -------     -------
  Total Gas Deliveries         184,318     216,328      (14.8)
                               =======     =======

In 1997, mild winter weather resulted in a 4.9% decrease in total gas therms delivered by MGE, compared to 1996. However, gas revenues were up 1.0%. A 3.5% gas rate increase, effective in August, contributed to higher revenues.

Electric Fuel and Natural Gas Costs

In 1998, lower purchased power costs due to the availability of Kewaunee, contributed to a $2.9 million or 6.4% decrease in electric fuel and purchased power costs. MGE's electric margin (revenues less fuel and purchased power) for 1998 was up $9.3 million or 7.9%. However, the increase in margin was due in part to the interim rate surcharge.

In 1997, electric fuel and purchased power costs increased $6.4 million or 16.7%. MGE incurred higher costs to replace power normally produced at Kewaunee. A regional electric supply shortage also drove up purchased power costs in July 1997.

In 1998, an unusually warm winter resulted in a $19.6 million or 30.1% decrease in natural gas costs. Lower gas deliveries reduced MGE's gas margin (revenues less natural gas purchased) by $1.7 million or 4.7%. The impact of the lower deliveries was offset somewhat by continued customer growth and a gas rate increase of 3.5%.

In 1997, a mild winter also caused natural gas costs to drop $0.9 million or 1.4%, compared to 1996.

Other Operating Expenses

In 1998, operating and maintenance (O&M) expenses increased $4.6 million or 6.2% over 1997. Factors contributing to this increase include:

- Amortization of deferred 1997 expenses for repairing the steam generator at Kewaunee (offset by the customer surcharge MGE collected in 1998).

- Amortization of deferred costs associated with industry restructuring and regional power shortages.

In 1997, O&M expenses increased $4.2 million or 5.9%. MGE incurred higher costs for accelerating repairs at other generating plants because of the extended outage at Kewaunee.

In 1998, depreciation and amortization expenses increased $4.9 million. Accelerating both the depreciation and the collection of decommissioning funds for the Kewaunee plant accounted for $3.4 million of this total increase.

Other Nonoperating Items

In 1998, MGE's nonutility operating income increased $1.0 million. MGE sold its remaining assets in National Energy Management, L.L.C. (NEM) for $1.8 million. NEM was formed in January 1997 as a joint venture between MGE's gas marketing subsidiaries, GLENCO and American Energy Management Inc. (AEM), and another gas marketing company (see Item 4, F-16, Gas Marketing Subsidiaries).

MGE's 1997 nonutility income was $0.8 million compared to operating losses of $5.4 million in 1996. MGE recorded a one-time charge in 1996 of $10.4 million (after tax) to reflect the current value of MGE'S investment in its gas marketing subsidiaries.

Electric and Gas Operations Outlook

MGE anticipates electric and gas sales will grow at a compounded rate of 1% to 2% through December 31, 2003. MGE expects its:

- Service territory will remain well insulated against economic downturns.

- Low percentage of industrial customers, competitive distribution costs and lower risk of stranded investments will allow MGE to maintain a competitive advantage in a deregulated electric industry.

- Size to be an asset, allowing employees to respond more quickly and offer more flexibility in meeting customers' needs.

MGE entered into an agreement with Wisconsin Public Service Corp. (WPSC) to sell its ownership (17.8%) in Kewaunee to help eliminate future risk of stranded investment (see further discussion on page II-7, Kewaunee Nuclear Power Plant). MGE continues to offer competitive rates and services to meet the needs of its customers in a deregulated natural gas market.

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements and Investing Activities

MGE's liquidity is primarily affected by its construction requirements. 1998 capital expenditures were $30.8 million. It is anticipated that 1999 capital expenditures will be $62.5 million. Major projects include:

- a wind energy farm;
- improvements at MGE's Blount Generating Station;
- a gas pipeline expansion; and
- MGE-owned backup generators, located at customers' sites, to help meet their energy needs.

These projects either comply with new legislation or help maintain the reliability of MGE'S distribution system. Capital expenditures for the years 2000 through 2003 will average an estimated $40 million per year.

Capital expenditures and nuclear fuel estimates for 1999, actual for 1998 and an average for the three-year period 1995 to 1997, are shown on page II-7.

Cash Provided by Operating Activities

In 1998, cash provided by operating activities increased to $70.5 million, up from $40.8 million. Cash increased mainly due to collecting (through rates) the continued amortization of demand-side management programs and the acceleration of both depreciation and the collection of decommissioning funds for Kewaunee.

In 1997, cash provided by operating activities decreased $7.5 million or 15.5%, after reducing current payables for GLENCO and AEM.

                Expenditures for Construction and Nuclear Fuel

For the years             1999                                Annual Average
ended December 31:      Estimated             1998             1995 to 1997
                     --------------      --------------      ---------------
Thousands of dollars

Electric
  Production         $32,446   51.9%     $10,938   35.5%     $ 2,987   13.0%
Transmission           2,133    3.4        1,256    4.1        1,003    4.4
Distribution and      10,709   17.1       10,358   33.6        8,834   38.6
   General
Nuclear Fuel           4,134    6.6        2,152   7.02        2,075    9.0
                     -------  ------     -------  ------     -------  ------
Total Electric        49,422   79.0       24,704   80.2       14,899   65.0

Gas                    8,536   13.7        4,046   13.1        5,836   25.5
Common                 4,542    7.3        2,079    6.7        2,172    9.5
                     -------  ------     -------  ------     -------  ------
Total                $62,500  100.0%     $30,829  100.0%     $22,907  100.0%
                     =======  ======     =======  ======     =======  =====

Financing Activities and Capitalization Matters

In 1998, cash used for financing activities increased $8.6 million or 54.3%. In September 1998, MGE issued $30 million in unsecured Medium Term Notes to reduce short-term debt and to finance capital spending.

In 1998, MGE's internally generated funds exceeded the funds used for construction and nuclear fuel expenditures. MGE increased its cash used in investing activities by $12.7 million or 45.1%. This is due to plant additions increasing by $9.2 million and accelerating the collection of decommissioning funds ($3.4 million) for the Kewaunee plant, which assumes an end-of-service life of 2002.

Kewaunee Nuclear Power Plant

Kewaunee has been operated since 1974 by WPSC. The plant's license will expire in 2013. Kewaunee is jointly owned by MGE (17.8%), WPSC and Wisconsin Power and Light Company (a subsidiary of Alliant Energy).

On April 7, 1998, the Public Service Commission of Wisconsin (PSCW) approved WPSC's application to replace two steam generators at Kewaunee for a total cost of approximately $90.7 million (MGE's share would be 17.8% or $16.1 million). The replacement work, scheduled for the spring of 2000, will take approximately 60 days.

On September 29, 1998, MGE finalized an agreement to sell its ownership of Kewaunee to WPSC. MGE believes it can secure electric capacity and energy more cost effectively from other sources than its Kewaunee investment as well as eliminate future stranded costs. This agreement is scheduled to close pending regulatory approval and the replacement of the steam generators at Kewaunee.

MGE's decommissioning liability has been limited to the current fund balances plus all decommissioning collections through 2002. For up to two years after the closure of the agreement, MGE will have an option to buy from WPSC electric capacity and energy up to MGE's current capacity in Kewaunee.

Additionally, WPSC has agreed to build for MGE an 83-megawatt natural gas-fired combustion turbine near Marinette, Wisconsin. MGE will own this unit upon completion. WPSC has agreed to credit the book value of MGE'S share of Kewaunee against the purchase price of the combustion turbine. If, for some reason, the Marinette unit is not completed, WPSC will pay MGE for its book value of Kewaunee.

On October 17, 1998, Kewaunee was shut down for a planned maintenance and refueling outage. Inspection of the plant's two steam generators showed that 1997 repairs are holding up well and few additional repairs were needed. A major overhaul was also performed on the main turbine generator. The plant was back on line November 27, 1998.

Business and Regulatory Environment

In February 1996, the PSCW submitted a report to the State Legislature on electric utility restructuring in Wisconsin. The report included a 32-step work plan and time line summarizing expected restructuring activities. During the summer of 1997, Wisconsin and Illinois experienced electric supply shortages due to a number of nuclear plant outages in the region (including Kewaunee). The electric reliability crisis caused the PSCW to revise its plans for restructuring the electric industry. In October 1997, the PSCW developed a seven-step plan and stated that retail competition could not occur until reliability concerns were addressed and all safeguards were in place to protect consumers. The PSCW's revised position was consistent with plans proposed by MGE and a broad coalition of customers.

The PSCW's new plan:

- Focuses on all Wisconsin utilities building new power plants and transmission lines to increase generating capacity in the state and improve the state's ability to import electricity from other regions.

- Removes current barriers to open transmission access and moves forward in developing a strong state and regional Independent System Operator
  (ISO). This would assure the transmission system is operated safely, reliably and with open/nondiscriminatory access.

- Explores new ways to promote the development of renewable energy sources.

The PSCW will decide in the future if and when it is appropriate for retail competition to proceed in the electric industry. MGE cannot predict what impact future PSCW actions may have on its future financial condition, cash flows, or results of operations. However, MGE believes it is well-positioned to compete in a deregulated market.

Restructuring the electric industry could affect MGE's ability to continue to establish certain regulatory asset and liability amounts allowed under Statement of Financial Accounting Standard (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." MGE is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. However, the PSCW'S restructuring plan specifically recognizes the need to allow recovery for commitments made under prior regulatory regimes.

On April 28, 1998, Governor Tommy Thompson signed into law the 1997 Wisconsin Act 204 - the Wisconsin Electric Reliability Act (the Act). The Act seeks to guarantee a reliable electric supply in Wisconsin for future generations. It received widespread support from consumer groups, legislators, and utilities (including MGE).

The Act:

- Streamlines the regulatory process, requiring the PSCW and the Department of Natural Resources to expedite the review process and permitting necessary to construct electric generating facilities and transmission lines.

- Requires utilities to voluntarily transfer transmission operations by June 30, 2000, to an ISO approved by the Federal Energy Regulatory Commission (FERC).

- Allows construction of "merchant" power plants that would sell electricity to utilities. A merchant plant can be built without prior commitments from utilities or customers to buy the power it will produce.

- Requires 50 megawatts (MW) of new generation to be built using renewable energy sources such as wind or solar. Pursuant to the requirements of the Act, MGE is building a $15 million wind project that helps fulfill this requirement. The Act allows MGE to recover costs for this project through customers' rates.

- Directed the PSCW to study constraints in the intrastate and interstate transmission system that have hurt electric reliability in Wisconsin. The PSCW reported the results to the State Legislature on September 1, 1998.

The Act allowed MGE to receive timely approval on an 83-MW gas combustion turbine that will start operating June 1, 2000. This turbine will cost approximately $33 million. WPSC will build this unit for MGE near Marinette, Wisconsin.

A gas cost recovery mechanism (GCRM) allows MGE to recover appropriate pipeline capacity costs, commodity costs, and FERC-approved/mandated charges. Under the GCRM, gas commodity costs are compared to a monthly benchmark. If actual costs are below the benchmark, full recovery is allowed. If actual costs are above the benchmark, they are reviewed by the PSCW. Starting November 1, 1999, any savings or increases in gas commodity costs, up to $1.5 million, will be shared 50% with customers and 50% with shareholders. Any additional savings or costs will be passed on to customers.

The PSCW also sets a target for capacity release. Starting November 1, 1999, capacity release above or below the target amount will be shared 50% with customers and 50% with shareholders.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which takes effect for MGE starting January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Due to its limited use of derivative instruments, SFAS 133 is not expected to have a significant effect on MGE's results of operations or its financial position.

In November 1998, the FASB's Emerging Issues Task Force (EITF) issued 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 outlines attributes that may be indicative of an energy trading operation and gives further guidance on the accounting for contracts entered into by an energy trading operation. This accounting guidance requires mark-to market accounting for contracts considered to be a trading activity, and is applicable for fiscal years beginning after December 15, 1998. The adoption of EITF 98-10 will not have a material impact on MGE'S financial position or results of operation. MGE will continue to evaluate the impacts of EITF 98-10.

Inflation

The current financial statements report operating results in terms of historical cost, but they do not evaluate the impact of inflation. Since utilities can depreciate only the historical cost of utility plant, there may not be adequate cash flows from the existing plant to replace this investment. Projected operating costs include the impacts of inflation, which are recovered in revenues through the ratemaking process.

Environmental Issues

Phase II of the 1990 Federal Clean Air Act amendments sets limits for allowable emissions of sulfur dioxides (SO2) and nitrogen oxides (NOx) that will take effect January 1, 2000. MGE's generating units have already been modified to meet year 2000 NOx requirements. Early modifications at Blount will allow MGE to delay meeting more stringent NOx requirements at this plant until 2007.

In addition to these requirements, the Environmental Protection Agency
(EPA) issued new NOx emission limits which are even more stringent than Phase II and will likely take effect in May 2003. MGE is considering the following options to comply with more stringent NOx requirements: fuel switching, emissions trading, purchased power agreements, new emission control devices or installing new fuel-burning and clean-coal technologies. MGE is evaluating compliance strategies and their costs. Implementing new measures will likely increase capital, operating and maintenance expenditures.

MGE is listed as a potentially responsible party for two sites that the EPA has placed on the national priorities Superfund list: (1) the Refuse Hideaway Landfill in Middleton, Wisconsin, where MGE disposed of fly ash sludge from 1980 to 1984; and (2) the Lenz Oil site in Lemont, Illinois, which was used for storing and processing waste oil for several years. These sites require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). A group of companies is currently negotiating with the EPA on the cleanup of these two sites.

In addition, MGE is negotiating with the City of Madison for cleanup costs at the Demetral Landfill. MGE used this site for coal ash disposal from 1954-1959.

MGE's management believes that the Company's share of the final cleanup costs will not result in any materially adverse effects on the operations, cash flows or financial position of MGE. Insurance may cover a significant amount of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates.

Year 2000

The Year 2000 (Y2K) issue is the result of computer programs that were written using two digits rather than four to define the applicable year. A failure due to the Y2K issue could cause disruptions in normal business operations. MGE is making system modifications to reduce the risk of a material impact on MGE.

Although MGE has not experienced any significant Y2K failure to date, the most conscientious efforts cannot guarantee that every problem will be found and corrected prior to January 1, 2000. MGE expects to have contingency plans in place by June 30, 1999, for its critical operating and business systems.

MGE estimates its total Y2K costs to be $4.3 million, of which approximately $2.6 million has been spent. These costs are being expensed as incurred and funded through operating cash flow. Costs incurred for the replacement of computerized systems, if any, will be capitalized.

Y2K Approach and Status

MGE's Y2K project team, created in 1997, developed a work plan that includes the following phases:

Percentage Complete
 as of 12/31/98               Information Systems     Embedded Systems
                              -------------------     ----------------
Project organization
 and awareness                        100%                   100%
Assessment                             99                     99
Remediation                            75                     90
Verification and testing               75                     90
Auditing                                5                      5
Contingency Planning
 and Preparedness                      10                     25

MGE has completed its assessment of the Y2K impact on its business. MGE prioritized critical systems and developed action plans accordingly. Approximately 80% of MGE's Y2K work is in the information systems area. MGE expects testing and auditing of all critical systems to be completed by June 30, 1999. Independent consultants have reviewed MGE's guidelines, project methodology and project organization to become Y2K ready.

MGE has identified its major suppliers and is assessing their Y2K readiness through surveys and interviews. Our two most critical vendors are operators of our jointly owned power plants. Kewaunee is following the Y2K readiness guidelines and methods that have been established by the Nuclear Energy Institute (NEI). An evaluation of Kewaunee's Y2K readiness plans, processes, and progress was made by an independent consultant. It is expected that Columbia will be Y2K ready by June 30, 1999. MGE will follow up with its critical suppliers in early 1999, as needed.

The failure of vendors or other utilities to properly address Y2K issues could impact MGE. While MGE cannot predict the full impact of Y2K, MGE believes its efforts minimize the risk of any significant impact on operations. The most likely worst case scenario for MGE is a short-term loss of electric or gas service to its customers.

Y2K operational contingency planning is underway. MGE's contingency plans follow guidelines issued by the North American Electric Reliability Council (NERC). These plans are being coordinated with other electric and gas utilities in the region as well as local emergency management agencies. Through the Mid-America Interconnected Network
(MAIN), MGE is participating in NERC's industry-wide Y2K preparedness and contingency planning efforts. This effort includes monthly readiness assessments and two industry-wide Y2K drills scheduled for April and September 1999.

MGE participates in quarterly assessments of the gas utility industry coordinated by the American Gas Association to communicate Y2K readiness of the industry.

MGE subsidiaries are being assessed for Y2K issues, but those systems are not critical and therefore will not have a material effect on normal operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Madison Gas and Electric Company is responsible for preparing and presenting the financial information in this Annual Report. The following financial statements have been prepared in accordance with generally accepted accounting principles consistently applied and reflect management's best estimates and informed judgments as required.

To fulfill these responsibilities, management has developed and maintains a comprehensive system of internal operating, accounting and financial controls. These controls provide reasonable assurance that the Company's assets are safeguarded, transactions are properly recorded and the resulting financial statements are reliable. An internal audit function assists management in monitoring the effectiveness of the controls.

The Report of Independent Accountants on the financial statements by PricewaterhouseCoopers LLP appears below. The responsibility of the independent accountants is limited to the audit of the financial statements presented and the expression of an opinion as to their fairness.

The Board of Directors maintains oversight of the Company's financial situation through its monthly review of operations and financial condition and its selection of the independent accountants. The Audit Committee is comprised of all Board members who are not employees or officers of the Company. The Audit Committee meets periodically with the independent accountants and the Company's internal audit staff--without management representatives present--to review accounting, auditing and financial matters. Pertinent items discussed at the meetings are reviewed with the full Board of Directors.

/s/ David C. Mebane
Chairman, President and
Chief Executive Officer

/s/ Terry A. Hanson
Vice President - Finance

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Madison Gas and Electric
Company:

In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, retained income and cash flows present fairly, in all material respects, the financial position of MADISON GAS AND ELECTRIC COMPANY and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 8, 1999

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME

(Thousands of dollars, except per-share amounts)
For the years ended December 31,          1998         1997        1996
                                        --------     --------    --------

CONSOLIDATED STATEMENTS OF INCOME
Operating Revenues:
Electric                                $169,563     $163,123    $152,747
Gas                                       80,189      101,525     100,544
                                        --------     --------    --------
  Total Operating Revenues               249,752      264,648     253,291
                                        --------     --------    --------
Operating Expenses:
Fuel for electric generation              32,289       30,764      26,676
Purchased power                            9,624       14,008      11,687
Natural gas purchased                     45,458       65,079      66,021
Other operations                          64,231       62,018      58,178
Maintenance                               15,167       12,735      12,414
Depreciation and amortization             33,185       28,317      25,510
Other general taxes                        9,263        8,797       8,736
Income tax items                          10,723       11,940      12,553
                                        --------     --------    --------
  Total Operating Expenses               219,940      233,658     221,775
                                        --------     --------    --------
Net Operating Income                      29,812       30,990      31,516
AFUDC - equity funds                         122           28          40
Other income, net                          1,413        1,445       1,517
Writedown of nonregulated gas
  subsidiaries, net                            -            -    (10,400)
Non-utility operating
  (loss)/income, net                       1,738          784     (5,355)
                                        --------     --------    --------
  Income Before Interest Expense          33,085       33,247      17,318
Interest Expense:
Interest on long-term debt                10,234        9,641       9,815
Other interest                               687        1,098       1,097
AFUDC - borrowed funds                      (66)         (15)        (21)
                                        --------     --------    --------
  Net Interest Expense                    10,855       10,724      10,891
                                        --------     --------    --------
Net Income                              $ 22,230     $ 22,523    $  6,427
                                        ========     ========    ========
Earnings Per Share of Common
  Stock (basic and diluted)
  (Average shares outstanding
  16,079,718 for all years)                $1.38        $1.40       $0.40
                                        ========     ========    ========
CONSOLIDATED STATEMENTS OF
RETAINED INCOME
Balance - Beginning of Year              $52,285      $50,451     $64,499
Add - Net income                          22,230       22,523       6,427
Deduct - Cash dividends on common
  stock (dividends per share were
  $1.30, $1.29, and $1.27,
  respectively)                          (20,878)     (20,689)    (20,475)
                                         -------      -------     -------
Balance - End of Year                    $53,637      $52,285     $50,451
                                         =======      =======     =======

The accompanying notes are an integral part of the above statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars, except per-share amounts)
For the years ended December 31,          1998         1997        1996
                                         -------      -------     -------
OPERATING ACTIVITIES
Net income                               $22,230      $22,523     $ 6,427
Items not affecting cash:
Depreciation and amortization             33,185       28,317      25,510
Deferred income taxes                    (1,229)      (1,400)     (7,181)
Amortization of nuclear fuel               2,321        1,517       2,098
Amortization of investment tax
  credits                                  (747)        (753)       (792)
AFUDC - equity funds                       (122)         (28)        (40)
Writedown of nonregulated gas
  subsidiaries                                -            -       15,741
Other                                      (562)          431       1,146
                                         -------      -------     -------
 Net Funds Provided from Operations       55,076       50,607      42,909
Changes in working capital,
excluding cash equivalents, sinking
funds, maturities, and interim loans:
  Decrease/(increase) in current
    assets                                 3,577        6,162     (3,445)
  (Decrease)/increase in current
    liabilities                            (783)     (21,174)       2,458
Other noncurrent items, net               12,617        5,244       6,386
                                         -------      -------     -------
 Cash Provided by Operating Activities    70,487       40,839      48,308
                                         -------      -------     -------
FINANCING ACTIVITIES:
Cash dividends on common and
 preferred stock                         (20,878)     (20,689)    (20,475)
Maturities/redemptions of First
 Mortgage Bonds                                -       (3,800)     (7,840)
Increase in long-term debt                30,000        5,000           -
Other decreases in First Mortgage
 Bonds                                      (162)        (163)       (162)
Increase/(decrease) in interim loans     (33,500)       3,750       9,250
                                         -------      -------     -------
 Cash Used for Financing Activities      (24,540)     (15,902)    (19,227)
                                         -------      -------     -------
INVESTING ACTIVITIES:
Additions to utility plant and
 nuclear fuel                            (30,829)     (21,635)    (21,906)
AFUDC - borrowed funds                       (66)         (15)        (21)
Increase in nuclear decommissioning
 fund                                     (9,910)      (6,467)     (4,710)
                                         -------      -------     -------
 Cash Used for Investing
  Activities                             (40,805)     (28,117)    (26,637)
                                         -------      -------     -------
CHANGE IN CASH AND CASH EQUIVALENTS        5,142      (3,180)       2,444
Cash and cash equivalents at
 beginning of period                       2,108        5,288       2,844
                                         -------      -------     -------
Cash and cash equivalents at
 end of period                            $7,250       $2,108     $ 5,288
                                         =======      =======     =======

The accompanying notes are an integral part of the above statements.

CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)
At December 31,                                       1998         1997
                                                    --------     --------
ASSETS
Utility Plant, at original cost,
in service:
 Electric                                           $520,753     $510,405
 Gas                                                 184,868      181,861
                                                    --------     --------
  Gross Plant in Service                             705,621      692,266
 Less accumulated provision for depreciation        (446,984)    (407,602)
                                                    --------     --------
 Net Plant in Service                                258,637      284,664
 Construction work in progress                        21,490       10,995
 Nuclear decommissioning fund                         79,089       59,179
 Nuclear fuel, net                                     8,086        8,255
                                                    --------     --------
  Total Utility Plant                                367,302      363,093
                                                    --------     --------
Other Property and Investments                         6,700        8,252
                                                    --------     --------
Current Assets:
 Cash and cash equivalents                             7,250        2,108
  Accounts receivable, less reserves of
  $1,281 and $1,235, respectively                     26,812       28,395
 Unbilled revenue                                     13,113       13,580
 Materials and supplies, at lower of average
  cost or market                                       5,936        5,557
 Fossil fuel, at lower of average cost or
  market                                               3,509        3,605
 Stored natural gas, at lower of average
  cost or market                                       9,709        9,851
 Prepaid taxes                                         6,573        7,190
 Other prepayments                                     1,030        2,081
                                                    --------     --------
  Total Current Assets                                73,932       72,367
                                                    --------     --------
Deferred Charges                                      18,331       28,078
                                                    --------     --------
  Total Assets                                      $466,265     $471,790
                                                    ========     ========
CAPITALIZATION AND LIABILITIES
Capitalization (see statement)                      $342,036     $310,846
                                                    --------     --------
Current Liabilities:
Long-term debt sinking fund requirements
(Note 4)                                                 200          200
Interim loans - commercial paper outstanding               -       33,500
Accounts payable                                      15,364       14,528
Accrued taxes                                            549            -
Accrued interest                                       2,734        2,206
Accrued nonregulated items                             2,771        4,837
Other                                                  4,696        5,326
                                                    --------     --------
 Total Current Liabilities                            26,314       60,597
                                                    --------     --------
Other Credits:
Deferred income taxes                                 44,343       45,572
Regulatory liability - SFAS 109                       23,745       24,875
Investment tax credit - deferred                       9,938       10,685
Other regulatory liabilities                          19,889       19,215
                                                    --------     --------
Total Other Credits                                   97,915      100,347
                                                    --------     --------
Commitments                                                -            -
                                                    --------     --------
Total Capitalization and Liabilities                $466,265     $471,790
                                                    ========     ========

The accompanying notes are an integral part of the above balance sheets.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
(Thousands of dollars)
At December 31,                                       1998         1997
                                                    --------     --------
COMMON SHAREHOLDERS' EQUITY
Common Shareholders' Equity:
Common stock - par value $1 per share:
  Authorized 50,000,000 shares
  Outstanding 16,079,718 shares                     $ 16,080     $ 16,080
Amount received in excess of par value               112,558      112,558
Retained income                                       53,637       52,285
                                                    --------     --------
Total Common Shareholders' Equity                    182,275      180,923
                                                    ========     ========
First Mortgage Bonds:

6 1/2%, 2006 Series:
  Pollution Control Revenue Bonds                      6,475        6,675
8.50%, 2022 Series                                    40,000       40,000
6.75%, 2027A Series:
  Industrial Development Revenue Bonds                28,000       28,000
6.70%, 2027B Series:
  Industrial Development Revenue Bonds                19,300       19,300
7.70%, 2028 Series                                    21,200       21,200
                                                    --------     --------
  First Mortgage Bonds Outstanding                   114,975      115,175
Unamortized discount and premium on
  bonds, net                                         (1,014)      (1,052)
Long-term debt sinking fund requirements               (200)        (200)
                                                    --------     --------
  Total First Mortgage Bonds                         113,761      113,923

Other Long-Term Debt:
6.01%, due 2000                                       11,000       11,000
6.91%, due 2004                                        5,000        5,000
6.02%, due 2008                                       30,000            -
                                                    --------     --------
Total Capitalization                                $342,036     $310,846
                                                    ========     ========

The accompanying notes are an integral part of the above statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997, and 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. General

Madison Gas and Electric Company (MGE) is an investor-owned public utility headquartered in Madison, Wisconsin. The Company generates, transmits and distributes electricity to more than 124,000 customers in a 250-square-mile area of Dane County. MGE also transports and distributes natural gas to nearly 110,000 customers in 1,325 square miles of service territory in seven counties.

The consolidated financial statements reflect the application of certain accounting policies described in this note. The financial statements include the accounts of MGE and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Revenues are recorded based on services rendered or energy delivered to customers. MGE accrues an estimate on a monthly basis for unbilled revenue on the same basis. Gas revenues are subject to an adjustment clause related to periodic changes in the cost of gas.

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. They also affect the disclosure of contingencies. Actual results could differ from those estimates.

b. Utility Plant

Utility plant is stated at the original cost of construction, which includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, administrative and general costs, and an allowance for funds used during construction (AFUDC).

AFUDC represents the approximate cost of debt and equity capital devoted to plant under construction. MGE presently capitalizes AFUDC at a rate of 10.52% on 50.0% of construction work in progress. The AFUDC rate approximates MGE's cost of capital. The portion of the allowance applicable to borrowed funds is presented in the Consolidated Statements of Income as a reduction of interest expense, while the portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

c. Nuclear Fuel

The cost of nuclear fuel used for electric generation is being amortized to fuel expense and recovered in rates based on the quantity of heat produced for generating electricity at Kewaunee Nuclear Power Plant (Kewaunee).

Such cost includes a provision for estimated future disposal costs of spent nuclear fuel. MGE currently pays disposal fees to the Department of Energy based on net nuclear generation. MGE has recovered through rates and satisfied its known fuel disposal liability for past nuclear generation.

The 1992 National Energy Policy Act contains a provision for all utilities that have used federal enrichment facilities to pay a special assessment for decontamination and decommissioning for these facilities. This special assessment will be based on past enrichment. MGE has accrued and deferred an estimate of $2.0 million for its portion of the special assessment. MGE believes all costs will be recovered in future rates.

d. Joint Plant Ownership

MGE and two other utilities jointly own two electric generating facilities, which account for 54% (325 MW) of MGE's net generating capability. Power from these facilities is shared in proportion to the companies' ownership interests. MGE's interests are 22% (232 MW) of the coal-fired Columbia Energy Center (Columbia) and 17.8% (93 MW) of Kewaunee. On September 29, 1998, MGE finalized an agreement to sell its ownership of Kewaunee to the operating partner, Wisconsin Public Service Corp. (WPSC). Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's portions of these facilities, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31, were as follows:

                                Columbia            Kewaunee
(Thousands of dollars)       1998     1997       1998     1997
                            -------  -------    -------  -------
Utility plant.............. $86,175  $85,183    $58,364  $57,883
Accumulated depreciation... (51,108) (48,762)   (42,520) (38,799)
                            -------  -------    -------  -------
Net plant.................. $35,067  $36,421    $15,844  $19,084
                            =======  =======    =======  =======

e. Depreciation

Provisions at composite straight-line depreciation rates, excluding decommissioning costs discussed as follows, approximate the following percentages of the cost of depreciable property: electric - 3.6% in 1998, 3.4% in 1997 and 3.3% in 1996; gas - 3.4% in 1998, 1997 and 1996.
Depreciation rates are approved by the Public Service Commission of Wisconsin (PSCW) and are generally based on the estimated economic lives of property.

Nuclear decommissioning costs are being accrued to an end-of-service life of 2002 for Kewaunee. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1998, the decommissioning costs recovered in rates were $8.1 million.

Decommissioning costs are recovered through depreciation expense. Net earnings on the trusts are included in other income. The long-term, after-tax earnings assumption on the assets held by the trusts is 5.6%. As of December 31, 1998, the decommissioning trusts, totaling $79.1 million, are shown on the balance sheet in the utility plant section and are offset by an equal amount under accumulated provision for depreciation.

MGE's share of Kewaunee decommissioning costs is an estimated $83.2 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. In accordance with the agreement between WPSC and MGE regarding the sale of Kewaunee, MGE's decommissioning liability has been limited to the current fund balances plus all decommissioning contributions through 2002. Decommissioning costs as studied are assumed to inflate at an average rate of 6.0% per year. Physical decommissioning is expected to occur from 2014 through 2021. It is expected that additional expenditures will be incurred from 2022 through 2039 related to the storage of spent nuclear fuel at the plant site.

f. Income Taxes

Total income taxes in the Consolidated Statements of Income are as follows:

(Thousands of dollars)                    1998     1997     1996
                                        -------  -------  -------
Income taxes charged to operations..... $10,723  $11,940  $12,553
Income taxes charged to other income...   2,384    1,571   (7,942)
                                        -------  -------  -------
Total income taxes..................... $13,107  $13,511  $ 4,611
                                        =======  =======  =======

Total income taxes consist of the following provision (benefit) components for the years ended December 31:

(Thousands of dollars)                   1998     1997     1996
                                        -------  -------  ------
Currently payable
 Federal............................... $11,832  $12,229  $9,317
 State.................................   3,251    3,435   3,267
Net deferred
 Federal...............................  (1,092)  (1,308) (7,079)
 State.................................    (137)     (92)   (102)
Amortized investment tax credits.......    (747)    (753)   (792)
                                        -------  -------  ------
Total income taxes..................... $13,107  $13,511  $4,611
                                        =======  =======  ======

Deferred income taxes are provided to reflect the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Investment tax credits from regulated operations are amortized over the related service life of each property.

The differences between the federal statutory income tax rate and MGE's effective rate are as follows:

                                               1998    1997    1996
                                               -----   -----   ----
Statutory federal income tax rate............  35.0%   35.0%   35.0%
Amortized investment tax credits.............  (2.1)   (2.1)   (7.2)
State income taxes, net of federal benefit...   5.7     5.9     7.3
Valuation allowance..........................  (0.4)   (0.2)   10.9
Other, individually insignificant............  (1.1)   (1.1)   (4.2)
                                               -----   -----   ----
Effective income tax rate....................  37.1%   37.5%   41.8%
                                               =====   =====   =====

The significant components of deferred tax liabilities (assets) that appear on the Consolidated Balance Sheets as of December 31 are as follows:

(Thousands of dollars)                      1998      1997
                                           -------   -------
Property-related.......................... $55,560   $57,951
Other.....................................   5,598     6,026
                                           -------   -------
 Gross deferred income tax liabilities....  61,158    63,977
Accrued expenses..........................  (5,339)   (6,344)
Other.....................................  (2,896)   (3,166)
Deferred tax regulatory account...........  (9,530)   (9,983)
                                           -------   -------
 Gross deferred income tax assets......... (17,765)  (19,493)
 Less valuation allowance.................     950     1,088
                                           -------   -------
 Net deferred income tax assets........... (16,815)  (18,405)
                                           -------   -------
 Deferred income taxes.................... $44,343   $45,572
                                           =======   =======

Excess deferred income taxes, resulting chiefly from taxes provided at rates higher than current rates, have been recorded as a net regulatory liability ($23.7 million and $24.9 million at December 31, 1998 and 1997, respectively), refundable through future rates.

As discussed in Note 4, MGE has sold its remaining assets in the gas marketing joint venture formerly owned by its two subsidiaries. Realization of state deferred tax assets including net operating loss carryforwards of these subsidiaries is dependent on future income in states where the subsidiaries file separate tax returns. Due to the circumstances associated with these temporary differences, a valuation allowance was established at December 31, 1998 and 1997, for these deferred tax assets.

For tax purposes, these subsidiaries, as of December 31, 1998, had approximately $9.3 million of state tax net operating loss carryforwards which expire, if unused, beginning in the year 2012.

g. Pension Plans

MGE maintains two defined benefit plans. MGE also provides health care and life insurance benefits for its retired employees. Substantially all of MGE's employees may become eligible for these benefits upon retirement. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                                     Postretirement
                                   Pension Benefits     Benefits
                                   ----------------  ----------------
(Thousands of dollars)              1998     1997     1998     1997
                                   -------  -------  -------  -------
CHANGE IN BENEFIT OBLIGATION
Net benefit obligation at
 beginning of year................ $65,110  $55,112  $15,783  $14,380
Service cost......................   1,655    1,616      510      490
Interest cost.....................   4,750    4,421    1,035    1,062
Plan participants' contributions..       -        -      129      118
Plan amendments...................       -      279        -        -
Actuarial (gain)/loss.............   5,211    5,704     (531)     252
Gross benefits paid...............  (2,288)  (2,022)    (494)    (519)
                                   -------  -------  -------  -------
Net benefit obligation at
 end of year...................... $74,438  $65,110  $16,432  $15,783

CHANGE IN PLAN ASSETS
Fair value of plan assets at
 beginning of year................ $70,298  $58,770  $ 4,467  $ 3,602
Actual return on plan assets......  11,508   12,244      555      388
Employer contributions............   1,600    1,307      836      879
Plan participants' contributions..       -        -      129      118
Gross benefits paid...............  (2,288)  (2,023)    (494)    (520)
                                   -------  -------  -------  -------
Fair value of plan assets at
 end of year...................... $81,118  $70,298   $5,493   $4,467
Funded status at end of year...... $ 6,680  $ 5,188 $(10,939)$(11,316)
Unrecognized net actuarial gain...  (6,156)  (6,466)  (2,414)  (1,893)
Unrecognized prior service cost...     997    1,140    1,921    2,111
Unrecognized net transition
 obligation (asset)...............     114       76    6,078    6,511
                                   -------  -------  -------  -------
Net amount recognized at end
 of year.......................... $ 1,635  $   (62) $(5,354) $(4,587)
Amounts recognized in the
 balance sheet consist of:
Prepaid benefit cost..............  $1,635  $     -  $     -  $     -
Accrued benefit liability.........       -      (62)  (5,354)  (4,587)

                                                    Postretirement
                           Pension Benefits            Benefits
                        ----------------------  ----------------------
(Thousands of dollars)   1998    1997    1996    1998    1997    1996
                        ------  ------  ------  ------  ------  ------
COMPONENTS OF NET
PERIODIC BENEFIT COST
Service cost........... $1,655  $1,616  $1,715  $  510  $  490  $  546
Interest cost..........  4,750   4,421   4,090   1,035   1,062   1,062
Expected return on
 assets................ (6,580) (5,493) (4,837)   (434)   (336)   (264)
Amortization of:
 Transition obligation
  (asset)..............    (39)    (39)    (39)    434     434     434
 Prior service cost....    143     144     127     190     189     165
 Actuarial gain........    (28)      -       -    (132)    (92)      -
 Regulatory effect
   based on phase-in...    103       -       -       -       -     402
                        ------  ------  ------  ------  ------  ------
Net periodic benefit
 cost.................. $    4  $  649  $1,056  $1,603  $1,747  $2,345
                        ======  ======  ======  ======  ======  ======
WEIGHTED-AVERAGE
ASSUMPTIONS AS OF
DECEMBER 31
Discount rate..........  6.75%   7.25%   7.75%   6.75%   7.25%   7.75%
Expected return on
 plan assets...........  9.50%   9.50%   9.50%   9.50%   9.50%   9.50%
Rate of compensation
 increase..............  5.00%   5.00%   5.00%   5.00%   5.00%   5.00%
Health care cost trend
 on covered charges....    NA      NA      NA    9.00%  10.00%* 11.00%*

*Decreasing gradually to 5% in 2003 and remaining constant thereafter.

Sensitivity of retiree welfare results: The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 1998 dollars.

(Thousands of dollars)                        1% Increase  1% Decrease
Effect on:                                    -----------  -----------
Total service and interest cost components...   $  313       $  (246)
Postretirement benefit obligation............   $2,874       $(2,296)

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

MGE maintains two defined contribution 401(k) benefit plans for its employees. MGE's costs of the 401(k) plans were $0.5 million in 1998, $0.3 million in 1997 and $0.2 million in 1996.

h. Fair Value of Financial Instruments

At December 31, 1998, the carrying amount of cash and cash equivalents approximates fair value. The estimated fair market value of MGE's First Mortgage Bonds and other long-term debt, based on quoted market prices at December 31, is as follows:

(Thousands of dollars)                        1998      1997
                                            --------  --------
Carrying amount (includes sinking funds)... $160,975  $131,175
Fair market value.......................... $173,236  $137,611

2. CAPITALIZATION MATTERS

a. First Mortgage Bonds and Other Long-Term Debt

On September 14, 1998, MGE issued on the open market $30 million in unsecured Medium Term Notes at 6.02%, maturing September 15, 2008. Interest on these notes will be paid semiannually on March 1 and September 1. The proceeds from the issuance of these notes were used to reduce short-term debt and to finance capital spending.

MGE's utility plant is subject to the lien of its First Mortgage Bonds.

Long-term debt maturities, including mandatory sinking fund requirements relating to the 6.5%, 2006 Series, First Mortgage Bonds are:
$0.2 million in 1999; $11.2 million in 2000; $0.2 million in 2001 and 2002;
and $0.5 million in 2003.

b. Preferred Stock

MGE has 1,175,000 shares of $25 par value redeemable preferred stock, cumulative, that is authorized but unissued at December 31, 1998.

c. Notes Payable to Banks, Commercial Paper, and Lines of Credit

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance) which is supported by unused bank lines of credit. Through negotiations with several banks, MGE had $45 million in bank lines of credit.

Information concerning short-term borrowings for the years is shown below:

(Thousands of dollars)                  1998      1997     1996
                                       -------   -------   -------
AS OF DECEMBER 31:
Available lines of credit (MGE)......  $45,000   $52,000   $45,000
Available lines of credit (GLENCO)...  $     -   $     -   $10,000
Commercial paper outstanding.........  $     -   $33,500   $29,750
Weighted average interest rate.......        -     6.06%     5.63%

DURING THE YEAR:
Maximum short-term borrowings........  $33,500   $33,500   $29,750
Average short-term borrowings........  $ 9,223   $16,816   $13,805
Weighted average interest rate.......    5.70%     5.68%     5.53%

3. RATE MATTERS

In January 1999, the PSCW's rate order became effective increasing annual electric rates $8.4 million or 5.1% and natural gas rates
$0.7 million or 0.7%. These rates will remain in place until the next test year, which is scheduled to begin January 1, 2001. These current rates are based on an authorized return on common stock equity of 12.2%.

The electric rate increase is needed to cover higher fuel costs and new investments in transmission and generation projects that will improve electric reliability. Gas rates rose slightly to help offset the impact of inflation on operating costs. Both rate increases include costs to implement technology needed to ensure system compatibility with the "Year 2000" issue. MGE received approval from the PSCW on March 19, 1998, to recover approximately $1.8 million (excluding carrying costs) of deferred expenses related to the 1997 repairs to the Kewaunee steam generator. The deferred expenses were recovered through a customer surcharge effective April through July 1998.

4. GAS MARKETING SUBSIDIARIES

In December 1998, MGE's gas marketing subsidiaries, Great Lakes Energy Corp. (GLENCO) and American Energy Management Inc. (AEM), sold their remaining assets in National Energy Management, L.L.C. (NEM)for $1.8 million. NEM was formed in January 1997 as a joint venture between GLENCO, AEM and a Houston-based gas marketing company.

In December 1996, MGE wrote down its investment in both GLENCO and AEM to reflect current value. As of December 31, 1998, a $2.8 million liability remains to account for the remaining contingencies related to this write down.

5. COMMITMENTS

Coal contracts: MGE does not have any long-term coal contracts that contain certain demand obligations for Blount Generating Station (Blount) because this plant is a "system" gas customer. Fuel procurement for MGE's ownership interest in the Columbia Plant is handled by Wisconsin Power and Light Company. If any amounts must be paid under the demand obligations of these contracts, management believes these would be considered costs of service and recoverable in customer rates.

Purchased power contract: MGE has several firm purchased power contracts for capacity. Purchase obligations on these contracts over the next five years are estimated to be: $8.9 million in 1999, $9.5 million in 2000, $3.7 million in 2001, $3.8 million in 2002 and $3.9 million in 2003. Management expects to recover these costs in future customer rates.

Purchased gas contracts: MGE has several natural gas supply and transportation contracts that will require estimated demand payments of $75 million through 2003. Management expects to recover these costs in future customer rates.

Environmental: MGE has been listed as a potentially responsible party for environmental cleanup at three waste sites: Refuse Hideaway
Landfill, Demetral Landfill and Lenz Oil.

These sites were used by MGE for disposing of fly ash sludge and coal ash, and storing and processing waste oil. It is estimated that MGE's future exposure to clean up these sites could range from $250,000 to $750,000. A liability for cleanup of these sites has been established with an offsetting regulatory asset. Management believes that cleanup costs not covered by insurance will be recovered in current and future customer rates. MGE is in compliance with both Phase I and Phase II of the 1990 Federal Clean Air Act amendments. The EPA has recently issued new nitrogen oxide (NOx) emission limits which are even more stringent than the Phase II limits. These new limits will most likely go into effect in May 2003. MGE is evaluating compliance strategies and their costs. Implementing new measures will likely increase capital, operating and maintenance expenditures. Management believes that all costs incurred for additional NOx compliance will be recoverable in future customer rates.

Capital commitments: 1999 utility plant construction expenditures will be an estimated $62.5 million, which includes MGE's share of jointly owned electric power production facilities and purchase of fuel for Kewaunee and Columbia. Substantial commitments have been incurred in connection with these expenditures.

6. SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the Consolidated Statements of Cash Flows, MGE considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

Cash payments for interest and income taxes for the years ended December 31 were as follows:

(Thousands of dollars)                        1998     1997     1996
                                             -------  -------  -------
Interest paid, net of amounts capitalized... $10,227  $10,841  $10,932
Income taxes paid, net...................... $14,188  $15,365  $16,041

7. SEGMENTS OF BUSINESS

MGE has two main business segments - electric and gas - which are both regulated. The electric business generates, transmits and distributes electricity. The gas business transports and distributes natural gas. The following table shows key information about MGE's electric and gas operations.

(Thousands of dollars)                   1998       1997       1996
                                       --------   --------   --------
ELECTRIC OPERATIONS
Total revenues.......................  $169,563   $163,123   $152,747
Operation and maintenance expenses...   102,006    100,854     90,862
Depreciation and amortization........    27,586     22,799     20,094
Other general taxes..................     7,378      6,937      7,000
                                       --------   --------   --------
 Pre-tax operating income............  $ 32,593   $ 32,533   $ 34,791
Income taxes.........................     8,883      9,106     10,221
                                       --------   --------   --------
Net operating income.................  $ 23,710   $ 23,427   $ 24,570
                                       ========   ========   ========
Construction and nuclear fuel
expenditures (electric)..............  $ 25,970   $ 16,849   $ 16,855
                                       ========   ========   ========
GAS OPERATIONS
Operating revenues...................  $ 80,189   $101,525   $100,544
Revenues from sales to electric
 utility.............................     6,362      6,038      2,304
                                       --------   --------   --------
 Total revenues......................    86,551    107,563    102,848
Operation and maintenance expenses...    71,125     89,788     86,418
Depreciation and amortization........     5,599      5,518      5,416
Other general taxes..................     1,885      1,860      1,736
                                       --------   --------   --------
 Pre-tax operating income............     7,942     10,397      9,278
Income taxes.........................     1,840      2,834      2,332
                                       --------   --------   --------
Net operating income.................  $  6,102   $  7,563   $  6,946
                                       ========   ========   ========
Construction expenditures (gas)......  $  4,859   $  4,786   $  5,051
                                       ========   ========   ========

Information regarding the distribution of net assets between electric and gas for the years ended December 31 is presented in Item 6, page II-2, Selected Financial Data.

8. REGULATORY ASSETS AND LIABILITIES

Pursuant to SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation," MGE capitalizes, as deferred charges, incurred costs that are expected to be recovered in future electric and natural gas rates. MGE also records as other credits, obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs. MGE's regulatory assets and liabilities, included in deferred charges and credits on the balance sheet, consisted of the following as of December 31:

                                     1998                  1997
                             --------------------  --------------------
(Thousands of Dollars)       Assets   Liabilities  Assets   Liabilities
                             -------  -----------  -------  -----------
Demand-side management...... $ 7,820    $   998    $10,052    $   759
Decommissioning and
 decontamination............   2,333      1,997      2,300      2,211
Unamortized debt expense....   5,294          -      5,072          -
Pension and other
 postretirement benefits....   2,607      5,467         58      4,567
Kewaunee outage/repairs.....       -          -      2,052        933
Summer power shortages......      90          -      1,704          -
                             -------    -------    -------    -------
Subtotal regulatory
  assets/liabilities........  18,144      8,462     21,238      8,470
Other deferred items........     187     11,427      6,840     10,745
                             -------    -------    -------    -------
Subtotal deferred items.....  18,331     19,889     28,078     19,215
Regulatory liability -
 SFAS 109...................       -     23,745          -     24,875
                             -------    -------    -------    -------
Total....................... $18,331    $43,634    $28,078    $44,090
                             =======    =======    =======    =======

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors of the Company is contained in the definitive proxy statement under the section "Election of Directors" filed on March 29, 1999, with the Securities and Exchange Commission, which is incorporated herein by reference.

Executive Officers of the Registrant (elected annually by Directors)

                                                                  Service
                                                   Effective     Years as
   Executive                   Title                  Date      an Officer
   ---------                   -----               ---------    ----------

David C. Mebane      Chairman, President and CEO    05/09/94        18
Age: 65              President, CEO and COO         01/01/94
                     President and COO              10/01/91

Mark C. Williamson   Senior Vice President -
Age: 45               Energy Services               05/01/95         7
                     Vice President -               05/03/93
                      Energy Services
                     Assistant Vice President -     11/01/92
                      Energy Services

Gary J. Wolter       Senior Vice President -        05/01/95         8
Age: 44               Administration and Secretary
                     Vice President -               12/01/91
                      Administration and Secretary

James C. Boll        Group Vice President           04/17/98         6
Age: 63              Vice President - Law and       10/20/95
                      Corporate Communications
                     Assistant Vice President -     05/03/93
                      Law  and Corporate  Comms.
                     Executive Director - Law and   01/13/92
                      Corporate  Comms.

Ronald L. Semmann    Group Vice President           01/01/98         2
Age: 63              Vice President - Human         07/18/97
                      Resources
                     Special Assistant to the       05/12/97
                      Chairman

Terry A. Hanson      Vice President - Finance       11/01/97         8
Age: 47              Vice President and Treasurer   10/01/96
                     Treasurer                      12/01/91

Lynn K. Hobbie       Vice President - Marketing     05/01/96         5
Age: 40              Assistant Vice President -     11/01/94
                      Marketing
                     Senior Director - Marketing    07/01/93
                     Director - Market Planning     11/01/92
                      and Programs

Thomas R. Krull      Vice President - Gas and       11/01/97         6
Age: 49               Electric Operations
                     Vice President - Electric      05/01/96
                      Transmission and Distribution
                     Assistant Vice President -     05/03/93
                      Electric Trans. and Dist.
                     Executive Director - Electric  12/01/91
                      Transmission and Dist.

Peter J. Waldron     Vice President - Power Supply  04/24/98         3
Age: 41              Vice President - Power Supply  04/23/97
                      Ops. and Eng.
                     Assistant Vice President -     05/01/96
                      Power Supply Ops. and Eng.
                     Executive Director - Power     10/01/95
                      Supply Ops. and Eng.
                     Senior Director - Power        12/01/94
                      Supply Ops. and Eng.
                     Director - Power Supply Ops.   04/01/93
                      and Eng.
                     Manager - Power Supply Ops.    02/01/92
                      and Eng.

Jeffrey C. Newman    Treasurer                      11/01/97         2
Age: 36              Executive Director -           05/01/96
                      Budgets and Financial
                      Management
                     Director - Budgets and         08/01/92
                      Financial Management

Gregory A. Bollom    Assistant Vice President -     04/17/98         1
Age: 38               Electric Marketing
                     Executive Director - Market    05/01/96
                      Planning and Electric
                      Pricing
                     Director - Market Planning     11/01/94
                      and Electric Pricing
                     Manager - Market Planning      11/01/92
                     and Electric Pricing

Scott A. Neitzel     Assistant Vice President -     08/04/97         2
Age: 38              Gas Rates and Fuels

Joe R. Trueblood     Assistant Vice President -     11/01/97         2
Age: 64               Gas Operations
                     Director - Gas System          05/01/92
                      Planning and Construction

Carol A. Wiskowski   Assistant Vice President -     05/01/92        20
Age: 59               Admin. and Assistant
                      Secretary

ITEM 11. EXECUTIVE COMPENSATION

See Item 12 below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information for Items 11 and 12 is included in the Company's definitive proxy statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock by Directors and Executive Officers" filed with the Securities and Exchange Commission on March 29, 1999, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1a. Financial statements (consolidated, as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998). Included in Part II, Item 8, page II-13 of this report:

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

Exhibits (an asterisk (*) indicates a management contract or compensatory plan or arrangement):

3.(i) - Articles of Incorporation as in effect at May 6, 1996. (Incorporated by reference to Exhibit 3.(i) with 1996 10-K in File No. 0-1125.)

3.(ii) - By-Laws as in effect at October 16, 1998. (Incorporated by reference to Exhibit 3B with September 30, 1998, 10-Q in File No. 0-1125.)

4A - Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee, dated as of January 1, 1946, and filed as Exhibit 7-D to SEC File No. 0-1125 and the following indentures supplemental thereto are incorporated herein by reference:

Supplemental       Dated
Indenture          as of         Exhibit No.      SEC File No.

Tenth(1)          11/01/76       2.03             2-60227
Fourteenth        04/01/92       4C               0-1125 (1992 10-K)
Fifteenth         04/01/92       4D               0-1125 (1992 10-K)
Sixteenth         10/01/92       4E               0-1125 (1992 10-K)
Seventeenth       02/01/93       4F               0-1125 (1992 10-K)

10A - Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Incorporated by reference to Exhibit 4.09 in File No. 2-27308.)

10B - Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973, amending Exhibit 5.04. (Incorporated by reference to
Exhibit 5.04A in File No. 2-48781.)

10D - Copy of revised Agreement for Construction and Operation of Columbia Generating Plant with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973. (Incorporated by reference to
Exhibit 5.07 in File No. 2-48781.)

10F* - Form of Severance Agreement. (Incorporated by reference to
Exhibit 10F with 1994 10-K in File No. 0-1125.)

12 - Statement regarding computation of ratios (page II-2).

21 - Subsidiaries of the Registrant.

23 - Consent of Independent Accountants.

27 - Appendix E to Item 601(c) of Regulation S-K: Public Utilities Companies Financial Data Schedule UT.

3. Reports on Form 8-K - No Current Report on Form 8-K was filed for the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MADISON GAS AND ELECTRIC COMPANY
                                  (Registrant)

Date: March 29, 1999              /s/ David C. Mebane
                                  Chairman, President and
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.

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

/s/ Terry A. Hanson                   Vice President - Finance
                                      (Principal Financial Officer and
                                      Principal Accounting Officer)

/s/ Frank C. Vondrasek                Vice Chairman and Director

Jean Manchester Biddick               Director

/s/ Richard E. Blaney                 Director

/s/ F. Curtis Hastings                Director

/s/ Regina M. Millner                 Director

/s/ Frederic E. Mohs                  Director

/s/ John R. Nevin                     Director

/s/ Phillip C. Stark                  Director

/s/ H. Lee Swanson                    Director