Form 10-Q
period 1999-03-31
MADISON GAS & ELECTRIC CO
filed 1999-05-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549
                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended: MARCH 31, 1999

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

       Common Stock Outstanding at May 14, 1999: 16,079,718 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I.  FINANCIAL INFORMATION
==============================

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
Thousands of Dollars (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                      1999        1998
                                                     -------     -------
      STATEMENTS OF INCOME

Operating Revenues:
  Electric                                           $41,194     $38,393
  Gas                                                 38,340      36,722
                                                     -------     -------
   Total Operating Revenues                           79,534      75,115
                                                     -------     -------
Operating Expenses:
  Fuel for electric generation                         7,445       6,846
  Purchased power                                      2,423       1,702
  Natural gas purchased                               22,847      22,781
  Other operations                                    15,928      15,845
  Maintenance                                          2,906       2,527
  Depreciation and amortization                        8,348       8,258
  Other general taxes                                  2,366       2,330
  Income taxes                                         5,495       4,592
                                                     -------     -------
   Total Operating Expenses                           67,758      64,881
                                                     -------     -------
Net Operating Income                                  11,776      10,234
Allowance for funds used during
  construction - equity funds                             68          24
Other income, net                                        170         824
                                                     -------     -------
Income before interest expense                        12,014      11,082
                                                     -------     -------
Interest Expense:
  Interest on long-term debt                           2,876       2,423
  Other interest                                         117         257
  Allowance for funds used during
   construction - borrowed funds                        (35)        (13)
                                                     -------     -------
  Net Interest Expense                                 2,958       2,667
                                                     -------     -------
Net Income                                           $ 9,056     $ 8,415
                                                     =======     =======
Earnings per share of common stock
 (basic and diluted) (Note 3)                          $0.56       $0.52
                                                     =======     =======
      STATEMENTS OF RETAINED INCOME

Balance - beginning of period                        $53,637     $52,285
Earnings on common stock                               9,056       8,415
Cash dividends on common stock (Note 3)              (5,239)     (5,199)
                                                     -------     -------
Balance - end of period                              $57,454     $55,501
                                                     =======     =======

The accompanying notes are an integral part of the above statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of Dollars (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      1999        1998
                                                     -------     -------
Operating Activities:
  Net income                                         $ 9,056     $ 8,415
  Items not affecting working capital:
    Depreciation and amortization                      8,348       8,258
    Deferred income taxes                              1,122      (1,438)
    Amortization of nuclear fuel                         660         618
    Amortization of investment tax credits              (184)       (186)
    Allowance for funds used during
     construction - equity funds                         (68)        (24)
  Changes in working capital, excluding
  cash equivalents, sinking funds,
  maturities, and interim loans:
   Decrease in current assets                          9,152      14,843
   Increase in current liabilities                     1,244       3,883
  Other noncurrent items, net                          4,879       6,498
                                                     -------     -------
   Cash provided by Operating Activities              34,209      40,867

Investing Activities:
  Additions to utility plant and nuclear fuel         (6,520)     (5,176)
  Allowance for funds used during
   construction - borrowed funds                         (35)        (13)
  Increase in nuclear decommissioning fund            (2,332)     (2,517)
                                                     -------     -------
   Cash used for Investing Activities                 (8,887)     (7,706)
                                                     -------     -------
Financing Activities:
  Cash dividends on common and preferred stock        (5,239)     (5,199)
  Other decreases in First Mortgage Bonds                 10          10
  Increase/(decrease) in interim loans                     -     (24,750)
                                                     -------     -------
   Cash used for Financing Activities                 (5,229)    (29,939)
                                                     -------     -------
Change in Cash and Cash Equivalents                   20,093       3,222
 Cash and cash equivalents at beginning of period      7,250       2,108
                                                     -------     -------
 Cash and cash equivalents at end of period          $27,343     $ 5,330
                                                     =======     =======

The accompanying notes are an integral part of the above statements.

CONSOLIDATED BALANCE SHEETS
Thousands of Dollars (Unaudited)

                                                    Mar. 31,    Dec. 31,
                                                      1999        1998
                                                    --------    --------
                ASSETS

Utility Plant, at Original Cost, in Service:
  Electric                                         $ 527,477   $ 520,753
  Gas                                                186,632     184,868
                                                   ---------   ---------
   Gross plant in service                            714,109     705,621
Less accumulated provision for depreciation         (455,830)   (446,984)
                                                   ---------   ---------
   Net plant in service                              258,279     258,637
  Construction work in progress                       18,989      21,490
  Nuclear decommissioning fund                        82,954      79,089
  Nuclear fuel, net                                    7,428       8,086
                                                   ---------   ---------
   Total Utility Plant                               367,650     367,302
                                                   ---------   ---------
Other property and investments                         6,551       6,700
                                                   ---------   ---------
Current Assets:
Cash and cash equivalents                             27,343       7,250
Accounts receivable, less reserves of
 $1,224 and $1,281, respectively                      31,060      26,812
Unbilled revenue                                       9,413      13,113
Materials and supplies, at average cost                6,215       5,936
Fossil fuel, at average cost                           3,213       3,509
Stored natural gas, at average cost                    1,772       9,709
Prepaid taxes                                          5,027       6,573
Other prepayments                                        830       1,030
                                                   ---------   ---------
   Total Current Assets                               84,873      73,932
                                                   ---------   ---------
Deferred charges                                      22,254      18,331
                                                   ---------   ---------
   Total Assets                                    $ 481,328   $ 466,265
                                                   =========   =========
        CAPITALIZATION AND LIABILITIES

Capitalization (see statement)                     $ 345,863   $ 342,036
                                                   ---------   ---------
Current Liabilities:
  Long-term debt sinking fund requirements               200         200
  Interim loans - commercial paper outstanding             -           -
  Accounts payable                                    12,410      15,364
  Accrued taxes                                        4,707         549
  Accrued interest                                     3,692       2,734
  Accrued nonregulated items                           2,613       2,771
  Other                                               10,975       4,696
                                                  ----------   ---------
   Total Current Liabilities                          34,597      26,314
                                                  ----------   ---------
Other Credits:
  Deferred income taxes                               45,465      44,343
  Regulatory liability - SFAS 109                     23,416      23,745
  Investment tax credit - deferred                     9,754       9,938
  Other regulatory liabilities                        22,233      19,889
                                                  ----------   ---------
   Total Other Credits                               100,868      97,915
                                                  ----------   ---------
Commitments                                                -           -
                                                  ----------   ---------
   Total Liabilities                                 135,465     124,229
                                                  ----------   ---------
   Total Capitalization and Liabilities             $481,328    $466,265
                                                  ==========   =========

The accompanying notes are an integral part of the balance sheets.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Thousands of Dollars (Unaudited)

                                                    Mar. 31,    Dec. 31,
                                                      1999        1998
                                                    --------    --------
Common Shareholders' Equity:

Common stock - par value $1 per share:
  Authorized 50,000,000 shares
  Outstanding 16,079,718 shares                     $ 16,080    $ 16,080
Amount received in excess of par value               112,558     112,558
Retained income                                       57,454      53,637
                                                    --------    --------
   Total Common Shareholders' Equity                 186,092     182,275
                                                    --------    --------
First Mortgage Bonds:

6 1/2%, 2006 series:
  Pollution Control Revenue Bonds                      6,475       6,475
8.50%, 2022 series                                    40,000      40,000
6.75%, 2027A series:
  Industrial Development Revenue Bonds                28,000      28,000
6.70%, 2027B series:
  Industrial Development Revenue Bonds                19,300      19,300
7.70%, 2028 series                                    21,200      21,200
                                                    --------    --------
   First Mortgage Bonds Outstanding                  114,975     114,975
Unamortized discount and premium on bonds, net        (1,004)     (1,014)
Long-term debt sinking fund requirements                (200)       (200)
                                                    --------    --------
   Total First Mortgage Bonds                        113,771     113,761

Other Long-Term Debt:

6.01%, due 2000                                       11,000      11,000
6.91%, due 2004                                        5,000       5,000
6.02%, due 2008                                       30,000      30,000
                                                    --------    --------
   Total Long-Term Debt                              159,771     159,761
                                                    --------    --------
   Total Capitalization                             $345,863    $342,036
                                                    ========    ========
The accompanying notes are an integral part of the above statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              March 31, 1999
          ======================================================

MGE prepared these consolidated financial statements, without audit (except for balance sheet information at December 31, 1998), pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. MGE believes the disclosures provided are accurate and not misleading. MGE management believes it has made all normal recurring adjustments needed to present fairly the financial statements and notes in this report.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes on pages 18 through 27 of MGE's 1998 Annual Report to Shareholders and in MGE's 1998 Annual Report on Form 10-K.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and financial policies relative to the following items have been described in the 1998 Annual Report to Shareholders. The information is not repeated here because it has not changed materially at this time.

a. General
b. Utility plant
c. Nuclear fuel
d. Joint plant ownership
e. Depreciation
f. Income taxes
g. Pension plans
h. Fair value of financial instruments
i. Capitalization matters: First Mortgage Bonds and other long-term debt; preferred stock; and notes payable to banks, commercial paper, and lines of credit
j. Gas marketing subsidiaries
k. Segments of business
l. Regulatory assets and liabilities

2. NUCLEAR DECOMMISSIONING

Nuclear decommissioning costs for the Kewaunee Nuclear Power Plant (Kewaunee) are currently being accrued for full cost recovery by the end of 2002 . These costs are currently recovered from customers in rates and are deposited in external trusts. MGE is presently funding decommissioning costs at the $8.1 million annual level. These trusts are shown on the balance sheet in the utility plant section. As of March 31, 1999, these trusts totaled $83.0 million (fair market value) and are offset by an equal amount under accumulated provision for depreciation.

Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. MGE assumed a 5.6% long-term, after-tax earnings on these trusts.

MGE's share of Kewaunee decommissioning costs is estimated to be $84.4 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. In accordance with the agreement between Wisconsin Public Service Corporation and MGE regarding the sale of Kewaunee, MGE's decommissioning liability has been limited to the current fund balances plus all decommissioning contributions through 2002. Decommissioning costs are assumed to inflate at an average rate of 6.0%. Physical decommissioning is expected to occur during the period 2014 through 2021, with additional expenditures being incurred during the period 2022 through 2039 for storing spent fuel at the site.

3. PER-SHARE AMOUNTS

Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended March 31, 1999 and 1998, there were 16,079,718 shares outstanding.

Dividends declared and paid per share of common stock for the three months ended March 31, 1999 and 1998, were $0.326 and $0.323, respectively.

4. RATE MATTERS

In January 1999, the Public Service Commission of Wisconsin's (PSCW) rate order became effective, increasing annual electric rates $8.4 million, or 5.1%, and natural gas rates $0.7 million, or 0.7%. These rates will remain in place until the next test year, which is scheduled to begin January 1, 2001. The current rates are based on a 12.2% authorized return on common stock equity.

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

Cash payments for interest, net of amounts capitalized, and net cash receipts from income tax refunds were as follows:

                                             Three Months Ended
                                                  March 31,
                                             ------------------
(Thousands of dollars)                          1999     1998
                                               ------   -----
Interest paid, net of amounts capitalized...   $2,000   $993
Income taxes paid (received), net...........     $952  ($894)

6. COMMITMENTS

Beginning in March 1999, MGE had entered a purchased power commitment with Commonwealth Edison to purchase 60 MW of firm capacity and energy for approximately $10.2 million for 1999. This amount includes costs paid by MGE to secure firm transmission to deliver firm capacity and energy to the MGE system.

Also beginning in March 1999, MGE entered into an agreement to sell 30 of the 60 MW to Wisconsin Public Power Inc. for approximately $4.8 million for 1999 plus any taxes applicable to the sale.

MGE has several other firm purchased power contracts for capacity. Purchase obligations on these contracts for 1999 are $3.5 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CAPITAL REQUIREMENTS

MGE's liquidity is primarily affected by its construction requirements. During the first quarter of this year, MGE's plant additions totaled $6.5 million. It is anticipated that 1999 capital expenditures will be $62.5 million. Major projects for 1999 include:

* A wind farm;
* Improvements at MGE's Blount Generating Station;
* A gas pipeline expansion; and
* MGE-owned backup generators, located at customers' sites, to help meet their energy needs.

MGE's internally generated funds exceeded the funds used for construction and nuclear fuel expenditures during the three months ended March 31, 1999 and 1998.

CASH PROVIDED BY OPERATING ACTIVITIES

Cash provided by operating activities decreased $6.6 million, or 16%, for the first quarter of 1999. This is primarily due to a $4.2 million increase in accounts receivable and a $2.9 million decrease in accounts payable from year-end 1998.

CASH USED FOR INVESTING ACTIVITIES

MGE increased its cash used for investing activities by $1.1 million, or 15%. This is due to plant additions increasing by $1.3 million.

CASH USED FOR FINANCING AND CAPITAL RESOURCE ACTIVITIES

Cash from financing activities increased $24.7 million compared to the first quarter of 1998. In September 1998, MGE issued $30 million in unsecured Medium Term Notes to reduce short-term debt and finance capital spending. Capital expenditures were less than anticipated in the first quarter due to the timing of projects.

Bank lines of credit available to MGE as of March 31, 1999, were $45 million.

MGE's capitalization ratios were as follows:

                                  Mar. 31,   Dec. 31,
                                    1999      1998
                                  --------   --------
Common shareholders' equity......  53.8%      53.3%
Long-term debt*..................  46.2%      46.7%

*Includes current maturities and current sinking fund requirements.

MGE's First Mortgage Bonds are currently rated Aa2 by Moody's Investors Service, Inc., and AA by Standard & Poor's Corporation. MGE's Medium Term Notes are currently rated Aa3 by Moody's and AA- by Standard & Poor's. MGE's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

ELECTRIC RELIABILITY ACT

Under Governor Thompson's 1997 Wisconsin Act 204 - the Wisconsin
Electric Reliability Act (the Act), MGE is building a $15 million wind project that will help fulfill the state requirement to build 50 MWs of new generation using renewable energy sources. MGE's 17-turbine wind farm, located in northeast Wisconsin, is targeted to be fully operational by the end of June.

Also in relation to the Act, MGE has entered into an agreement with Wisconsin Public Service Corporation to build an 83-MW gas combustion turbine, scheduled for operation June 1, 2000.

To help meet this summer's power demand, MGE has taken the following steps:

* Installed backup generators for its large commercial customers.
* Maintenance on the Blount Generating Station has taken place during the spring to assure its reliability during the summer.
* Purchased additional power on the open market.

YEAR 2000

The Year 2000 (Y2K) issue is the result of computer programs that were written using two digits rather than four to define the applicable year. A failure due to the Y2K issue could cause disruptions in normal business operations.

MGE has not experienced any significant Y2K failure to date. However, the most conscientious efforts cannot guarantee that every problem will be found and corrected prior to January 1, 2000. MGE is taking the necessary steps to identify and reduce risks associated with the Y2K issue. MGE expects to have contingency plans in place by June 30, 1999, for its critical operating and business systems.

MGE estimates its total Y2K costs to be $4.3 million, of which approximately $3.1 million has been spent. These costs are being expensed as incurred and funded through operating cash flow. Costs incurred for the replacement of computerized systems, if any, will be capitalized.

MGE's Y2K project team, created in 1997, developed a work plan that includes the following phases:

Percentage Complete as of 3/31/99        Information   Embedded
                                           Systems      Systems
                                         -----------   --------
Project organization and awareness......    100%         100%
Assessment..............................     99           99
Remediation.............................     85           95
Verification and testing................     85           95
Auditing................................     25           25
Contingency planning and preparedness...     30           75

MGE has completed its assessment of the Y2K impact on its business. MGE prioritized critical systems and developed action plans accordingly. Approximately 80% of MGE's Y2K work is in the information systems area. MGE expects testing and auditing of all critical systems to be completed by June 30, 1999. Independent consultants have reviewed MGE's guidelines, project methodology, and project organization to become Y2K ready.

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

Y2K operational contingency planning is under way. MGE's contingency plans follow guidelines issued by the North American Electric Reliability Council (NERC). These plans are being coordinated with other electric and gas utilities in the region as well as local emergency management agencies. Through the Mid-America Interconnected Network, MGE is participating in NERC's industry-wide Y2K preparedness and contingency planning efforts. This effort includes monthly readiness assessments and two industry-wide Y2K drills.

MGE participated in the NERC first nationwide drill on April 9 ,1999, along with 200 other electric utilities. During the drill, MGE successfully tested backup communications for monitoring the gas and electric systems. MGE field crews manually checked pressure and flow readings at natural gas facilities and metering devices at electric substations. Two-way radios were used to communicate between the field locations and MGE's Systems Operation Center (SOC) control room. Staff at MGE's SOC recorded the field reports on paper and then entered the data on an offline backup computer. The drill did not affect gas and electric service to MGE customers. NERC's second drill is scheduled for September 9, 1999.

MGE participates in quarterly assessments of the gas utility industry coordinated by the American Gas Association to communicate Y2K readiness of the industry.

MGE subsidiaries are being assessed for Y2K issues, but those systems are not critical and therefore will not have a material effect on normal operations.

RESULTS OF OPERATIONS
---------------------

ELECTRIC SALES AND REVENUES

Electric retail sales increased slightly during the three months ended March 31, 1999 (see table below).

                                    Three Months Ended
Electric Sales (megawatt-hours)          March 31,
                                    ------------------
                                     1999       1998     % Change
                                    -------    -------   --------
Residential.......................  194,589    185,793      4.7
Large commercial..................  254,357    245,297      3.7
Small commercial..................  174,390    169,971      2.6
Other.............................   63,049     75,053    (16.0)
                                    -------    -------
Total Retail......................  686,385    676,114      1.5
Resale............................   37,696     26,969     39.8
                                    -------    -------
Total Sales.......................  724,081    703,083      3.0
                                    =======    =======

Electric operating revenues for the same period rose $2.8 million, or 7.3%, due to increased sales and a 5.1% electric rate increase, effective January 1999 (see Footnote 4, Rate Matters).

GAS SALES AND REVENUES

For the three months ended March 31, 1999, retail gas deliveries increased 7.6% due to colder temperatures, adding $1.6 million to gas revenues, a 4.4% increase over 1998 (see table below). The average temperature for the three months ended March 31, 1999, was 27.1 degrees Fahrenheit, or 12.6% colder than the 31.0 degrees Fahrenheit for the same period last year.

                                      Three Months Ended
Gas Deliveries(thousands of therms)        March 31,
                                      ------------------
                                        1999      1998    % Change
                                       ------    ------   --------
Residential.........................   39,368    35,506     10.9
Commercial..........................   30,347    29,296      3.6
                                       ------    ------
Total Retail........................   69,715    64,802      7.6
Transport...........................   15,752    11,277     39.7
                                       ------    ------
Total Gas Deliveries................   85,467    76,079     12.3
                                       ======    ======

ELECTRIC FUEL AND NATURAL GAS COSTS

Fuel cost for electric generation and purchased power costs increased $1.3 million, or 15.4%, for the first three months of 1999. During the first quarter of this year the Columbia plant was out of service, which required MGE to generate more power at its Blount Generating Station at a higher fuel cost. Also, MGE entered into a purchased power contract with Commonwealth Edison to purchase 60 MW of capacity. MGE sold 30 MW of this purchased power contract to Wisconsin Public Power Inc. MGE's electric margin (revenues less fuel and purchased power costs) increased $1.5 million, or 5.0%, for the first quarter of 1999. Electric margins were up primarily because of the 5.1% rate increase authorized by the PSCW.

Natural gas costs increased $0.7 million, or 3%, because gas deliveries were up for the three months ended March 31, 1999. MGE's gas margin (revenues less purchased gas costs) increased $1.6 million, or 11.1%, due mostly to the higher gas deliveries.

OTHER OPERATING EXPENSES

Income taxes went up 19.7% as pretax operating income rose $1.5 million, or 15.1%, for the first three months of 1999. Other operating expenses, including operations and maintenance, depreciation, and other general taxes, increased $0.6 million, or 2.1%.

OTHER INCOME

Other income decreased $0.7 million, or 79%, from last year's first quarter. In the first quarter of 1998, MGE benefitted from gains on weather insurance due to the extremely mild weather.

PART II. OTHER INFORMATION
==========================

ITEM 5 - OTHER INFORMATION

                        Forward-Looking Statements

This report, and certain other MGE public documents, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions, especially as they relate to future revenues, expenses, financial resources and regulatory matters. These forward-looking statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. MGE cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE's actual results to differ materially from those projected, expressed or implied. Some of those risks and uncertainties include the following:

* Economic and market conditions in MGE's service territory;
* Magnitude and timing of capital expenditures;
* Regulatory environment (including restructuring the electric utility industry in Wisconsin);
* Availability and cost of power supplies; and
* MGE's ability to become Year 2000 compliant at a reasonable cost.

                       Kewaunee Nuclear Power Plant

Kewaunee is operated by Wisconsin Public Service Corporation (WPSC). MGE has a 17.8% ownership interest in Kewaunee. Kewaunee is operating with a license that expires in 2013.

The Nuclear Regulatory Commission (NRC) completed a Plant Performance Review of the Kewaunee plant on February 4, 1999. This process replaced the previous Systematic Assessment of Licensee Performance which provided numerical rankings of various plant performance characteristics. The Plant Performance Review process does not provide numerical rankings but is designed to concentrate on identifying areas for improvement. The NRC indicated that overall performance has been acceptable during the assessment period. In addition to identifying where the Kewaunee plant is performing as expected, the NRC identified several areas where performance can be improved including some aspects of operations and timeliness in closing out corrective actions.

The two steam generators at Kewaunee are scheduled to be replaced in the fall of 2001 rather than in the spring of 2000. The equipment manufacturer is not able to meet the spring 2000 delivery schedule. In order to keep Kewaunee in service to meet customer demands during the summer of 2000 and 2001, the steam generators will be replaced in the fall of 2001 when the plant is scheduled to be shut down for refueling. This delay should not adversely impact the reliability of Kewaunee in the interim. The plant is also scheduled for refueling in the spring of 2000.

Kewaunee has been in operation since 1974 and is jointly owned by MGE, WPSC, and Wisconsin Power and Light Company, a subsidiary of Alliant Energy. The delay in the replacement of the steam generators will also delay the transfer of MGE's ownership interest in Kewaunee to WPSC. Under the agreement between the two utilities, WPSC has agreed to credit the book value of MGE's interest in Kewaunee against the purchased price of a planned 83-MW natural gas-fired combustion turbine which WPSC has agreed to build for MGE near Marinette, Wisconsin. The asset transfer will take place when Kewaunee shuts down for replacement of the steam generators and regulatory approval has been given.

Background information regarding Kewaunee steam generator repair issues and WPSC's agreement to buy MGE's 17.8% share of the plant is set forth in the registrant's Annual Report on Form 10-K for the year ended
December 31, 1998.

ITEM 6(a) - EXHIBITS

Exhibit 4 - Indenture of Mortgage and Deed of Trust between MGE and Firstar Trust Company, as Trustee (and supplements) reference was provided in MGE's 1998 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12 - Ratio of Earnings to Fixed Charges

Exhibit 27 - Appendix E to Item 601(c) of Regulation S-K: Public Utility Companies Financial Data Schedule UT.

Exhibit          Page
-------          ----
Exhibit 4.......  NA
Exhibit 12......  17
Exhibit 27......  18

ITEM 6(b) REPORTS ON FORM 8-K

No reports on 8-K were filed during the quarter for which this report is filed.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      MADISON GAS AND ELECTRIC COMPANY
                      (Registrant)

Date: May 14, 1999    /s/ David C. Mebane
                      --------------------------------
                      Chairman, President and Chief Executive Officer
                      (Duly Authorized Officer)

Date: May 14, 1999    /s/ Terry A. Hanson
                      --------------------------------
                      Vice President - Finance
                      (Chief Financial and Accounting Officer)