Form 10-Q
period 1999-06-30
MADISON GAS & ELECTRIC CO
filed 1999-08-13
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549
                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from:  ______________ to ______________


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

       Common Stock Outstanding at August 13, 1999: 16,079,718 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                             TABLE OF CONTENTS
                             =================

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements and Notes

  Consolidated Statements of Income and Retained Income. . . . . . . .3
  Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .4
  Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .5
  Consolidated Statements of Capitalization. . . . . . . . . . . . . .6
  Notes to Consolidated Financial Statements . . . . . . . . . . . .7-9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

  Liquidity and Capital Resources. . . . . . . . . . . . . . . . .10-12
  Results of Operations. . . . . . . . . . . . . . . . . . . . . .13-15

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . 16
  Item 4 - Results of Votes of Security Holders. . . . . . . . . . . 16
  Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . 17
  Item 6(a) - Exhibits . . . . . . . . . . . . . . . . . . . . . . . 17
  Item 6(b) - Reports on Form 8-K. . . . . . . . . . . . . . . . . . 17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

EXHIBITS:

  Exhibit 12 - Ratio of Earnings to Fixed Charges. . . . . . . . . . 19
  Exhibit 27 - Financial Data Schedule UT. . . . . . . . . . . . . . 20

PART I. FINANCIAL INFORMATION
=============================

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
Thousands of Dollars (Unaudited)
                                               Three Months Ended         Six Months Ended
                                                     June 30,                 June 30,
                                               ------------------      --------------------
                                                1999        1998        1999         1998
                                              -------     -------     --------     --------
    STATEMENTS OF INCOME
Operating Revenues:
 Electric                                     $44,409     $42,444     $ 85,603     $ 80,837
 Gas                                           12,753      12,118       51,093       48,840
                                              -------     -------     --------     --------
   Total Operating Revenues                    57,162      54,562      136,696      129,677
                                              -------     -------     --------     --------
Operating Expenses:
 Fuel for electric generation                   7,505       7,825       14,950       14,671
 Purchased power                                6,949       3,640        9,372        5,342
 Natural gas purchased                          6,096       6,145       28,943       28,926
 Other operations                              16,814      16,381       32,742       32,226
 Maintenance                                    4,408       4,527        7,314        7,054
 Depreciation and amortization                  9,170       8,278       17,518       16,536
 Other general taxes                            2,351       2,361        4,717        4,691
 Income taxes                                     310         844        5,805        5,436
                                              -------     -------     --------     --------
   Total Operating Expenses                    53,603      50,001      121,361      114,882
                                              -------     -------     --------     --------
Net Operating Income                            3,559       4,561       15,335       14,795
Allowance for funds used during
 construction - equity funds                       84          30          152           54
Other income, net                               1,795         323        1,965        1,014
Nonutility operating income, net                    -          83            -          216
                                              -------     -------     --------     --------
   Income before Interest Expense               5,438       4,997       17,452       16,079
                                              -------     -------     --------     --------
Interest Expense:
 Interest on long-term debt                     2,873       2,425        5,749        4,848
 Other interest                                   128         135          245          392
 Allowance for funds used during
   construction - borrowed funds                  (43)        (16)         (78)         (29)
                                              -------     -------     --------     --------
   Net Interest Expense                         2,958       2,544        5,916        5,211
                                              -------     -------     --------     --------
Net Income                                    $ 2,480     $ 2,453     $ 11,536     $ 10,868
                                              =======     =======     ========     ========
Earnings per share of common stock
 (basic and diluted) (Note 3)                   $0.15       $0.15        $0.72        $0.68
                                              =======     =======     ========     ========
    STATEMENTS OF RETAINED INCOME

Balance - beginning of period                 $57,454     $55,501      $53,637      $52,285
Earnings on common stock                        2,480       2,453       11,536       10,868
Cash dividends on common stock (Note 3)        (5,240)     (5,199)     (10,479)     (10,398)
                                              -------     -------     --------     --------
Balance - end of period                       $54,694     $52,755      $54,694      $52,755
                                              =======     =======     ========     ========

The accompanying notes are an integral part of the above statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of Dollars (Unaudited)
                                                               Three Months Ended         Six Months Ended
                                                                     June 30,                 June 30,
                                                               ------------------       ------------------
                                                                 1999       1998          1999       1998
                                                               -------    -------       -------    -------
Operating Activities:
 Net income                                                    $ 2,480    $ 2,453       $11,536    $10,868
 Items not affecting working capital:
   Depreciation and amortization                                 9,170      8,278        17,518     16,536
   Deferred income taxes                                          (786)    (1,257)          336     (2,695)
   Amortization of nuclear fuel                                    660        685         1,320      1,303
   Amortization of investment tax credits                         (185)      (187)         (369)      (373)
   Allowance for funds used during construction -
    equity funds                                                   (84)       (30)         (152)       (54)
 Changes in working capital excluding
 cash, sinking funds, maturities, and
 interim loans:
   Decrease in current assets                                    4,145        539        13,297     15,382
   Increase/(decrease) in current liabilities                   (1,767)      (833)         (523)     3,050
 Other noncurrent items, net                                        62      1,890         4,941      8,388
                                                               -------    -------       -------    -------
    Cash provided by Operating Activities                       13,695     11,538        47,904     52,405
                                                               -------    -------       -------    -------
Investing Activities:
 Additions to utility plant and nuclear fuel                   (18,522)    (9,184)      (25,042)   (14,360)
 Allowance for funds used during construction -
   borrowed funds                                                  (43)       (16)          (78)       (29)
 Increase in nuclear decommissioning fund                       (3,402)    (2,459)       (5,734)    (4,976)
                                                               -------    -------       -------    -------
    Cash used for Investing Activities                         (21,967)   (11,659)      (30,854)   (19,365)
                                                               -------    -------       -------    -------
Financing Activities:
 Cash dividends on common stock                                 (5,240)    (5,199)      (10,479)   (10,398)
 Other decreases in First Mortgage Bonds                             9          9            19         19
 Increase/(decrease) in interim loans                                -      3,000             -    (21,750)
                                                               -------    -------       -------    -------
    Cash used for Financing Activities                          (5,231)    (2,190)      (10,460)   (32,129)
                                                               -------    -------       -------    -------
Change in Cash and Cash Equivalents                            (13,503)    (2,311)        6,590        911
 Cash and cash equivalents at beginning of period               27,343      5,330         7,250      2,108
                                                               -------    -------       -------    -------
Cash and cash equivalents at end of period                     $13,840    $ 3,019       $13,840    $ 3,019
                                                               =======    =======       =======    =======

The accompanying notes are an integral part of the above statements.

CONSOLIDATED BALANCE SHEETS
Thousands of Dollars (Unaudited)
                                                         June 30,     Dec. 31,
                                                           1999         1998
                                                         --------     --------
    ASSETS
Utility Plant, at Original Cost, in Service:
 Electric                                                $531,344     $520,753
 Gas                                                      187,186      184,868
                                                         --------     --------
   Gross plant in service                                 718,530      705,621
 Less accumulated provision for depreciation             (465,634)    (446,984)
                                                         --------     --------
   Net plant in service                                   252,896      258,637
 Construction work in progress                             31,607       21,490
 Nuclear decommissioning fund                              87,924       79,089
 Nuclear fuel, net                                          7,346        8,086
                                                         --------     --------
   Total Utility Plant                                    379,773      367,302
                                                         --------     --------
 Other property and investments                             6,508        6,700
                                                         --------     --------
Current Assets:
 Cash and cash equivalents                                 13,840        7,250
 Accounts receivable, less reserves of $1,204
   and $1,281, respectively                                22,656       26,812
 Unbilled revenue                                           8,193       13,113
 Materials and supplies, at average cost                    6,094        5,936
 Fossil fuel, at average cost                               3,552        3,509
 Stored natural gas, at average cost                        5,219        9,709
 Prepaid taxes                                              6,493        6,573
 Other prepayments                                          1,178        1,030
                                                         --------     --------
   Total Current Assets                                    67,225       73,932
                                                         --------     --------
 Deferred charges                                          22,101       18,331
                                                         --------     --------
    Total Assets                                         $475,607     $466,265
                                                         ========     ========
    CAPITALIZATION AND LIABILITIES
Capitalization (see statement)                           $343,112     $342,036
                                                         --------     --------
Current Liabilities:
 Long-term debt sinking fund requirements                     200          200
 Accounts payable                                          15,124       15,364
 Accrued taxes                                              2,161          549
 Accrued interest                                           2,787        2,734
 Accrued nonregulated items                                 1,583        2,771
 Other                                                     10,227        4,696
                                                         --------     --------
   Total Current Liabilities                               32,082       26,314
                                                         --------     --------
Other Credits:
 Deferred income taxes                                     44,679       44,343
 Regulatory liability - SFAS 109                           23,360       23,745
 Investment tax credit - deferred                           9,569        9,938
 Other regulatory liabilities                              22,805       19,889
                                                         --------     --------
   Total Other Credits                                    100,413       97,915
                                                         --------     --------
 Commitments                                                    -            -
                                                         --------     --------
   Total Liabilities                                      132,495      124,229
                                                         --------     --------
    Total Capitalization and Liabilities                 $475,607     $466,265
                                                         ========     ========

The accompanying notes are an integral part of the balance sheets.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Thousands of Dollars (Unaudited)
                                                         June 30,     Dec. 31,
                                                           1999         1998
                                                         --------     --------
Common Shareholders' Equity:
 Common stock - par value $1 per share:
   Authorized 50,000,000 shares
   Outstanding 16,079,718 shares                         $ 16,080     $ 16,080
 Amount received in excess of par value                   112,558      112,558
 Retained income                                           54,694       53,637
                                                         --------     --------
   Total Common Shareholders' Equity                      183,332      182,275
                                                         --------     --------
First Mortgage Bonds:
 6-1/2%, 2006 series:
   Pollution Control Revenue Bonds                          6,475        6,475
 8.50%, 2022 series                                        40,000       40,000
 6.75%, 2027A series:
   Industrial Development Revenue Bonds                    28,000       28,000
 6.70%, 2027B series:
   Industrial Development Revenue Bonds                    19,300       19,300
 7.70%, 2028 series                                        21,200       21,200
                                                         --------     --------
   First Mortgage Bonds Outstanding                       114,975      114,975
 Unamortized discount and premium on bonds, net              (995)      (1,014)
 Long-term debt sinking fund requirements                    (200)        (200)
                                                         --------     --------
   Total First Mortgage Bonds                             113,780      113,761
                                                         --------     --------
Other Long-Term Debt:
 6.01%, due 2000                                           11,000       11,000
 6.91%, due 2004                                            5,000        5,000
 6.02%, due 2008                                           30,000       30,000
                                                         --------     --------
   Total Long-Term Debt                                   159,780      159,761
                                                         --------     --------
    Total Capitalization                                 $343,112     $342,036
                                                         ========     ========

The accompanying notes are an integral part of the above statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               June 30, 1999
          ======================================================

Madison Gas and Electric Company (MGE) prepared these consolidated financial statements, without audit (except for balance sheet information at December 31, 1998), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. MGE believes the disclosures provided are accurate and not misleading. MGE management believes it has made all normal recurring adjustments needed to present fairly the financial statements and notes in this report.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes on pages 18 through 27 of MGE's 1998 Annual Report to Shareholders and in MGE's 1998 Annual Report on Form 10-K.

1. Summary of Significant Accounting Policies

The accounting and financial policies related to the following items have been described in the 1998 Annual Report to Shareholders. The information is not repeated here because it has not changed materially at this time.

a. General
b. Utility plant
c. Nuclear fuel
d. Joint plant ownership
e. Depreciation
f. Income taxes
g. Pension plans
h. Fair value of financial instruments
i. Capitalization matters: First Mortgage Bonds and other long-term debt; preferred stock; and notes payable to banks, commercial paper, and lines of credit
j. Segments of business
k. Regulatory assets and liabilities

2. Nuclear Decommissioning

Nuclear decommissioning costs for the Kewaunee Nuclear Power Plant (Kewaunee) are currently being accrued for full cost recovery by the end of 2002. These costs are currently recovered from customers in rates and are deposited in external trusts. MGE is presently funding decommissioning costs at $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of June 30, 1999, these trusts totaled $88.0 million (pretax fair market value) and are offset by an equal amount under accumulated provision for depreciation.

Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. MGE assumed a 5.6% long-term, after-tax earnings on these trusts.

MGE's share of Kewaunee decommissioning costs is estimated to be $85.6 million (in current after-tax dollars) based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. In accordance with the agreement between Wisconsin Public Service Corp. and MGE regarding the sale of Kewaunee, MGE's decommissioning liability has been limited to the current fund balances plus all decommissioning contributions through 2002. Decommissioning costs are assumed to inflate at an average rate of 6.0%. Physical decommissioning is expected to occur from 2014 to 2021, with additional expenditures being incurred from 2022 to 2039 for storing spent fuel at the site.

3. Per-share Amounts

Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three and six months ended June 30, 1999 and 1998, there were 16,079,718 shares outstanding.

Dividends declared and paid per share of common stock for the periods ended June 30, 1999 and 1998 were, respectively, for the three months $0.326 and $0.323; for the six months $0.652 and $0.647.

4. Rate Matters

On July 16, 1999, MGE filed an application with the Public Service Commission of Wisconsin for a temporary increase in electric rates of 1.7%. The temporary rate increase is primarily due to higher purchased power costs caused by a longer-than-expected outage at the Columbia Energy Center (Columbia), which MGE jointly owns with Alliant Energy and Wisconsin Public Service Corp. If approved by the Commission, the rate change would be effective from the fall through the end of the year.

MGE also filed on July 16, 1999, a request seeking a 5.7% electric rate increase effective next year to cover unexpected repair costs at Kewaunee and higher purchased power costs during the outage. MGE was scheduled to sell its ownership interest in Kewaunee in May of 2000, when the remaining owners planned to replace the plant's steam generators. Due to manufacturing delays, the generator replacement and simultaneous ownership change is now scheduled for fall 2001. Kewaunee must have a maintenance outage and temporary steam generator repairs early next year in order to continue operating until the steam generator replacement begins.

5. Supplemental Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, MGE considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

Cash payments for interest, net of amounts capitalized, and net cash receipts from income tax refunds were as follows:

                            Three Months Ended   Six Months Ended
                                 June 30,             June 30,
                            ------------------   ----------------
(Thousands of dollars)        1999      1998       1999     1998
                             ------    ------     ------   ------
Interest paid, net of
  amounts capitalized......  $3,863    $3,890     $5,863   $5,240
Income taxes paid, net.....  $4,651    $7,102     $5,604   $6,208

6. Commitments

Beginning in March 1999, MGE entered into an agreement with Commonwealth Edison to purchase 60 MW of firm capacity and energy for approximately $10.2 million in 1999. This amount includes MGE's costs to secure firm transmission (approximately $0.5 million) to deliver firm capacity and energy to the MGE system. Also beginning in March 1999, MGE entered into an agreement to sell 30 MW of the 60 MW to Wisconsin Public Power Inc. for approximately $4.8 million in 1999, plus any taxes applicable to the sale.

MGE has several other firm purchased power contracts for capacity. Purchase obligations on these contracts are $3.5 million in 1999.

7. Gas Marketing Subsidiaries

In December 1996, MGE wrote down its investment in both Great Lakes Energy Corp. and American Energy Management, Inc., to reflect current value. As of June 30, 1999, a $1.6 million liability remains to account for the remaining contingencies related to this writedown.

MGE recognized some one-time benefits during the second quarter of 1999 in the amount of $0.6 million (after tax) on some outstanding legal and tax issues related to these gas marketing subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
===================================================================

                      LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements
--------------------

MGE's liquidity is primarily affected by its construction requirements. During the second quarter of this year, MGE's plant additions totaled $18.5 million, an increase of $9.3 million over last year. For the first half of 1999, MGE had capital expenditures of $25 million. It is anticipated that total capital expenditures will be $62.5 million in 1999. Major projects include:

  - A wind farm;
  - Improvements at MGE's Blount Generating Station;
  - MGE-owned backup generators, located at customers' sites, to help meet their emergency energy needs.

Cash Provided by Operating Activities
-------------------------------------

Cash provided by operating activities increased $2.2 million, or 18.7%, for the second quarter of 1999 compared to the second quarter of 1998. This is primarily due to a $4.1 million decrease in current assets, primarily accounts receivable.

Cash provided by operating activities decreased $4.5 million, or 8.6%, for the first half of 1999 compared to last year's first half due to the decrease in current liabilities.

Cash Used for Investing Activities
----------------------------------

MGE increased its cash used for investing activities by $10.3 million for the second quarter of 1999 and $11.5 million for the first half of 1999. This is due to increased plant additions (as described above), particularly MGE's wind project.

Cash Used for Financing and Capital Resource Activities
-------------------------------------------------------

Cash used for financing activities increased $3.0 million compared to the second quarter of 1998. In the second quarter of 1998, $3.0 million of short-term debt was issued compared to this year's second quarter where no short-term debt was issued.

For the first half of the year, cash used for financing activities decreased $21.7 million from last year. MGE used $21.8 million of cash to decrease short-term debt in the first half of 1998.

Bank lines of credit available to MGE as of June 30, 1999, were $45 million.

MGE's capitalization ratios were as follows:

                                  June 30, 1999   Dec. 31, 1998
                                  -------------   -------------
Common shareholders' equity......     53.4%           53.3%
Long-term debt*..................     46.6%           46.7%

  *Includes current maturities and current sinking fund requirements.

MGE's First Mortgage Bonds are currently rated Aa2 by Moody's Investors Service, Inc., and AA by Standard & Poor's Corporation. MGE's Medium-Term Notes are currently rated Aa3 by Moody's and AA- by Standard & Poor's. MGE's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Year 2000 Readiness Disclosure
------------------------------

As of June 30, 1999, the critical systems MGE needs to provide gas and electric service are Year 2000 (Y2K) ready. Independent consultants have reviewed MGE's guidelines, project methodology, and project organization to become Y2K ready. In May, MGE received the highest readiness rating given after its Y2K readiness program was audited by a team of industry experts sponsored by the North American Electric Reliability Council
(NERC) and the Department of Energy.

The Y2K issue is the result of computer programs that were written using two digits rather than four to define the applicable year. A failure due to the Y2K issue could cause disruptions in normal business operations.

MGE has not experienced any significant Y2K failure to date. However, the most conscientious efforts cannot guarantee that every problem will be found and corrected prior to January 1, 2000. MGE is taking the necessary steps to identify and reduce risks associated with the Y2K issue. MGE has developed contingency plans for its critical operating and business systems.

MGE estimates its total Y2K costs to be $4.3 million. MGE has spent $3.7 million to date on Y2K. These costs are being expensed as incurred and funded through operating cash flow.

MGE's Y2K project team, created in 1997, developed a work plan that includes the following phases:

                                          Information   Embedded
  Percentage Complete as of 06/30/1999      Systems     Systems
----------------------------------------  -----------   --------
Project organization and awareness......      100%        100%
Assessment..............................      100%        100%
Remediation.............................      100%        100%
Verification and testing................      100%        100%
Auditing................................       75%         75%
Contingency planning and preparedness...       80%         95%

MGE has identified its major suppliers and assessed their Y2K readiness through surveys and interviews. Our two most critical vendors are operators of our jointly owned power plants. Kewaunee is following the Y2K readiness guidelines and methods that have been established by the Nuclear Energy Institute. An evaluation of Kewaunee's Y2K readiness plans, processes, and progress was made by an independent consultant. The Kewaunee operator reported to the Nuclear Regulatory Commission that the plant was Y2K ready on June 30, 1999. Columbia is also Y2K ready according to the plant operating company and NERC.

Y2K operational contingency preparedness is nearing completion. Through the Mid-America Interconnected Network, MGE is participating in NERC's industry-wide Y2K preparedness and contingency planning efforts including two industry-wide Y2K drills. MGE has developed contingency plans that follow guidelines issued by the NERC. These plans and associated drills are being coordinated with other electric and gas utilities in the region as well as local emergency management agencies.

MGE participated in the NERC's first nationwide drill on April 9 ,1999, along with 200 other electric utilities. During the drill, MGE successfully tested backup communications for monitoring the gas and electric systems. MGE field crews manually checked pressure and flow readings at natural gas facilities and monitored power system conditions at electric substations. Two-way radios were used to communicate between the field locations and MGE's Systems Operation Center (SOC) control room. Staff at MGE's SOC recorded the field reports on paper and then entered the data on an off-line backup computer. The drill did not affect gas and electric service to MGE customers. NERC's second drill is scheduled for September 8 and 9, 1999.

MGE participates in quarterly assessments of the gas utility industry coordinated by the American Gas Association to communicate Y2K readiness of the industry.

MGE subsidiaries are being assessed for Y2K issues, but those systems are not critical and therefore will not have a material effect on normal operations.

                           RESULTS OF OPERATIONS

Electric Sales and Revenues
---------------------------

Electric retail sales increased approximately 2% (see table) for the three-month and six-month periods ending June 30, 1999, over the comparable periods last year.

Electric Sales         Three Months Ended            Six Months Ended
(megawatt-hours)            June 30,                     June 30,
                    -------------------------  -----------------------------
                     1999     1998   % Change    1999       1998    % Change
                    -------  ------- --------  ---------  --------- --------
Residential........ 166,547  166,045    0.3      361,136    351,848    2.6
Large commercial... 267,499  255,318    4.8      521,856    500,615    4.2
Small commercial... 196,449  196,149    0.2      370,838    366,120    1.3
Other..............  74,885   74,614    0.4      137,934    149,668   (7.8)
                    -------  -------           ---------  ---------
  Total Retail..... 705,380  692,126    1.9    1,391,764  1,368,251    1.7
Sales for Resale...  71,570   21,833  227.8      109,266     48,802  123.9
                    -------  -------           ---------  ---------
  Total Sales...... 776,950  713,959    8.8    1,501,030  1,417,053    5.9
                    =======  =======           =========  =========

Electric operating revenues increased $2.0 million, or 4.6%, for the second quarter of 1999 versus the same period last year. Second quarter electric operating revenues were up mainly due to an increase in sales for resale of approximately $1.0 million compared to last year's second quarter. Beginning in March of this year, MGE entered into an agreement to sell 30 MW of firm capacity to Wisconsin Public Power Inc. (see
Footnote 6).

Electric operating revenues increased $4.8 million, or 5.9%, for the first half of 1999 compared to last year. Revenues were up due to a 5.1% electric rate increase effective in January 1999, higher sales for resale as described above, and higher retail sales.

Gas Sales and Revenues
----------------------

For the three months ended June 30, 1999, gas revenues increased slightly while retail deliveries remained unchanged compared to the same period last year (see table).

For the six months ended June 30, 1999, retail gas deliveries increased 5.8% (see table) due to colder temperatures primarily in the first quarter, adding $2.3 million in revenue, a 4.6% increase over 1998.

Gas Deliveries             Three Months Ended        Six Months Ended
(thousands of therms)           June 30,                 June 30,
                         ----------------------  ------------------------
                          1999   1998  % Change   1999    1998   % Change
                         ------ ------ --------  ------- ------- --------
Residential............. 10,712 10,436    2.6     50,080  45,942    9.0
Commercial..............  9,040  9,322   (3.0)    39,387  38,619    2.0
                         ------ ------           ------- -------
 Total Retail........... 19,752 19,758    0.0     89,467  84,561    5.8
Transport...............  8,916  7,491   19.0     24,668  18,767   31.4
                         ------ ------           ------- -------
 Total Gas Deliveries... 28,668 27,249    5.2    114,135 103,328   10.5
                         ====== ======           ======= =======

Electric Fuel and Natural Gas Costs
-----------------------------------

Fuel costs and purchased power increased $3.0 million, or 26.1%, for the second quarter compared to the same period in 1998 due to higher purchased power costs associated with the outages at Columbia. As a result, MGE's electric margin (revenues less fuel and purchased power costs) decreased $1.0 million, or 3.3%, versus the second quarter of 1998.

Fuel costs for electric generation and purchased power increased $4.3 million, or 21.5%, for the first six months of 1999 compared to the same period last year. The Columbia plant was down at various times during the first half of 1999 requiring MGE to generate more power at its Blount Generating Station at a higher fuel cost. Also, MGE entered into a purchased power contract with Commonwealth Edison to purchase 60 MW of capacity (see Footnote 6).

Natural gas costs for the second quarter of 1999 were relatively unchanged compared to the same period a year ago. Natural gas costs were up slightly for the first six months compared to the same period last year due to a 5.8% increase in total retail gas deliveries. MGE's gas margin (revenues less purchased gas costs) increased $2.2 million, or 11.2%, primarily due to a rise in retail deliveries and a slight rate increase which became effective in January 1999.

Other Operating Expenses
------------------------

Income taxes for the three months ended June 30, 1999, decreased $0.5 million, or 63.3%, due to a decrease in operating income.

Operations and maintenance, including depreciation and general taxes, increased $1.2 million, or 3.8%, for the second quarter of 1999, and $1.8 million, or 2.9%, for the six months ended June 30, 1999, compared to the same periods a year ago. The major contributors to these higher costs are increased depreciation due to new capital projects going into service during the first half of this year compared to last year and the outages experienced at Columbia.

Other Income
------------

Other income increased $1.4 million for the second quarter of 1999 and $0.8 million for the six months ended June 30, 1999, compared to the same periods a year ago. MGE recognized some one-time benefits of $0.6 million (after tax) in this year's second quarter after receiving a favorable ruling on some outstanding legal and tax issues related to its gas marketing subsidiaries (see Footnote 7). Also, income from the decommissioning fund increased $0.8 million for the first half of 1999 compared to the same period last year.

                         PART II. OTHER INFORMATION
                         ==========================

Item 1 - Legal Proceedings
--------------------------

In May 1999, MGE demanded arbitration against Alliant Energy Corp., parent company of Wisconsin Power and Light Company (WPL), for the way it is operating and maintaining the Columbia Energy Center. MGE owns 22% of Columbia.

MGE claims that since WPL merged with two Iowa utilities last year to form Alliant Energy, it has changed the way it operates and maintains the plant--violating operating agreements. MGE wants Alliant/WPL to relinquish its ownership in the Columbia plant to MGE.

Item 4 - Results of Votes of Security Holders
---------------------------------------------

MGE's Annual Meeting of Shareholders was held on May 4, 1999, in Madison, Wisconsin. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The election of three persons to serve as Class I Directors to hold office until 2002 was voted on by the shareholders at the meeting. Listed below are the nominees for Class I Director and the results of the voting.

The election of three members of the Board of Directors of Class I to hold office until 2002 are:

                               For       Withhold Authority
                            ----------   ------------------
Jean Manchester Biddick     13,072,278        195,774
David C. Mebane             13,097,239        170,813
Regina M. Millner           13,085,769        182,283

No votes were cast for any other nominee. The directors continuing in office until the 2000 annual meeting are H. Lee Swanson and John R. Nevin. The directors continuing in office until the 2001 annual meeting are Richard E. Blaney, Frederic E. Mohs, and F. Curtis Hastings.

The shareholders voted on an amendment to MGE's bylaws as follows:

         For           Against       Abstain       Broker Non-votes
      ----------       -------       -------       ----------------
      10,023,202       326,738       286,797           5,442,980

The amendment states: "3.02(b) Qualifications. Each director who is a full-time employee of the Corporation or a subsidiary of the Corporation shall cease to hold office as a Director upon a termination of employment with the Company and its subsidiaries for any reason other than retirement with the consent of the Board of Directors by a resolution adopted by directors constituting not less than 70 percent of the number of directors of the Corporation fixed by the Board of Directors in accordance with section 3.01."

Item 5 - Other Information
--------------------------

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

These forward-looking statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. MGE cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE's actual results to differ materially from those projected, expressed or implied. Some of those risks and uncertainties include the following:

  - Economic and market conditions in MGE's service territory;
  - Magnitude and timing of capital expenditures;
  - Regulatory environment (including restructuring the electric utility industry in Wisconsin);
  - Availability and cost of power supplies; and
  - MGE's ability to become Year 2000 ready at a reasonable cost.

Item 6(a) - Exhibits
--------------------

Exhibit 4 - Indenture of Mortgage and Deed of Trust between MGE and
  Firstar Trust Company, as Trustee (and supplements) reference was provided in MGE's 1998 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12 - Ratio of Earnings to Fixed Charges

Exhibit 27 - Appendix E to Item 601(c) of Regulation S-K: Public Utility Companies Financial Data Schedule UT.

     Exhibit          Page
     -------          ----
     Exhibit 4.......  NA
     Exhibit 12......  19
     Exhibit 27......  20

Item 6(b) Reports on Form 8-k
-----------------------------

No reports on 8-K were filed during the quarter for which this report is filed.

SIGNATURES
==========

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MADISON GAS AND ELECTRIC COMPANY
                          (Registrant)

Date: August 13, 1999     /s/ David C. Mebane
                          --------------------------------
                          Chairman, President and Chief Executive Officer
                          (Duly Authorized Officer)

Date: August 13, 1999     /s/ Terry A. Hanson
                          --------------------------------
                          Vice President - Finance
                          (Chief Financial and Accounting Officer)