Form 10-Q
period 1999-09-30
MADISON GAS & ELECTRIC CO
filed 1999-11-12
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 1999
or
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

Common Stock Outstanding at November 12, 1999: 16,079,718 Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements and Notes
- Consolidated Statements of Income and Retained Income	3
- Consolidated Statements of Cash Flows	4
- Consolidated Balance Sheets	5
- Consolidated Statements of Capitalization	6
- Notes to Consolidated Financial Statements	7-9
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
- Liquidity and Capital Resources	10
- Results of Operations	13
PART II - OTHER INFORMATION
Item 1 - Legal Proceedings	16
Item 5 - Other Information	16
Item 6(a) - Exhibits	17
Item 6(b) - Reports on Form 8-K	17
Exhibits:
- Exhibit 12 - Ratio of Earnings to Fixed Charges	19
- Exhibit 27 - Financial Data Schedule UT	20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED INCOME
Thousands of Dollars (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
STATEMENTS OF INCOME
Operating Revenues:
Electric	$55,439	$50,458	$141,042	$131,295
Gas	9,036	7,321	60,129	56,161
Total Operating Revenues	64,475	57,779	201,171	187,456
Operating Expenses:
Fuel for electric generation	9,957	10,219	24,907	24,890
Purchased power	8,933	2,950	18,305	8,292
Natural gas purchased	3,653	2,454	32,596	31,380
Other operations	16,621	16,372	49,363	48,598
Maintenance	3,132	3,475	10,446	10,529
Depreciation and amortization	8,715	8,112	26,233	24,648
Other general taxes	2,295	2,309	7,012	7,000
Income taxes	3,043	3,367	8,848	8,803
Total Operating Expenses	56,349	49,258	177,710	164,140
Net Operating Income	8,126	8,521	23,461	23,316
Allowance for funds used during construction - equity funds	66	25	218	79
Other income, net	820	(47)	2,785	1,183
Income before Interest Expense	9,012	8,499	26,464	24,578
Interest Expense:
Interest on long-term debt	2,877	2,508	8,626	7,356
Other interest	140	166	385	558
Allowance for funds used during construction - borrowed funds	(34)	(13)	(112)	(42)
Net Interest Expense	2,983	2,661	8,899	7,872
Net Income	$ 6,029	$ 5,838	$ 17,565	$ 16,706
Earnings per share of common stock (basic and diluted) (Note 3)	$0.38	$0.36	$1.09	$1.04

STATEMENTS OF RETAINED INCOME
Balance - beginning of period	$54,694	$52,755	$53,637	$52,285
Earnings on common stock	6,029	5,838	17,565	16,706
Cash dividends on common stock (Note 3)	(5,279)	(5,239)	(15,758)	(15,637)
Balance - end of period	$55,444	$53,354	$55,444	$53,354
The accompanying notes are an integral part of the above statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Thousands of Dollars (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998
Operating Activities:
Net income	6,029	$5,838	17,565	$16,706
Items not affecting working capital:
Depreciation and amortization	8,715	8,112	26,233	24,648
Deferred income taxes	(895)	(759)	(559)	(3,145)
Amortization of nuclear fuel	662	680	1,982	1,983
Amortization of investment tax credits	(185)	(187)	(554)	(560)
Allowance for funds used during construction - equity funds	(66)	(25)	(218)	(79)
Changes in working capital excluding cash, sinking funds, maturities, and interim loans:
(Increase)/decrease in current assets	(5,694)	(592)	7,603	14,790
Increase/(decrease) in current liabilities	3,293	(1,144)	2,770	1,906
Other noncurrent items, net	1,195	92	6,136	8,171
Cash provided by Operating Activities	13,054	12,015	60,958	64,420

Investing Activities:
Additions to utility plant and nuclear fuel	(13,244)	(8,764)	(38,286)	(23,124)
Allowance for funds used during construction - borrowed funds	(34)	(13)	(112)	(42)
Increase in nuclear decommissioning fund	(2,795)	(2,234)	(8,529)	(7,210)
Cash used for Investing Activities	(16,073)	(11,011)	(46,927)	(30,376)

Financing Activities:
Cash dividends on common stock	(5,279)	(5,239)	(15,758)	(15,637)
Increase in long-term debt	-	30,000	-	30,000
Other decrease in First Mortgage Bonds	10	10	29	29
Decrease in interim loans	-	(11,750)	-	(33,500)
Cash (used for)/provided by Financing Activities	(5,269)	13,021	(15,729)	(19,108)

Change in Cash and Cash Equivalents	(8,288)	14,025	(1,698)	14,936
Cash and cash equivalents at beginning of period	13,840	3,019	7,250	2,108
Cash and cash equivalents at end of period	$5,552	$17,044	5,552	$17,044
The accompanying notes are an integral part of the above statements.

CONSOLIDATED BALANCE SHEETS
Thousands of Dollars (Unaudited)

ASSETS	Sept. 30, 1999	Dec. 31, 1998
Utility Plant, at Original Cost, in Service:
Electric	$550,434	$520,753
Gas	188,130	184,868
Gross plant in service	738,564	705,621
Less accumulated provision for depreciation	(469,916)	(446,984)
Net plant in service	268,648	258,637
Construction work in progress	22,903	21,490
Nuclear decommissioning fund	87,126	79,089
Nuclear fuel, net	6,683	8,086
Total Utility Plant	385,360	367,302
Other property and investments	6,367	6,700
Current Assets:
Cash and cash equivalents	5,552	7,250
Accounts receivable, less reserves of $1,323 and $1,281, respectively	24,101	26,812
Unbilled revenue	8,428	13,113
Materials and supplies, at average cost	6,557	5,936
Fossil fuel, at average cost	3,256	3,509
Stored natural gas, at average cost	10,688	9,709
Prepaid taxes	4,947	6,573
Other prepayments	1,102	1,030
Total Current Assets	64,631	73,932
Deferred charges	22,782	18,331
Total Assets	$479,140	$466,265
CAPITALIZATION AND LIABILITIES
Capitalization (see statement)	$343,872	$342,036
Current Liabilities:
Long-term debt sinking fund requirements	200	200
Accounts payable	17,694	15,364
Accrued taxes	2,505	549
Accrued interest	3,669	2,734
Accrued nonregulated items	1,080	2,771
Other	9,725	4,696
Total Current Liabilities	34,873	26,314
Other Credits:
Deferred income taxes	43,784	44,343
Regulatory liability - SFAS 109	23,179	23,745
Investment tax credit - deferred	9,384	9,938
Other regulatory liabilities	24,048	19,889
Total Other Credits	100,395	97,915
Commitments	-	-
Total Liabilities	135,268	124,229
Total Capitalization and Liabilities	$479,140	$466,265
The accompanying notes are an integral part of the balance sheets.

CONSOLIDATED STATEMENTS OF CAPITALIZATION
Thousands of Dollars (Unaudited)

	Sept. 30, 1999	Dec. 31, 1998
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 16,079,718 shares	$16,080	$16,080
Amount received in excess of par value	112,558	112,558
Retained income	55,444	53,637
Total Common Shareholders' Equity	184,082	182,275
First Mortgage Bonds:
6-1/2%, 2006 series:
Pollution Control Revenue Bonds	6,475	6,475
8.50%, 2022 series	40,000	40,000
6.75%, 2027A series:
Industrial Development Revenue Bonds	28,000	28,000
6.70%, 2027B series:
Industrial Development Revenue Bonds	19,300	19,300
7.70%, 2028 series	21,200	21,200
First Mortgage Bonds Outstanding	114,975	114,975
Unamortized discount and premium on bonds, net	(985)	(1,014)
Long-term debt sinking fund requirements	(200)	(200)
Total First Mortgage Bonds	113,790	113,761
Other Long-Term Debt:
6.01%, due 2000	11,000	11,000
6.91%, due 2004	5,000	5,000
6.02%, due 2008	30,000	30,000
Total Long-Term Debt	159,790	159,761
Total Capitalization	$343,872	$342,036
The accompanying notes are an integral part of the above statements.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                                                   September 30, 1999

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
k. Regulatory assets and liabilities

2. Nuclear Decommissioning

Nuclear decommissioning costs for the Kewaunee Nuclear Power Plant (Kewaunee) are currently being accrued for full cost recovery by the end of 2002. These costs are currently recovered from customers in rates and are deposited in external trusts. MGE is presently funding decommissioning costs at $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of September 30, 1999, these trusts totaled $87 million (pretax fair market value) and are offset by an equal amount under accumulated provision for depreciation.

Decommissioning costs are recovered through depreciation expense, exclusive of earnings on the trusts. Net earnings on the trusts are included in other income. MGE assumed a 5.6% long-term, after-tax earnings on these trusts.

MGE's share of Kewaunee decommissioning costs is estimated to be $86.8 million (in current after-tax dollars) based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. Based on the agreement between Wisconsin Public Service Corp. and MGE regarding the sale of Kewaunee, MGE's decommissioning liability has been limited to the current fund balances plus all decommissioning contributions through 2002. Decommissioning costs are assumed to inflate at an average rate of 6.0%. Physical decommissioning is expected to occur from 2014 to 2021, with additional costs being incurred from 2022 to 2039 for storing spent fuel at the site.

3. Per-share Amounts

Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three and nine months ended September 30, 1999 and 1998, there were 16,079,718 shares outstanding.

Dividends declared and paid per share of common stock for the periods ended September 30, 1999 and 1998 were, respectively, for the three months $0.328 and $0.326; for the nine months $0.980 and $0.972.

4. Rate Matters

On July 16, 1999, MGE filed an application with the Public Service Commission of Wisconsin (PSCW) for a temporary increase in electric rates. The rate increase was filed to cover, in part, higher purchased power costs caused by a longer-than-expected outage at the Columbia Energy Center (Columbia) which MGE jointly owns with Wisconsin Power and Light Company (Alliant Energy) and Wisconsin Public Service Corp. (WPS Resources). The PSCW approved a 3.6% average retail rate increase in late August. This surcharge will end when the new order issued in the reopening of Docket 3270-UR-109, MGE's current rate order, becomes effective. This is expected to occur January 2000.

MGE also filed on July 16, 1999, a request to reopen Docket 3270-UR-109. The request is seeking a 5.7% electric rate increase effective next year to cover higher costs including unexpected repair costs at Kewaunee and higher purchased power costs. MGE was scheduled to sell its ownership interest in Kewaunee in May of 2000 when the remaining owners planned to replace the plant's steam generators. Due to manufacturing delays, the generator replacement and simultaneous ownership change is now scheduled for the fall of 2001. Kewaunee must have a maintenance outage and temporary steam generator repairs early next year in order to continue operating until the steam generator replacement begins. Hearings for this request were held on October 25, 1999. PSCW staff is recommending an increase of 5.53%. An order will likely be issued by the end of the year.

5. Supplemental Cash Flow Information

For purposes of the Consolidated Statements of Cash Flows, MGE considers cash equivalents to be those investments that are highly liquid with maturity dates of less than three months.

Cash payments for interest, net of amounts capitalized, and net cash receipts from income tax refunds were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands of dollars)	1999	1998	1999	1998
Interest paid, net of amounts capitalized	$2,100	$1,214	$7,963	$6,454
Income taxes paid, net	$4,501	4,204	$10,105	$10,412

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

7. Gas Marketing Subsidiaries

In December 1996, MGE wrote down its investment in both Great Lakes Energy Corp. and American Energy Management, Inc. (AEM), to reflect current value. As of September 30, 1999, a $1.1 million liability remains to account for the remaining contingencies related to this write-down.

MGE reversed outstanding contingencies related to the expiration of lighting warranties and outstanding accounts payable for AEM. These amounts (after tax) totaled $0.3 million for the third quarter. In the second quarter of 1999, MGE also recognized certain one-time benefits in the amount of $0.6 million (after tax) on some outstanding legal and tax issues related to the gas marketing subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During the third quarter of this year, MGE's plant additions totaled $13.2 million, an increase of $4.5 million over last year. For the first nine months of 1999, MGE had capital expenditures of $38 million. It is anticipated that total capital expenditures will be $62.5 million in 1999. Major projects include:

-A wind farm;
-Improvements at MGE's Blount Generating Station;
-MGE-owned backup generators, located at customers' sites, to help meet emergency energy needs.

Cash Provided by Operating Activities

Cash provided by operating activities increased $1.0 million, or 8.6%, for the third quarter of 1999 compared to the third quarter of 1998. This is primarily due to a $1.2 million increase in other regulatory liabilities found in "Other noncurrent items."

Cash provided by operating activities decreased $3.5 million, or 5.4%, for the first nine months of 1999 compared to the first nine months in 1998. This is primarily due to a decrease in net working capital for the nine months ended September 30, 1999, compared to the same time period last year.

Cash Used for Investing Activities

Cash used for investing activities increased by $5.1 million for the third quarter of 1999 and $16.6 million for the first nine months of 1999. This is due to increased plant additions (as described above), particularly MGE's wind project.

Cash Used for Financing and Capital Resource Activities

Cash used for financing activities increased $18.3 million compared to the third quarter of 1998. In the third quarter of 1998, $30.0 million of Medium Term Notes were issued compared to this year's third quarter where no debt was issued.

For the first nine months of the year, cash used for financing activities decreased $3.4 million compared to last year. MGE used $33.5 million of cash to decrease short-term debt during the first nine months of 1998.

Bank lines of credit available to MGE as of September 30, 1999, were $26.5 million.

MGE's capitalization ratios were as follows:

	Sept. 30, 1999	Dec. 31, 1998
Common shareholders' equity	53.5%	53.3%
Long-term debt*	46.5%	46.7%
*Includes current maturities and current sinking fund

MGE's First Mortgage Bonds are currently rated Aa2 by Moody's Investors Service, Inc., and AA by Standard & Poor's Corporation. MGE's Medium-Term Notes are currently rated Aa3 by Moody's and AA- by Standard & Poor's. MGE's dealer-issued commercial paper carries the highest ratings assigned by Moody's and Standard & Poor's.

Year 2000 Readiness Disclosure

As of September 30, 1999, MGE's operating and business systems and equipment are Year 2000 (Y2K) ready. Independent consultants have reviewed MGE's guidelines, project methodology, and project organization to become Y2K ready. In May, MGE received the highest readiness rating given after its Y2K readiness program was audited by a team of industry experts sponsored by the North American Electric Reliability Council (NERC) and the Department of Energy.

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

MGE estimates its total Y2K costs to be $4.3 million. MGE has spent $4.0 million to date on Y2K. These costs are being expensed as incurred and funded through operating cash flow.

MGE's Y2K project team, created in 1997, developed a work plan that includes the following phases:

Percentage Complete as of 9/30/99	Information Systems	Embedded Systems
Project organization and awareness	100%	100%
Assessment	100%	100%
Remediation	100%	100%
Verification and testing	100%	100%
Auditing	100%	100%
Contingency planning and preparedness	99%	99%

MGE has identified its major suppliers and assessed their Y2K readiness through surveys and interviews. Our two most critical vendors are operators of our jointly owned power plants. Kewaunee is following the Y2K readiness guidelines and methods that have been established by the Nuclear Energy Institute. An evaluation of Kewaunee's Y2K readiness plans, processes, and progress was made by an independent consultant. The Kewaunee operator reported to the Nuclear Regulatory Commission that the plant is Y2K ready. Columbia is also Y2K ready according to the company operating the plant.

Y2K operational contingency preparedness is nearing completion. Through the Mid-America Interconnected Network, MGE is participating in NERC's industry-wide Y2K preparedness and contingency planning efforts and has developed contingency plans that follow guidelines issued by NERC. These plans and associated drills are coordinated with other electric and gas utilities in the region as well as local emergency management agencies.

MGE participated in NERC's nationwide drills on April 9 ,1999, and September 8 and 9, 1999. During the drills, MGE successfully exercised backup communications for monitoring the gas and electric systems. MGE field crews manually checked pressure and flow readings at natural gas facilities and monitored power system conditions at electric substations. Two-way radios were used to communicate between the field locations and MGE's Systems Operation Center (SOC) control room. Staff at MGE's SOC recorded the field reports on paper and then entered the data on an off-line backup computer. During the September 8 and 9 drill, MGE also exercised contingency plans and responses to simulated problem scenarios. The drills did not affect gas and electric service to MGE customers.

MGE participates in quarterly assessments of the gas utility industry coordinated by the American Gas Association to communicate Y2K readiness of the industry.

MGE subsidiaries are being assessed for Y2K issues, but those systems are not critical and therefore will not have a material effect on normal operations.

RESULTS OF OPERATIONS

Electric Sales and Revenues

Electric retail sales increased approximately 2% (see table) for the three-month and nine-month periods ending September 30, 1999, over the comparable periods last year.

Electric Sales (megawatt-hours)	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	1999	1998	% Change	1999	1998	% Change
Residential	228,034	225,111	1.3%	589,170	576,949	2.1%
Large commercial	296,119	284,679	4.0	817,975	785,294	4.2
Small commercial	208,675	205,451	1.6	579,513	571,571	1.4
Other	87,159	88,369	(1.4)	225,093	238,036	(5.4)
Total Retail	819,987	803,610	2.0	2,211,751	2,171,850	1.8
Sales for Resale	85,268	14,908	472.0	194,534	63,710	205.3
Total Sales	905,255	818,518	10.6	2,406,285	2,235,560	7.6

Electric operating revenues increased $5.0 million, or 9.9%, for the third quarter of 1999 versus the same period last year. Third quarter electric operating revenues were up due to an increase in electric sales, in particular sales for resale, and a 5.1% electric rate increase effective in January 1999. Sales for resale increased approximately $1.8 million for this year's third quarter compared to last year's third quarter. Beginning in March of this year, MGE entered into an agreement to sell 30 MW of firm capacity to Wisconsin Public Power Inc. (see Footnote 6).

Electric operating revenues increased $9.7 million, or 7.4%, for the nine months of 1999 compared to last year. Revenues were up due primarily to an electric rate increase, higher sales for resale, and also higher retail sales.

Gas Sales and Revenues

For the three months ended September 30, 1999, gas revenues increased $1.7 million, or 23.4% while retail deliveries increased 3.2% compared to the same period last year (see table). Higher unit gas costs in the third quarter, also contributed to the increase in gas revenues, as these costs were passed on to customers through the Purchased Gas Adjustment Clause.

For the nine months ended September 30, 1999, retail gas deliveries increased 5.5% (see table) due to colder temperatures primarily in the first quarter, adding $4.0 million in revenue, a 7.1% increase over 1998.

Gas Deliveries (thousands of therms)	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	1999	1998	% Change	1999	1998	% Change
Residential	5,728	5,378	6.5%	55,807	51,321	8.7%
Commercial	6,998	6,957	0.6	46,385	45,575	1.8
Total Retail	12,726	12,335	3.2	102,192	96,896	5.5
Transport	8,537	10,327	(17.3)	33,205	29,094	14.1
Total Gas Deliveries	21,263	22,662	(6.2)	135,397	125,990	7.5

Electric Fuel and Natural Gas Costs

Fuel costs for electric generation and purchased power increased $5.7 million, or 43.4%, for the third quarter compared to the same period in 1998 due to higher purchased power costs incurred from the effects of the extremely hot weather conditions in July and unexpected outages at Columbia and the Blount Generating Station. MGE set a record for peak demand on July 23 at 634 MW. As a result, MGE's electric margin (revenues less fuel and purchased power costs) decreased $0.7 million, or 2.0%, versus the third quarter of 1998.

Fuel costs for electric generation and purchased power increased $10.0 million, or 30.2%, for the first nine months of 1999 compared to the same period last year. The Columbia plant was down at various times during the first nine months of 1999 requiring MGE to generate more power at its Blount Generating Station at a higher fuel cost and incurring higher purchased power costs during peak demands. This contributed to the adverse effect on margin. Also, MGE entered into a purchased power contract with Commonwealth Edison to purchase 60 MW of capacity (see Footnote 6).

Natural gas costs for the third quarter of 1999 increased $1.2 million, or 48.9%, compared to the same period a year ago. This increase was primarily due to a higher unit cost of approximately $0.09 per therm. Natural gas costs were up $1.2 million, or 3.9% for the first nine months compared to the same period last year due to a 5.5% increase in total retail gas deliveries. MGE's gas margin for the nine-month period (revenues less purchased gas costs), increased $2.8 million, or 11.1%, primarily due to the rise in retail deliveries and a less than 1% rate increase which became effective in January 1999.

Other Operating Expenses

Income taxes for the three months ended September 30, 1999, decreased $0.7 million, or 6.0%, due to a decrease in pretax operating income for the same time period.

Operations and maintenance expense, including depreciation and general taxes, increased $0.5 million, or 1.6%, for the third quarter of 1999, and $2.3 million, or 2.5%, for the nine months ended September 30, 1999, compared to the same periods a year ago. The major contributors to these higher costs are increased depreciation due to new capital projects going into service during the first nine months of this year compared to last year and the outages experienced at Columbia.

Other Income

Other income increased $0.9 million for the third quarter of 1999 and $1.6 million for the nine months ended September 30, 1999, compared to the same periods a year ago. MGE recognized some one-time benefits of $0.9 million (after tax) during the first nine months of 1999 from several issues related to its gas marketing subsidiaries (see Footnote 7). Also, income from the decommissioning fund increased $0.6 million for the first nine months of 1999 compared to the same period last year.

Interest Expense

Long-term interest expense increased $0.4 million, or 14.7%, for the third quarter 1999, and $1.3 million, or 17.3%, for the first nine months of 1999. In September 1998, MGE issued $30 million in Medium Term Notes at 6.02%, maturing in 2008, to cover increased capital spending and reduce short-term debt.

AFUDC

Total AFUDC increased $0.2 million for the first nine months of 1999 compared to the same 1998 period. This is due to the increased capital spending that has occurred this year.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 5 - OTHER INFORMATION

Executive Changes

On November 2, 1999, David C. Mebane announced he will retire as Chief Executive Officer and President on January 31, 2000. Mr. Mebane will continue serving as Chairman of the Board. His successor will be Gary J. Wolter, Senior Vice President - Administration and Secretary. Mr. Wolter will become President and Chief Executive Officer and a member of the Board of Directors effective February 1, 2000.

Other Senior Executive changes that become effective February 1, 2000, include:

Mark C. Williamson, Executive Vice President and Chief Strategic Officer
Ronald L. Semmann, Executive Vice President
Lynn K. Hobbie, Senior Vice President

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

These forward-looking statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. MGE cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE's actual results to differ materially from those projected, expressed or implied. Some of those risks and uncertainties include the following:

-Economic and market conditions in MGE's service territory;
-Magnitude and timing of capital expenditures;
-Regulatory environment (including restructuring the electric utility industry in Wisconsin);
-Availability and cost of power supplies; and
-MGE's ability to become Year 2000 ready at a reasonable cost.

ITEM 6(a) - EXHIBITS

Exhibit 4

Indenture of Mortgage and Deed of Trust between MGE and Firstar Trust Company, as Trustee (and supplements) reference was provided in MGE's 1998 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12

Ratio of Earnings to Fixed Charges

Exhibit 27

Appendix E to Item 601(c) of Regulation S-K: Public Utility Companies Financial Data Schedule UT.

Exhibit	Page
Exhibit 4	NA
Exhibit 12	19
Exhibit 27	20

ITEM 6(b) REPORTS ON FORM 8-K

No reports on 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY (Registrant)
Date: November 12, 1999	/s/ David C. Mebane
David C. Mebane Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 12, 1999	/s/ Terry A. Hanson
Terry A. Hanson Vice President - Finance (Chief Financial and Accounting Officer)