Form 10-K405
period 1999-12-31
MADISON GAS & ELECTRIC CO
filed 2000-03-29
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 1999
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934For the transition period from: ________________ to ________________

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
Securities registered pursuant to Section 12(b) of the Act: Securities registered pursuant to Section 12(g) of the Act: Common, Par Value $1 Per Share(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: $292,472,913 based on a closing bid price of $18.063 on March 1, 2000 (the record date for the Annual Meeting of Shareholders).

The number of shares outstanding of each of the issuer's classes of common stock, as of the close of the periods covered by this report, was 16,161,305 for 1999 and 16,079,718 for 1998 and 1997 of Common Stock, Par Value $1 Per Share.

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

- 1999 Annual Report to Shareholders (Parts I, II, and IV)
- Definitive Proxy Statement filed on March 31, 2000 (Parts I and III)

Table of Contents

Part I
1. Business
2. Properties
3. Legal Proceedings
4. Results of Votes of Security Holders

Part II
5. Market for the Registrant's Common Stock and Related Stockholder Matters
6. Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
8. Financial Statements and Supplementary Data
9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

Part III
10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions

Part IV
14. Exhibits, Financial Statement Schedules, Reports on Form 8-K, and Signatures

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

In December 1998, MGE's two gas marketing subsidiaries, Great Lakes Energy Corp. (GLENCO) and American Energy Management, Inc. (AEM), sold their remaining assets in National Energy Management, L.L.C. (NEM) for $1.8 million. NEM was formed in January 1997 as a joint venture between GLENCO, AEM and a Houston-based gas marketing company. (See Item 7, page II-6, and Item 8, page F-18, for further discussion.)

The Public Service Commission of Wisconsin (PSCW) has authority to regulate MGE's rates, accounts, issuance of securities, plant and transmission line siting, and other aspects of its business. The Federal Energy Regulatory Commission (FERC) has jurisdiction, under the Federal Power Act, over certain accounting practices and certain other aspects of MGE's business. The Nuclear Regulatory Commission (NRC) has jurisdiction over operation of the Kewaunee Nuclear Power Plant (Kewaunee). MGE has a 17.8% ownership interest in Kewaunee. The other owners are Wisconsin Public Service Corporation (WPSC), which operates Kewaunee, and Alliant Energy Corp.

MGE is also subject to state and federal regulations concerning air quality, water quality and solid waste (see I-5 through I-7). MGE may be subject to other environmental regulations set by various federal, state and local authorities including the Wisconsin Department of Natural Resources (DNR), which regulates pollution and environmental control matters at MGE's electric generating plants. The DNR has jurisdiction over air and water quality as well as solid and hazardous waste standards. MGE has met the requirements of current environmental regulations. It is not known if additional expenditures will be required for pollution control equipment and/or modifying existing plants to comply with future unknown environmental regulations.

The ongoing issue of global warming could result in significant compliance cost for reducing carbon dioxide emissions. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required. MGE is unable to predict if complying with future pollution control regulations could involve: (1) curtailing operations, (2) reducing capacity or efficiency at existing plants or (3) delaying the construction and operation of future generating facilities.

The National Environmental Policy Act and Wisconsin Environmental Policy Act require MGE to conduct a complete environmental review and issue a detailed environmental impact statement before obtaining necessary authorizations or permits from regulatory agencies. This applies to any new projects or other major actions that could significantly affect the environment.

Electric Operations

At Dec. 31, 1999, MGE supplied electric service to approximately 125,000 customers, of whom 112,000 were located in the cities of Fitchburg, Madison, Middleton and Monona, and 13,000 in adjacent areas. Of the total number of customers, approximately 108,000 were residential and 17,000 were commercial and industrial. Electric revenues for 1999 comprised of residential (35%), commercial (47%), industrial (7%), sales to public authorities including the University of Wisconsin (7%) and sales to other utilities (4%). Electric operations accounted for 68% of MGE's total 1999 revenues.

See Item 2, page I-9, Properties, for a description of MGE's electric utility plant.

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

On Oct. 29, 1999, Reliability 2000 legislation took effect (Part of 1999 Wisconsin Act 9). The new law addresses a wide range of electric utility topics, including:

- Creating a statewide for-profit transmission company (TRANSCO) that will own transmission assets formerly owned by investor-owned utilities but will transfer operational control of transmission facilities to the Midwest Independent System Operator.

- Continuing and expanding public benefits programs related to: (a) low-income energy assistance and (b) energy conservation, renewable energy and other related topics.

- Providing a public utility holding company with partial relief from "asset-cap" restraints (which limit the amount of nonutility assets it can own) if the utility transfers its electric transmission facilities to a separate TRANSCO.

- Limiting real estate activities of holding companies.
- Addressing future requirements that may be placed on electric utilities to control NOx air emissions. - Creating protections for employees of utilities and cooperatives.

TRANSCO will be owned and governed in accordance with 1999 Wisconsin Act 9 by utilities that contribute facilities or capital. Governance of the company also will include outside directors not associated with the energy business. Company stock eventually may be offered for public ownership.

TRANSCO's sole business will be to provide reliable, economic transmission service to all customers in a fair and equitable manner. Specifically, TRANSCO will plan, construct, operate, maintain and expand transmission facilities it will own to provide for adequate and reliable transmission of power. It will provide comparable service to all customers and will support effective competition in energy markets without favoring any market participant. Formation of the company will require federal and state regulatory approvals. TRANSCO will be regulated by the FERC for all rate terms and conditions of service. The company will be a transmission-owning member of the Midwest Independent System Operator. The TRANSCO is expected to incorporate by the end of March under the name American Transmission Co., LLC.

Most Wisconsin public utility holding companies are joining the TRANSCO. Management will analyze its options and determine if it is beneficial for MGE to join the TRANSCO. Since MGE is not a holding company, it will not receive "assets-cap" relief under this legislation. The TRANSCO's effective date of operation is Nov. 1, 2000.

Fuel supply and generation

MGE estimates its net kilowatt-hour requirements for 2000 will be provided from the following sources: 65% from fossil-fueled steam plants, 23% from a nuclear-fueled steam plant, 10% from power purchases and 2% from a combination of wind turbines and natural gas- and oil-fired combustion turbines.

MGE has a 22% ownership interest in the Columbia Energy Center (Columbia). The other owners are Alliant Energy Corp., which operates Columbia, and WPSC. The first (Columbia I) and second (Columbia II) units at Columbia were placed in commercial operation in 1975 and 1978, respectively. The Columbia co-owners' coal inventory supply for Columbia I and Columbia II increased from 61 days on Dec. 31, 1998, to 68 days on Dec. 31, 1999. In the future, the co-owners' goal is to maintain approximately a 40-day inventory. Columbia, with two 527-megawatt units, obtains 100% of its low-sulfur coal from the Powder River Basin coal fields located in Wyoming and Montana.

About 200 megawatts of MGE's electric generating capacity is provided by the Blount Generating Station (Blount) (see Item 2, page I-9, Properties). MGE is able to burn a variety of coals, natural gas and other fuels.

The Kewaunee plant is a pressurized water reactor plant with a nameplate capacity of 562 megawatts. It began commercial operation in 1974. The Kewaunee operating license expires in 2013.

On April 7, 1998, WPSC received state regulatory approval to replace the two steam generators at Kewaunee. The project will cost approximately $113 million (MGE's share would be $20.1 million).

On Sept. 29, 1998, MGE finalized an agreement to sell its share of Kewaunee to WPSC. MGE will receive a cash payment from WPSC for Kewaunee upon closing. The payment would be comprised of Kewaunee's book value (currently $12.4 million) plus the book value of other assets related to Kewaunee. MGE believes it can secure electric capacity and energy more cost-effectively from other sources and eliminate the risk of future stranded costs. If approved by state regulators, this agreement will close when steam generators are replaced at Kewaunee. The work, which will take approximately 60 days, is scheduled for the fall of 2001.

MGE will have an option to buy electric capacity and energy (up to 93 MW) from WPSC for two years after the sale closes. MGE's decommissioning liability will be limited to the current fund balance until the sale closes, plus all decommissioning collections through 2002. WPSC assumes MGE's decommissioning liability the day the sale closes.

Kewaunee completed 1999 with 100% availability. The plant returned to service on Nov. 27, 1998, after a planned maintenance and refueling outage. An inspection of the plant's two steam generators showed that 1997 tube repairs held up well and few additional repairs were needed. A major overhaul was also performed on the main turbine generator. The next shutdown for refueling and maintenance is scheduled for spring 2000.

MGE contracted with WPSC to build and operate an 83 MW natural gas-fired combustion turbine near Marinette, Wisconsin. MGE will purchase the combustion turbine for approximately $32 million when the unit is completed, which is anticipated in the second quarter of 2000.

The federal government has the responsibility to dispose of or permanently store spent nuclear fuel. Spent nuclear fuel is currently being stored at Kewaunee. With minor plant modifications planned for 2001, Kewaunee should have sufficient fuel storage capacity until the end of its licensed life in 2013. Legislation is being considered on the federal level to provide for the establishment of an interim storage facility.

On Jan. 31, 1998, the U.S. Department of Energy (DOE) failed to comply with its obligation to begin removing spent nuclear fuel from plant sites as required by the Nuclear Waste Policy Act of 1982. The Kewaunee co-owners joined other utilities in a motion to enforce the July 1996 mandate of the U.S. Court of Appeals for the District of Columbia. The court had ruled that the DOE had an unconditional obligation to begin accepting, transporting, and disposing of spent nuclear fuel by Jan. 31, 1998.

On May 5, 1998, the U.S. Court of Appeals for the District of Columbia issued a decision denying the motion to enforce the court's 1996 mandate. The denial centered on the question of whether the DOE could properly use the Nuclear Waste Fund as a source to pay damages. The court also ruled that the question is not ready for review. The court indicated that compelling the DOE to submit a detailed program for disposing of spent fuel from utilities and declaring that the utilities are relieved of their obligation to pay fees to the Nuclear Waste Fund falls outside the scope of the court's authority. The scope of the court's mandate was limited to defining the nature of the DOE's statutory obligations and did not extend to requiring the DOE to perform under its contracts with the utilities. The Kewaunee co-owners current recourse is to request reimbursement from the DOE for expansion of disposal facilities. Litigation on this issue continues in the industry and the Kewaunee co-owners continue to monitor its progress.

On June 26, 1997, the Midwest Compact Commission halted development of a six-state regional disposal facility for low-level radioactive waste storage in Ohio. The Commission, established to implement the Federal Low Level Radioactive Waste Policy Act of 1980, cited dwindling regional waste volumes, continued access to existing disposal facilities and potentially high development costs as the primary reasons for the decision. The Commission continues to monitor the availability of disposal facilities for the low-level radioactive waste created by all Midwest generators. A site at Barnwell, S.C., has been available for the storage of low-level radioactive waste from Kewaunee in the past. The availability of this site for future waste storage is uncertain. As a result of technology advances, waste compaction and the reduction of waste generated, Kewaunee has on-site low-level radioactive waste storage capacity sufficient to store the amount of low-level waste expected over the next 10-year period.

The PSCW has directed the owners of Kewaunee to develop depreciation and decommissioning cost levels based on full recovery by the end of 2002, versus full recovery when the plant's license expires in 2013. This was prompted by uncertainty about the expected useful life of the plant without steam generator replacement. On Dec. 31, 1999, the net carrying amount of MGE's investment in Kewaunee was approximately $12.4 million. MGE's share of Kewaunee decommissioning costs is an estimated $88 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. The decommissioning trust assets at Dec. 31, 1999, totaled $97.1 million--its pretax fair market value. In accordance with the Agreement between WPSC and MGE regarding the sale of Kewaunee, MGE's decommissioning liability has been limited to the current fund balances plus all decommissioning contributions through 2002. The study assumed decommissioning costs will increase an average of 6.0% per year. Physical decommissioning is expected to occur from 2014 through 2021. It is expected that additional expenditures will be incurred from 2022 through 2039 for storing spent nuclear fuel at the plant site.

Nuclear decommissioning costs are currently recovered from customers in rates and are deposited in external trusts. For 1999, the decommissioning costs recovered in rates were $8.1 million. (See Item 7, pages II-6, and Item 8, page F-10, for further discussion of Kewaunee.)

The Kewaunee co-owners purchase uranium concentrates, conversion services, enrichment services and fabrication services for nuclear fuel assemblies at Kewaunee. Approximately one-third of the 121 fuel assemblies are removed from the reactor every 18 months and replaced with new assemblies. Removed assemblies are placed in storage at the plant site pending permanent disposal by the DOE.

Uranium concentrates, conversion services and enrichment services are purchased either on the spot market, through a bidding process or using existing contracts.

The uranium inventory policy of the Kewaunee co-owners requires that sufficient inventory be maintained for two reactor refuelings. As of Dec. 31, 1999, approximately 983,000 pounds of yellowcake (a processed form of uranium ore), or its equivalent, were held in inventory for the plant. Inventory includes uranium under contract.

Conversion services are complete for nuclear fuel reloads in 2000, 2001 and 2003.

A fixed quantity of enrichment services have been contracted through the year 2004. The Kewaunee co-owners have the option of purchasing future enrichment services under an existing contract or from the spot market.

The Kewaunee co-owners have contracts in place for fuel fabrication services for the next decade. These contracts contain force majeure and termination for convenience provisions.

If, for any reason, Kewaunee was forced to suspend operations permanently, the maximum exposure related to fuel contracts would not be expected to exceed $274,000 (for all of Kewaunee). No financial penalties associated with the present uranium supply, conversion service and enrichment agreements exist.

The fuel fabrication contract contains force majeure and termination for convenience provisions. Uranium inventories could be sold on the spot market.

A surcharge imposed by the Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of DOE facilities that process nuclear fuel. As a result, the Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to Oct. 23, 1992. On an inflation-adjusted basis, MGE's portion of the obligation related to Kewaunee is approximately $250,000 per year through 2007. MGE has agreed to continue to pay its portion of this annual assessment after the transfer of its ownership interest in the plant to WPSC.

The Kewaunee co-owners and a number of other nuclear power companies sued the DOE in the U.S. Court of Federal Claims seeking a refund of the previously paid decontamination and decommissioning surcharge payments. This claim continues in the Court of Federal Claims pending the settlement of other litigation. On Aug. 13, 1998, 22 utilities filed a complaint in the U.S. District Court for the Southern District of New York seeking a declaratory judgment that certain sections of the Energy Policy Act are unconstitutional. As of December 1999, the DOE and the utilities continue legal proceedings in both the Court of Federal Claims and the U.S. District Courts. No rulings have been issued.

Air quality

MGE is meeting the Phase II requirements of the 1990 Federal Clean Air Act amendments which sets limits for allowable emissions of sulfur dioxides (SO2) and nitrogen oxides (NOx).

In addition to these requirements, the EPA enacted a rule requiring 22 states, including Wisconsin, to reduce NOx emissions from large utility and non-utility boilers (the "NOx SIP Call"). MGE successfully challenged EPA's decision to include Wisconsin in the NOx SIP Call. As a result, MGE's Wisconsin operations are not currently subject to the NOx SIP Call's emission control requirements.

Aside from the NOx SIP Call, the Wisconsin Department of Natural Resources (WDNR) is evaluating whether additional NOx emission controls are needed within the State to demonstrate compliance with the current national ozone standard. These strategies, if adopted, could impose additional emission control requirements on MGE's operations. If such controls are determined to be necessary, compliance could be required as early as May 2003.

In the event EPA or DNR imposes additional NOx controls, MGE is evaluating alternative compliance strategies including fuel switching, emissions trading, purchased power agreements, new emission control devices or installation of new fuel-burning and clean-coal technologies. Implementing any of these new measures would likely increase capital, operating and maintenance expenditures.

Wisconsin's acid rain law imposes limitations of SO2 emissions. Blount and MGE's share of Columbia are required to meet a combined SO2 emission rate of 1.20 pounds of SO2 per million Btu. MGE does not anticipate any capital expenditure in order to comply with this standard.

The 1990 Federal Clean Air Act amendments required the EPA to perform certain studies concerning hazardous air emissions from electric utilities. The EPA recently completed a study for mercury and has collected coal and mercury emissions data from utilities. In addition, the WDNR is evaluating potential control strategies for reducing mercury emissions in Wisconsin. These efforts may lead to new power plant regulations for controlling mercury and other hazardous air emissions that could increase capital, operating and maintenance expenditures. Management is unable to determine the effect on MGE's financial condition or results of operations.

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

The categorical-effluent discharge standards require each discharger to use effluent treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established pursuant to the federal Water Pollution Control Act. The DNR has published categorical regulations for chemical discharges from steam electric generating plants. MGE is in compliance with these standards.

Solid waste

MGE is listed as a potentially responsible party for clean up at two sites that the EPA has placed on the national priorities Superfund list: (1) the Refuse Hideaway Landfill in Middleton, Wisconsin, where MGE disposed of fly-ash sludge from 1980 to 1984 and (2) the Lenz Oil site in Lemont, Ill., which was used for storing and processing waste oil for several years. These sites require clean up under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). A group of companies is currently negotiating with the EPA on the cleanup of these two sites.

MGE's management believes the Company's share of the final cleanup costs will not result in any materially adverse effects on the operations, cash flows or financial position of MGE. Insurance may cover a significant amount of the cleanup costs. Management believes the cleanup costs not covered by insurance will be recovered in current and future rates.

From 1855 through the 1950s, MGE and its predecessors operated a manufactured gas plant at the present site of Blount. The plant used coal and oil to produce a low-Btu gas for residential cooking and heating. Wastes from the gas manufacturing process included light oils and tars. Residual tars and oils from operating the plant may have impacted the site near the gas holders. MGE has been monitoring the groundwater and soils for several years in cooperation with the DNR. In the opinion of management and legal counsel, the resolution of this matter will not result in any materially adverse effect on the operations or financial position of MGE.

MGE, a potentially responsible party, is also negotiating with the City of Madison for cleanup costs at the Demetral Landfill. MGE used this site for coal ash disposal from 1954-1959.

Management believes its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows or financial position. Insurance may cover a significant amount of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up these sites could range from $400,000 to $850,000.

Gas Operations

On Dec. 31, 1999, MGE supplied natural gas service to approximately 111,000 customers in the cities of Elroy, Madison, Middleton, Monona, Fitchburg, Lodi, Verona and Viroqua; 22 villages; and all or parts of 41 townships. Gas revenues for 1999 comprised of residential (57%), commercial (32%), industrial (4%) and other (7%). Transportation service accounted for slightly more than 3% of the total 1999 gas revenues. Gas operations accounted for 32% of MGE's total revenues.

MGE can curtail gas deliveries to its interruptible customers. Approximately 5% of gas sold in 1999 was to interruptible customers.

Gas supply

MGE has physical interconnections with both ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). MGE's primary service territory, which includes Madison and the surrounding area, receives deliveries at four ANR and one NNG gate station. MGE also receives deliveries at NNG gate stations located in Viroqua and Elroy and in Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical supply mix, which includes gas from Canada and the U.S. Mid-Continent and Gulf/Offshore regions.

By contract, a total of 4,953,354 dekatherms can be injected into ANR's storage fields from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season November 1 through March 31. ANR's storage fields are located in Michigan. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lowest, and withdraw these supplies during the winter season, when gas prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

During the winter months, when customer demand is highest, MGE is primarily concerned with meeting its obligation to firm customers. MGE meets customer demand by using long-term firm supply contracts, supplies in storage (injected during the summer) and other firm supplies purchased for the winter period. Contracts for these gas supplies are finalized before the heating season to assure reliable deliveries and stable prices.

The prior heating season (November 1998 through March 1999) was much warmer than normal (14% fewer heating degree days). Demand for natural gas was below forecasted amounts during the summer (April 1999 through October 1999) as gas was injected into storage to replenish inventories. The current heating season (November 1999 through March 2000) has been 15% warmer than normal (based on actual heating degree days through February) and has caused storage levels to be higher than normal.

MGE's contracts for firm transportation service include maximum daily quantities of:

- 45,072 dekatherms (excluding storage) on ANR;
- 48,719 dekatherms on NNG;- 2,457 dekatherms into Viroqua's NNG gate station; and
- 1,432 dekatherms into Crawford County's NNG gate station.

General

MGE's business is seasonal to the same extent as other upper Midwest electric and natural gas utilities.

MGE had 692 permanent employees at Dec. 31, 1999.

Information regarding MGE executive officers is included under Item 10, page III-1, Directors and Executive Officers of the Registrant.

Item 2. Properties

The following table presents the generating capability in service at Dec. 31, 1999:

Plants	Commercial Operation Date	Fuel	Net Capability (Megawatt)	No. of Units
Steam plants:
Columbia	1975 & 1978	Low-sulfur coal	232 (1,2,4)	2
Kewaunee	1974	Nuclear	93 (1,3,5)	1
Blount (Madison)	1957 & 1961	Coal/gas	99	2
	1938 & 1942	Gas	39	2
	1949	Coal/gas	22	1
	1964-1968	Gas/oil	35	4
Combustion turbines	1964-1973	Gas/oil	91	5
Portable generators	1998-1999	Diesel	14	15
Wind turbines	1999	Wind	_11	17
Total			636

1 Base load generation
2 MGE's 22% share of two 527-MW units located near Portage, Wis.
3 MGE's 17.8% share of 525-MW unit located near Kewaunee, Wis.
4 See Item 3, page I-10 - Legal Proceedings.
5 See Item 1, page I-3, and Item 7, page II-6, for more information.

Major electric transmission and distribution lines and substations in service at Dec. 31, 1999, are as follows:

	Miles
Lines	Overhead Lines	Underground Lines
Transmission
345 kV	124	-
138 kV	96	3
69 kV	63	20
Distribution
13.8 kV and under	1,012	779
	Substations	Installed Capacity (kVA)
Transmission	22	1,446,000
Distribution	33	329,000

Gas facilities include 1,955 miles of distribution mains.

Item 3. Legal Proceedings

In May 1999, MGE demanded arbitration against Alliant Energy Corp., the parent company of Wisconsin Power and Light Co. (WPL). The arbitration is based on a claim regarding WPL's merger into Alliant Energy Corp. and the manner in which the Columbia Energy Center is run that has triggered MGE's right to acquire WPL's interest in the plant. MGE currently owns 22% of Columbia.

MGE claims that since WPL merged with two Iowa utilities in 1998 forming Alliant Energy Corp., it has changed the way it operates and maintains the plant--violating operating agreements. MGE wants Alliant/WPL to relinquish its ownership in Columbia to MGE and Wisconsin Public Service Corp. Arbitrators have been named and a hearing on MGE's claim will be scheduled in the near future.

Item 4. Results of Votes of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

MGE common stock is traded on The Nasdaq National Stock Market (Nasdaq) under the symbol MDSN. On Jan. 31, 2000, there were approximately 18,405 stockholders of record. MGE's transfer agent and registrar is Harris Trust and Savings Bank, Chicago, Illinois.

The tables below show the following: (1) high and low sales prices for the common stock on Nasdaq and (2) dividends paid per common share for each quarter over the past two years.

	Common stock price range 1999		Dividends per share
	High	Low	1999
First quarter	23-1/4	16-3/8	$0.326
Second quarter	23-3/8	18-5/8	$0.326
Third quarter	22-7/8	19-3/4	$0.328
Fourth quarter	21-7/8	18-1/2	$0.328
	Common stock price range 1998		Dividends per share
	High	Low	1998
First quarter	$23-1/2	$21-3/4	$0.323
Second quarter	$22-7/8	$20-7/8	$0.323
Third quarter	$23-1/2	$22-1/4	$0.326
Fourth quarter	$23-11/16	$22-1/4	$0.326

Item 6. Selected Financial Data

For the years ended December 31, (In thousands, except per-share amounts)	1999	1998	1997	1996	1995
Summary of Operations
Operating Revenues:
Electric	$185,955	$169,563	$163,123	$152,747	$153,554
Gas	88,079	80,189	101,525	100,544	95,036
Total	274,034	249,752	264,648	253,291	248,590
Operating expenses	219,910	199,954	212,921	200,486	191,725
Other general taxes	9,306	9,263	8,797	8,736	8,709
Income tax items	12,268	10,723	11,940	12,553	14,285
Net operating income	32,550	29,812	30,990	31,516	33,871
Other (loss)/income (including AFUDC)	3,390	3,339	2,272	(14,177)	1,635
Income before interest expense	35,940	33,151	33,262	17,339	35,506
Interest expense	12,194	10,921	10,739	10,912	11,536
Net income	23,746	22,230	22,523	6,427	23,970
Preferred dividends	-	-	-	-	64
Earnings on common stock	$23,746	$22,230	$22,523	$ 6,427	$ 23,906
Average shares outstanding	16,084	16,080	16,080	16,080	16,080
Earnings per share	$1.48	$1.38	$1.40	$0.40	$1.49
Dividends paid per share	$1.308	$1.298	$1.287	$1.273	$1.260
At December 31,
Assets
Electric	$342,130	$311,563	$313,855	$315,022	$327,053
Gas	114,881	111,762	118,339	116,723	119,968
Assets not allocated	38,499	42,940	39,596	52,424	46,855
Total	$495,510	$466,265	$471,790	$484,169	$493,876
Capitalization
Common shareholders' equity	$185,686	$182,275	$180,923	$179,089	$193,137
Long-term debt	159,799	159,761	129,923	128,886	129,048
Short-term debt	15,750	-	33,500	29,750	20,500
Total Capitalization	$361,235	$342,036	$344,346	$337,725	$342,685

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of Madison Gas and Electric Company's (MGE) consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes. This report, and certain other MGE public documents, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions, especially as they relate to future revenues, expenses, financial resources and regulatory matters. These forward-looking statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. MGE cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE's actual results to differ materially from those projected, expressed or implied. Some of those risks and uncertainties include the:

- Economic and market conditions in MGE's service territory;
- Magnitude and timing of capital expenditures;
- Regulatory environment (including restructuring the electric utility industry in Wisconsin); and
- Availability and cost of power supplies.

RESULTS OF OPERATIONS

Earnings Overview

In 1999, MGE produced earnings of $23.7 million, or $1.48 per share. Revenues and net operating income were up nearly 10% in 1999 due to: (1) a 5.1% electric rate increase effective in January and (2) an increase in gas margin due to higher deliveries in 1999.

In 1998, MGE produced consolidated earnings of $22.2 million, or $1.38 per share, despite one of the warmest heating seasons on record. MGE minimized the impact of weather on earnings by: (1) controlling costs, (2) selling its remaining assets in National Energy Management, L.L.C. (NEM) and (3) implementing risk management strategies to limit the loss of gas revenue due to abnormally warm weather.

In 1997, MGE earned $22.5 million, or $1.40 per share. An extended outage at the Kewaunee Nuclear Power Plant (Kewaunee) caused MGE to incur higher costs for replacement power. Tight regional power supplies also prompted MGE to take extra steps to prevent power outages. These actions resulted in higher operating costs, which were offset by: (1) greater electric sales, (2) a 3.1% increase in electric rates effective in August and (3) an interim rate surcharge effective March through June.

Electric Sales and Revenues

In 1999, electric retail sales increased 2.1% and sales for resale increased 306.9%. The sharp rise in sales for resale occurred after MGE agreed to sell 30 megawatts (MW) of firm capacity to Wisconsin Public Power Inc. starting in March 1999 (see Item 8, page F-18, Commitments).

Electric revenues increased $16.4 million, or 9.7%, primarily due to:

- Growth in retail sales;
- A 5.1% electric rate increase effective in January 1999;
- A 3.6% interim electric rate increase that was in effect during the fourth quarter (see Item 8, page F-17, Rate Matters); and
- Higher sales for resale.

Electric Sales
(Megawatt-hours)	1999	1998	% Change
Residential	770,153	750,831	2.6
Commercial	1,524,641	1,481,315	2.9
Industrial	315,238	306,022	3.0
Other	301,147	312,684	(3.7)
Total Retail	2,911,179	2,850,852	2.1
Resale - Utilities	312,861	76,889	306.9
Total Sales	3,224,040	2,927,741	10.1

In 1998, warm summer weather contributed to a 2.5% increase in electric retail sales and a $6.4 million, or 3.9%, rise in electric revenues. Revenues were up due to growth in sales and a customer surcharge for deferred expenses related to 1997 repairs at Kewaunee.

Gas Sales and Revenues

In 1999, total retail gas therms delivered by MGE rose 4.9%. Total heating degree days (as measured by the number of degrees that the mean daily temperature is below 65 degrees Fahrenheit) were up 10.4% compared to 1998.

Gas revenues were up $7.9 million, or 9.8%, in 1999 due to: (1) increased deliveries and (2) higher gas costs that were passed on to customers through the Purchased Gas Adjustment Clause. The table below shows total gas deliveries by customer class.

Therms Delivered
(In thousands)	1999	1998	% Change
Residential	81,219	75,283	7.9
Commercial and Industrial	69,246	68,109	1.7
Total Retail System	150,465	143,392	4.9
Transport	46,013	40,926	12.4
Total Gas Deliveries	196,478	184,318	6.6

In 1998, total gas therms delivered by MGE dropped 14.8% and gas revenues were down $21.3 million, or 21%. These declines were caused by one of the warmest winters in more than 50 years. Heating degree days were down 19.3% in 1998 compared to 1997.

Electric Fuel and Natural Gas Costs

In 1999, electric fuel and purchased power costs rose $12.7 million, or 30.2%. Extended outages at the Columbia Energy Center (Columbia) required MGE to generate more power at its Blount Generating Station (Blount), which has higher fuel costs. MGE also needed to pay more for purchased power when Columbia was out of service and during times of peak demand. MGE customers set a new record for peak demand (634 MW) on July 23. Electric margins (revenues less fuel and purchased power) were up $3.7 million, or 2.9%, due to the electric rate increases previously described, higher retail sales and sales for resale.

During 1998, Kewaunee availability reduced MGE's need for purchased power--contributing to a $2.9 million, or 6.4%, drop in electric fuel and purchased power costs. Electric margins were up $9.3 million, or 7.9%, partially because of an interim rate surcharge.

In 1999, natural gas costs increased $3.9 million, or 8.7%, because retail sales were up 4.9%. Gas margins (revenues less natural gas purchased) increased $4 million, or 11.4%, in 1999. Contributing factors included: (1) a rise in retail deliveries and (2) a 0.7% rate increase effective in January 1999.

In 1998, natural gas costs decreased $19.6 million, or 30.1%. Extremely warm winter weather in 1998 caused a 14.8% drop in gas deliveries. Gas margins fell $1.7 million, or 4.7%, because MGE sold less gas.

Other Operating Expenses

In 1999, electric operating expense increased $2.3 million, or 4.9%. The increase is primarily related to payroll and benefits of $1.3 million and transmission wheeling expenses of $1 million. Gas operating expenses rose approximately $0.9 million, or 5.5%, due to higher administrative and general expenses. Electric maintenance expense was down $1.8 million, or 13.6%, primarily because of lower maintenance costs at Kewaunee. Depreciation expense increased $2 million, or 5.9%. Electric depreciation expense comprised $1.7 million of the increase, resulting from increased plant additions and decommissioning depreciation expense. Income taxes charged to operations increased approximately $1.5 million, or 14.4%, in 1999. This increase relates solely to higher operating income. Interest on long-term debt increased $1.3 million, or 12.4%, in 1999. In September 1998, MGE issued $30 million in unsecured debt, which was outstanding throughout 1999.

In 1998, electric operating expense increased $1.6 million, or 3.6%, while electric maintenance expense rose $2.3 million, or 20.4%. Factors contributing to these increases included:

- Amortization of deferred 1997 expenses for repairing the steam generator at Kewaunee (offset by the interim rate surcharge MGE collected in 1998).

- Amortization of deferred costs associated with industry restructuring and regional power shortages.

In 1998, depreciation and amortization expenses increased $4.9 million, or 17.2%. Approximately $3.4 million of this increase was due to accelerating both the depreciation and collection of decommissioning funds for Kewaunee. In 1998, operating income taxes were down $1.2 million, or 10.2%, from the prior period, primarily due to a decrease in operating income.

Other Nonoperating Items

In 1999, MGE earned $3.1 million on its decommissioning trust. These earnings are included in other income and depreciation expense. MGE also resolved certain contingencies in the amount of $1 million (net of tax) related to its gas marketing subsidiaries. In 1996, MGE wrote down its investment in both gas marketing subsidiaries Great Lakes Energy Corp. (GLENCO) and American Energy Management, Inc. (AEM), to reflect its current value. These outstanding contingencies included:

- The expiration of lighting warranties and outstanding accounts payable for AEM.
- One-time benefits on some outstanding legal and tax issues for GLENCO and AEM.

In 1998, MGE sold its remaining assets in NEM for $1.8 million (see Item 8, page F-18, Gas Marketing Subsidiaries). NEM was formed in January 1997 as a joint venture between MGE's gas marketing subsidiaries and National Gas and Electric L.P. Earnings on the decommissioning trusts totaled $1.8 million in 1998. This amount is included in other income and depreciation expense.

Electric and Gas Operations Outlook

MGE anticipates electric and gas sales will grow at a compounded rate of 1% to 2% through December 2004. MGE expects to maintain a competitive advantage in a deregulated industry because of its:

- Vibrant service territory, which is well-insulated against economic downturns.
- Competitive distribution costs, low percentage of industrial customers and lower risk of stranded investments.
- Size and agility, which allow employees to respond quickly and offer more flexibility as customers' needs change.

MGE will sell its ownership interest (17.8%) in Kewaunee in the fall of 2001. This will help eliminate the risk of future stranded investment. The capacity lost from Kewaunee will be replaced with purchased power contracts.

The Public Service Commission of Wisconsin (PSCW) currently regulates MGE for both its electric and gas operations. Current trends are moving toward electric deregulation. MGE believes it can continue to offer competitive rates and service to meet the needs of its customers in a deregulated market.

Kewaunee Nuclear Power Plant

Kewaunee is jointly owned by MGE, Wisconsin Public Service Corp. (WPSC) and Alliant Energy. Kewaunee has been operated since 1974 by WPSC. The plant's license will expire in 2013.

On April 7, 1998, WPSC received state regulatory approval to replace the two steam generators at Kewaunee. The project will cost approximately $113 million (MGE's share would be $20.1 million).

On Sept. 29, 1998, MGE finalized an agreement to sell its share of Kewaunee to WPSC. MGE will receive a cash payment from WPSC for Kewaunee upon closing. The payment would be comprised of Kewaunee's book value (currently $12.4 million) plus the book value of other assets related to Kewaunee. MGE believes it can secure electric capacity and energy more cost-effectively from other sources and eliminate the risk of future stranded costs. If approved by state regulators, this agreement will close when steam generators are replaced at Kewaunee. The work, which will take approximately 60 days, is scheduled for the fall of 2001.

MGE will have an option to buy electric capacity and energy (up to 93 MW) from WPSC for two years after the sale closes. MGE's decommissioning liability will be limited to the current fund balance until the sale closes, plus all decommissioning collections through 2002. WPSC assumes MGE's decommissioning liability on the date the sale closes.

Kewaunee completed 1999 with 100% availability. The plant returned to service on Nov. 27, 1998, after a planned maintenance and refueling outage. An inspection of the plant's two steam generators showed that 1997 tube repairs held up well and few additional repairs were needed. A major overhaul was also performed on the main turbine generator. The next shutdown for refueling and maintenance is scheduled for spring 2000.

MGE contracted with WPSC to build and operate an 83 MW natural gas-fired combustion turbine near Marinette, Wisconsin. MGE will purchase the combustion turbine for approximately $32 million when the unit is completed, which is anticipated in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities

In 1999, cash provided by operating activities decreased $10.2 million, or 14.5%, primarily due to a decrease in net working capital.

In 1998, cash provided by operating activities increased to $70 million, up from $41 million, as MGE decreased its deferred assets (particularly regulatory assets). In 1997, MGE's gas marketing subsidiaries had also entered into a joint venture with another gas company, which reduced the current payables for GLENCO and AEM.

Capital Requirements and Investing Activities

MGE's liquidity is primarily affected by its construction requirements. 1999 capital expenditures totaled $51 million, which included $12.6 million for a wind energy project, $10 million for distributed generation and $3 million for improvements at the Blount plant.

It is anticipated that 2000 capital expenditures will be $76.4 million. Major projects include:

- An 83 MW gas-fired combustion turbine.
- MGE-owned backup generators that are located at customers' sites (distributed generation).
- A gas pipeline expansion project.
- Improvements at the Blount plant.
- Nitrogen oxide (NOx) emissions equipment at the jointly owned Columbia plant.

These projects either comply with new legislation or help maintain the reliability of MGE's distribution system. Capital expenditures for the years 2001 through 2004 will average an estimated $34 million per year. The table below shows capital expenditures and nuclear fuel estimates for 2000, actuals for 1999 and the three-year average for 1996 to 1998. MGE also has $11 million in debt maturing in November 2000.

In 1999, MGE's cash used for investing activities increased $21 million, or 51.5%, due to the plant additions previously described. MGE used internally generated funds and short-term borrowing to satisfy most of its capital requirements. For larger capital investments, MGE will issue additional long-term debt or common stock.

In 1998, MGE increased its cash used for investing activities by $12.7 million, or 45.1%, due to $9 million in plant additions and accelerating the collection of decommissioning funds ($3 million) for the Kewaunee plant.

Capital Expenditures (including Nuclear Fuel)
For the years ended December 31:	2000 Estimated		1999		Annual Average 1996 to 1998
(In thousands)
Electric		%		%		%
Production	$46,859	61.3	$26,462	51.9	$5,805	21.7
Transmission	1,975	2.6	3,828	7.5	1,303	4.9
Distribution and General	12,987	17.0	11,641	22.9	9,234	34.3
Nuclear Fuel	2,161	2.8	1,086	2.1	2,617	9.8
Total Electric	63,982	83.7	43,017	84.4	18,959	70.7
Gas	8,491	11.1	5,866	11.5	5,778	21.6
Common	3,927	5.2	2,105	4.1	2,060	7.7
Total	$76,400	100.0	$50,988	100.0	$26,797	100.0

Financing Activities and Capitalization Matters

In 1999, cash used for financing activities was down $20.8 million, or 84.6%. MGE added short-term debt totaling $15.8 million. In December 1999, MGE started issuing new shares of common stock for its Dividend Reinvestment and Direct Stock Purchase Plan (Investors Plus Plan) to improve cash flow and capitalization ratios.

In 1998, cash used for financing activities increased $8.6 million, or 54.3%. In September 1998, MGE issued $30 million in unsecured Medium-Term Notes to reduce short-term debt and help finance capital spending.

MGE's First Mortgage Bonds are currently rated Aa2 by Moody's Investors Service, Inc. (Moody's), and AA by Standard & Poor's Corp (S&P). MGE's Medium-Term Notes are rated Aa3 by Moody's and AA- by S&P. MGE's dealer-issued commercial paper carries the highest ratings assigned by Moody's and S&P.

Business and Regulatory Environment

On Oct. 29, 1999, Reliability 2000 legislation took effect (Part of 1999 Wisconsin Act 9). The new law addresses a wide range of electric utility topics, including:

- Providing a public utility holding company with partial relief from "asset-cap" restraints (which limit the amount of nonutility assets it could own), if the utility transfers its electric transmission facilities to a separate transmission company (TRANSCO).

- Creating a statewide TRANSCO that will transfer operational control of transmission facilities to the Midwest Independent System Operator.

- Continuing and expanding public benefits programs related to: (a) low-income energy assistance and (b) energy conservation, renewable energy and other related topics.

- Limiting real estate activities of holding companies.

- Addressing future requirements that may be placed on electric utilities to control NOx air emissions.

- Creating protections for employees of utilities and cooperatives.

Most Wisconsin public utility holding companies are joining the TRANSCO. Management will analyze its options and determine if it is beneficial for MGE to join the TRANSCO. The TRANSCO's effective date of operation is Nov. 1, 2000.

The PSCW will decide when it is appropriate for retail competition to proceed in the electric industry. MGE cannot predict what impact future PSCW actions may have on its future financial condition, cash flows and results of operations. However, MGE believes it is well-positioned to compete in a deregulated market.

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

On Nov. 1, 1999, MGE started operating under the new gas cost incentive mechanism (GCIM). Under the GCIM, gas commodity costs are compared to a monthly price benchmark set by state regulators. If actual costs are above or below the benchmark, MGE gas sales service customers and shareholders will participate equally in the increased costs or savings. Any savings or costs that exceed $1.5 million will be passed on to gas sales service customers.

The PSCW allows MGE to resell gas pipeline capacity reserved to meet peak-day demands, but not needed every day to serve actual customers. Revenues from capacity release that exceed the target level approved by the PSCW will be shared equally between firm gas sales service customers and shareholders.

MGE has contracted with WPSC to build and operate an 83 MW natural gas-fired combustion turbine near Marinette, Wisconsin. MGE received rate recovery for this asset and related operations and maintenance expenses. The revenue collected in 1999 associated with this asset ($1.7 million) has been deferred until the unit is purchased in 2000.

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." This new accounting standard will take effect after June 15, 2000, for all fiscal quarters of all fiscal years. Due to MGE's limited use of derivative instruments and hedging activities, SFAS No. 133 is not expected to have a significant effect on MGE's results of operations or its financial position.

Inflation

The current financial statements report operating results in terms of historical cost, but they do not evaluate the impact of inflation. Since utilities can depreciate only the historical cost of utility plant, there may not be adequate cash flows from existing plant to replace this investment. Under PSCW rate treatment, projected operating costs--including the impacts of inflation--are recovered in revenues.

Environmental Issues

On Jan. 1, 2000, Phase II of the 1990 Federal Clean Air Act amendments took effect, setting new emission limits for sulfur dioxides and NOx. MGE's generating units were modified well in advance to meet year 2000 NOx requirements. Early modifications at Blount allow MGE to postpone meeting more stringent NOx requirements at this plant until 2007.

The Wisconsin Department of Natural Resources (DNR) is reviewing the current Phase II federal NOx emission limits. MGE is considering the following options to comply with NOx requirements: fuel switching, emissions trading, purchased power agreements, new emission-control devices or installing new fuel-burning and clean-coal technologies. MGE has evaluated compliance strategies and their costs. Implementing new measures will likely increase capital, operating and maintenance expenditures.

MGE is listed as a potentially responsible party for two sites that the EPA has placed on the national priorities Superfund list: (1) the Refuse Hideaway Landfill in Middleton, Wisconsin, where MGE disposed of fly ash sludge from 1980 to 1984; and (2) the Lenz Oil site in Lemont, Ill., which was used for storing and processing waste oil for several years. These sites require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). A group of companies is currently negotiating with the EPA on the cleanup of these two sites.

MGE, a potentially responsible party, is also negotiating with the City of Madison for cleanup costs at the Demetral Landfill. MGE used this site for coal ash disposal from 1954-1959.

Management believes its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows or financial position. Insurance may cover a significant amount of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up these sites could range from $400,000 to $850,000.

Year 2000

MGE provided reliable gas and electric service to customers as the Year 2000 (Y2K) arrived in Wisconsin.

The Y2K issue was the result of computer programs that were written using two digits rather than four to define the applicable year. A failure due to the Y2K issue could have caused disruptions in normal business operations.

MGE staff dedicated more than 52,000 work hours over four years to prepare for the Year 2000 transition. MGE's Y2K work plan included awareness, assessment, remediation, verification, auditing, and contingency planning and preparedness. The work plan was completed well before Dec. 31, 1999.

More than 500 MGE staff worked New Year's Eve and New Year's weekend to check the operation of the Company's generating plants, substations, natural gas facilities and business systems. MGE experienced no material failure of its systems, equipment or suppliers due to Y2K problems during or immediately after the transition. MGE believes it would be an extremely remote possibility that any latent Y2K failures could significantly affect operations.

MGE's Y2K expenses totaled $4.3 million. The costs were expensed, as incurred, and funded through operating cash flow.

Item 8. Financial Statements and Supplementary Data

Index of Consolidated Financial Statements, Footnotes, and Supplementary Data

Responsibility for Financial Statements
Report of Independent Accountants
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Balance Sheets
Consolidated Statements of Capitalization
Consolidated Statements of Common Equity
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Responsibility for Financial Statements

The management of Madison Gas and Electric Company (MGE) is responsible for preparing and presenting the financial information in this Annual Report. The following financial statements have been prepared in accordance with accounting standards generally accepted in the United States. They reflect management's best estimates and informed judgments, as required.

To fulfill these responsibilities, management has developed and maintains a comprehensive system of internal operating, accounting and financial controls. These controls provide reasonable assurance that MGE's assets are safeguarded, transactions are properly recorded and the resulting financial statements are reliable. An internal audit function assists management in monitoring the effectiveness of these controls.

The Report of Independent Accountants on the financial statements by PricewaterhouseCoopers LLP appears on page F-2. The responsibility of the independent accountants is limited to the audit of the financial statements presented and the expression of an opinion as to their fairness.

The Board of Directors oversees MGE's financial situation through its monthly review of operations and financial condition and its selection of the independent accountants. The Audit Committee is comprised of all Board members who are not MGE employees or officers. The Audit Committee meets periodically with the independent accountants and MGE's internal audit staff--without management representatives present--to review accounting, auditing and financial matters. Pertinent items discussed at the meetings are reviewed with the full Board of Directors.

/s/ Gary J. Wolter
President and Chief Executive Officer
/s/ Terry A. Hanson
Vice President - Finance

Report of Independent Accountants

To the Board of Directors and Shareholders of Madison Gas and Electric Company:

In our opinion, the accompanying consolidated balance sheets and statements of capitalization and the related consolidated statements of income, common equity, and cash flows present fairly, in all material respects, the financial position of Madison Gas and Electric Company (the Company) and subsidiaries at Dec. 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended Dec. 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 7, 2000

Consolidated Statements of Income

For the years ended December 31 (In thousands, except per-share amounts)
	1999	1998	1997
Operating Revenues
Electric	$185,955	$169,563	$163,123
Gas	88,079	80,189	101,525
Total Operating Revenues	274,034	249,752	264,648

Operating Expenses
Fuel for electric generation	32,388	32,289	30,764
Purchased power	22,198	9,624	14,008
Natural gas purchased	49,395	45,458	65,079
Other operations	67,471	64,231	62,018
Maintenance	13,304	15,167	12,735
Depreciation and amortization	35,154	33,185	28,317
Other general taxes	9,306	9,263	8,797
Income tax provision	12,268	10,723	11,940
Total Operating Expenses	241,484	219,940	233,658

Net Operating Income	32,550	29,812	30,990

AFUDC - equity funds	302	122	28
Other income, net	2,933	3,151	2,229
Income Before Interest Expense	35,785	33,085	33,247

Interest Expense
Interest on long-term debt	11,500	10,234	9,641
Other interest	694	687	1,098
AFUDC - borrowed funds	(155)	(66)	(15)
Net Interest Expense	12,039	10,855	10,724

Net Income	$ 23,746	$ 22,230	$ 22,523

Earnings Per Share of Common Stock (basic and diluted)	$1.48	$1.38	$1.40

Average Shares Outstanding	16,084	16,080	16,080

The accompanying notes are an integral part of the above statements.

Consolidated Statements of Cash Flows

For the years ended December 31 (In thousands)
	1999	1998	1997
Operating Activities
Net income	$23,746	$22,230	$22,523
Items not affecting cash:
Depreciation and amortization	35,154	33,185	28,317
Deferred income taxes	(708)	(1,229)	(1,400)
Amortization of nuclear fuel	2,638	2,321	1,517
Amortization of investment tax credits	(739)	(747)	(753)
AFUDC - equity funds	(302)	(122)	(28)
Other noncash items	(1,430)	(2,066)	(3,086)
Changes in working capital, excluding cash equivalents, sinking funds, maturities, and interim loans:
(Increase)/decrease in current assets	(2,512)	3,577	6,162
Increase/(decrease) in current liabilities	3,354	1,283	(18,088)
Other noncurrent items, net	1,104	12,055	5,675
Cash Provided by Operating Activities	60,305	70,487	40,839

Investing Activities
Additions to utility plant and nuclear fuel	(50,988)	(30,829)	(21,635)
AFUDC - borrowed funds	(155)	(66)	(15)
Increase in nuclear decommissioning fund	(10,692)	(9,910)	(6,467)
Cash Used for Investing Activities	(61,835)	(40,805)	(28,117)

Financing Activities
Issuance of Common Stock	1,678	-	-
Cash dividends on common stock	(21,038)	(20,878)	(20,689)
Increase in long-term debt	-	30,000	5,000
Maturity/redemption of First Mortgage Bonds	-	-	(3,800)
Other decreases in First Mortgage Bonds	(162)	(162)	(163)
Increase/(decrease) in short-term debt	15,750	(33,500)	3,750
Cash Used for Financing Activities	(3,772)	(24,540)	(15,902)

Change in Cash and Cash Equivalents	(5,302)	5,142	(3,180)
Cash and cash equivalents at beginning of period	7,250	2,108	5,288
Cash and cash equivalents at end of period	$ 1,948	$ 7,250	$ 2,108

The accompanying notes are an integral part of the above statements.

Consolidated Balance Sheets

At December 31(In thousands)
ASSETS	1999	1998
Utility Plant (at original cost, in service)
Electric	$554,392	$520,753
Gas	190,137	184,868
Gross Plant in Service	744,529	705,621
Less accumulated provision for depreciation	(484,428)	(446,984)
Net Plant in Service	260,101	258,637
Construction work in progress	31,134	21,490
Nuclear decommissioning fund	97,056	79,089
Nuclear fuel, net	6,534	8,086
Total Utility Plant	394,825	367,302
Other Property and Investments	3,591	6,700
Current Assets
Cash and cash equivalents	1,948	7,250
Accounts receivable, less reserves of $1,391 and $1,281, respectively	27,913	26,812
Unbilled revenue	13,167	13,113
Materials and supplies, at lower of average cost or market	6,149	5,936
Fossil fuel, at lower of average cost or market	4,061	3,509
Stored natural gas, at lower of average cost or market	10,039	9,709
Prepaid taxes	6,802	6,573
Other prepayments	1,063	1,030
Total Current Assets	71,142	73,932
Deferred Charges	25,952	18,331
Total Assets	$495,510	$466,265

CAPITALIZATION AND LIABILITIES
Capitalization (see statement)	$334,285	$342,036
Current Liabilities
Long-term debt due within one year	11,200	200
Short-term debt - commercial paper	15,750	-
Accounts payable	19,553	15,364
Accrued taxes	891	549
Accrued interest	2,770	2,734
Accrued nonregulated items	825	2,771
Accrued payroll-related items	4,064	3,189
Deferred gas costs	3,247	-
Other	2,023	1,507
Total Current Liabilities	60,323	26,314
Other Credits
Deferred income taxes	42,981	44,343
Investment tax credit - deferred	9,199	9,938
Regulatory liability - SFAS 109	22,875	23,745
Other regulatory liabilities	5,078	2,995
Other deferred liabilities	20,769	16,894
Total Other Credits	100,902	97,915
Total Liabilities	161,225	124,229
Total Capitalization and Liabilities	$495,510	$466,265

The accompanying notes are an integral part of the above statements.

Consolidated Statements of Capitalization

At December 31 (In thousands)

Common Equity	1999	1998
Common stock - par value $1 per share:
Authorized 50,000,000 shares
Outstanding 16,161,305 and 16,079,718 shares, respectively	$ 16,161	$ 16,080
Additional paid-in capital	114,155	112,558
Retained earnings	56,345	53,637
Accumulated other comprehensive income/(loss)	(975)	-
Total Common Equity	185,686	182,275

First Mortgage Bonds
6-1/2%, 2006 Series:
Pollution Control Revenue Bonds	6,275	6,475
8.50%, 2022 Series	40,000	40,000
6.75%, 2027A Series:
Industrial Development Revenue Bonds	28,000	28,000
6.70%, 2027B Series:
Industrial Development Revenue Bonds	19,300	19,300
7.70%, 2028 Series	21,200	21,200
First Mortgage Bonds Outstanding	114,775	114,975
Unamortized discount and premium on bonds, net	(976)	(1,014)
Long-term debt sinking fund requirements	(200)	(200)
Total First Mortgage Bonds	113,599	113,761

Other Long-Term Debt
6.01%, due 2000	-	11,000
6.91%, due 2004	5,000	5,000
6.02%, due 2008	30,000	30,000
Total Long-Term Debt	148,599	159,761

Total Capitalization	$334,285	$342,036

The accompanying notes are an integral part of the above statements.

Consolidated Statements of Common Equity

(In thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Equity
1997
Beginning balance - Dec. 31, 1996	$16,080	$112,558	$50,451	$ -	$179,089
Net income	-	-	22,523	-	22,523
Common stock dividends ($1.29 per share)	-	-	(20,689)	-	(20,689)
Ending balance - Dec. 31, 1997	16,080	112,558	52,285	-	180,923

1998
Net income	-	-	22,230	-	22,230
Common stock dividends ($1.30 per share)	-	-	(20,878)	-	(20,878)
Ending balance - Dec. 31, 1998	16,080	112,558	53,637	-	182,275

1999
Net income	-	-	23,746	-	23,746
Other comprehensive income/(loss):
Minimum pension liability adjustment (net of $654 tax)	-	-	-	(975)	(975)
Common stock dividends ($1.31 per share)	-	-	(21,038)	-	(21,038)
Common stock issued	81	1,597	-	-	1,678
Ending balance - Dec. 31, 1999	$16,161	$114,155	$56,345	$(975)	$185,686

The accompanying notes are an integral part of the above statements.

Notes to Consolidated Financial Statements

December 31, 1999, 1998 and 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. General

Madison Gas and Electric Company (MGE) is an investor-owned public utility headquartered in Madison, Wisconsin. MGE generates, transmits and distributes electricity to more than 125,000 customers in a 250-square-mile area of Dane County. MGE also transports and distributes natural gas to nearly 112,000 customers in 1,325 square miles of service territory in seven counties.

The consolidated financial statements reflect the application of certain accounting policies described in this note. Certain 1998 balances have been reclassified to conform to the 1999 presentation. The financial statements include the accounts of MGE and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Revenues are recorded based on services rendered or energy delivered to customers. MGE accrues an estimate on a monthly basis for unbilled revenue on the same basis. Gas revenues are subject to an adjustment clause related to periodic changes in the cost of gas. In November 1999, MGE started operating under the new gas cost incentive mechanism (GCIM). Under the GCIM, if actual gas commodity costs are above or below the benchmark set by state regulators, MGE gas sales service customers and shareholders will participate equally in the increased cost or savings.

In order to prepare consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions that affect the following: (1) reported amounts of assets and liabilities at the dates of the financial statements, (2) reported amounts of revenues and expenses during the reported periods and (3) disclosure of contingencies. Actual results could differ from management's estimates.

b. Utility Plant

Utility plant is stated at the original cost of construction, which includes: indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, administrative and general costs, and an allowance for funds used during construction (AFUDC).

AFUDC represents the approximate cost of debt and equity capital devoted to plant under construction. MGE presently capitalizes AFUDC at a rate of 10.52% on 50% of construction work in progress. The AFUDC rate approximates MGE's cost of capital. The portion of the allowance applicable to borrowed funds is presented in the Consolidated Statements of Income as a reduction of interest expense. The portion of the allowance applicable to equity funds is presented as other income. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

c. Nuclear Fuel

The cost of nuclear fuel used for electric generation is amortized to fuel expense and recovered in rates based on the units of production method for generating electricity at the Kewaunee Nuclear Power Plant (Kewaunee).

These costs include a provision for estimated future disposal costs of spent nuclear fuel. MGE currently pays disposal fees to the Department of Energy based on net nuclear generation. MGE has recovered, through rates, its known fuel disposal liability for past nuclear generation.

The 1992 National Energy Policy Act requires all utilities that have used federal enrichment facilities to pay a special assessment for decontaminating and decommissioning these facilities. This special assessment is based on past enrichment. MGE has accrued and deferred an estimated $1.8 million for its portion of the special assessment. MGE believes any additional costs will be recovered in future rates.

d. Joint Plant Ownership

MGE and two other utilities jointly own two electric generating facilities, which account for 54% of MGE's net generating capability--325 megawatts (MW). Power from these facilities is shared in proportion to each company's ownership interest. MGE owns:

- 22% (232 MW) of the coal-fired Columbia Energy Center (Columbia), which is operated by Alliant Energy Corp.

- 17.8% (93 MW) of Kewaunee, which is operated by Wisconsin Public Service Corp. (WPSC).

On Sept. 29, 1998, MGE finalized an agreement to sell its share of Kewaunee to WPSC. MGE will receive a cash payment from WPSC for Kewaunee upon closing. The payment would be comprised of Kewaunee's book value (currently $12.4 million) plus the book value of other assets related to Kewaunee. MGE's decommissioning liability will be limited to the current fund balance until the sale closes, plus all decommissioning collections through 2002. MGE believes it can secure electric capacity and energy more cost-effectively from other sources and eliminate the risk of future stranded costs. If approved by state regulators, this agreement will close when steam generators are replaced at Kewaunee. The work, which will take approximately 60 days, is scheduled for the fall of 2001.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in these facilities, included in its gross utility plant in service, and the related accumulated depreciation reserves at Dec. 31 were as follows:

	Columbia		Kewaunee
(In thousands)	1999	1998	1999	1998
Utility plant	$86,875	$86,175	$58,835	$58,364
Accumulated depreciation	(53,417)	(51,108)	(46,462)	(42,520)
Net plant	$33,458	$35,067	$12,373	$15,844

e. Depreciation

Provisions at composite straight-line depreciation rates--excluding decommissioning costs--approximate the following percentages for the cost of depreciable property:

- Electric: 3.6% in 1999 and 1998, and 3.4% in 1997.
- Gas: 3.4% in 1999, 1998 and 1997.

Depreciation rates are approved by the Public Service Commission of Wisconsin (PSCW) and are generally based on the estimated economic lives of property.

Nuclear decommissioning costs are being accrued to an end-of-service life of 2002 for Kewaunee. These costs are currently recovered from customers in rates and are deposited in external trusts. For 1999, the decommissioning costs recovered in rates were $8.1 million.

Decommissioning costs are recovered through depreciation expense. Net earnings on the trusts are included in other income. It is expected that the decommissioning contributions to the trusts--along with earnings on the trusts--will provide sufficient funds for decommissioning the plant. It is assumed the long-term, after-tax earnings on the assets held by the trusts is 5.6%.

As required by Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," MGE's debt and equity security investments in the trusts are classified as available for sale. Gains and losses on the trusts were determined on the basis of specific identification; net unrealized holding gains on the trusts were recorded as part of accumulated provision for depreciation.

As of Dec. 31, 1999, the decommissioning trusts totaled $97.1 million--its pre-tax fair market value. Realized earnings on the trusts were $3.1 million, $1.8 million and $1.6 million for the years ended Dec. 31, 1999, 1998 and 1997, respectively. Unrealized earnings of the trusts totaled $33.3 million, $26 million and $16 million at Dec. 31, 1999, 1998 and 1997, respectively.

MGE's share of Kewaunee decommissioning costs is an estimated $88 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning. This study assumed decommissioning costs would inflate at an average rate of 6% per year. MGE's decommissioning liability is limited to the current fund balances plus all decommissioning contributions through 2002, under the agreement that allows MGE to sell its share of Kewaunee to WPSC. Physical decommissioning is expected to occur from 2014 through 2021. Additional expenses will likely be incurred from 2022 through 2039 to store spent nuclear fuel at the plant site.

f. Income Taxes

Total income taxes in the Consolidated Statements of Income are as follows:

(In thousands)	1999	1998	1997
Income taxes charged to operations	$12,268	$10,723	$11,940
Income taxes charged to other income	1,608	2,384	1,571
Total income taxes	$13,876	$13,107	$13,511

Total income taxes consist of the following provision (benefit) components for the years ended Dec. 31:

(In thousands)	1999	1998	1997
Currently payable
Federal	$11,772	$11,832	$12,229
State	3,551	3,251	3,435
Net-deferred
Federal	(476)	(1,092)	(1,308)
State	(232)	(137)	(92)
Amortized investment tax credits	(739)	(747)	(753)
Total income taxes	$13,876	$13,107	$13,511

Deferred income taxes are provided to reflect the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Investment tax credits from regulated operations are amortized over related property service lives.

The differences between the federal statutory income tax rate and MGE's effective rate are as follows:

	1999	1998	1997
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(2.0)	(2.1)	(2.1)
State income taxes, net of federal benefit	5.7	5.7	5.9
Valuation allowance	(0.3)	(0.4)	(0.2)
Renewable electricity production credit	(0.5)	-	-
Other, individually insignificant	(1.0)	(1.1)	(1.1)
Effective income tax rate	36.9%	37.1%	37.5%

The significant components of deferred tax liabilities (assets) that appear on the Consolidated Balance Sheets as of Dec. 31 are as follows:

(In thousands)	1999	1998
Property-related	$53,841	$55,560
Other	5,693	5,598
Gross deferred income tax liabilities	59,534	61,158
Accrued expenses	(5,718)	(5,339)
Other	(2,503)	(2,896)
Deferred tax regulatory account	(9,181)	(9,530)
Gross deferred income tax assets	(17,042)	(17,765)
Less valuation allowance	849	950
Net deferred income tax assets	(16,553)	(16,815)
Deferred income taxes	$42,981	$44,343

Excess deferred income taxes, resulting chiefly from taxes provided at rates higher than current rates, have been recorded as a net regulatory liability ($22.9 million and $23.7 million at Dec. 31, 1999 and 1998, respectively), refundable through future rates.

MGE's valuation allowance to reduce its deferred tax assets to estimated realizable value relates primarily to deferred tax assets arising from state tax carryforward losses of two subsidiaries which have sold their interests in a joint venture (see page F-18, Gas Marketing Subsidiaries). Realization of these deferred tax assets is dependent on future income in states where the two subsidiaries file separate tax returns and on tax planning techniques MGE may pursue in 2000 to realize certain state tax carryforward losses. MGE will continue to review its deferred-tax assets for recoverability, and tax benefits will be recognized to the extent it is determined the valuation allowance is no longer required.

For tax purposes, these subsidiaries, as of Dec. 31, 1999, had approximately $13.7 million of state tax net-operating carryforward losses that expire in 2013, if unused.

g. Pension Plans

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. The table on page F-14 provides a reconciliation of benefit obligations, plan assets and funded status of the plans. The 1999 pension plan beginning net-benefit obligation balance includes certain additional amounts for a nonqualified pension plan.

The funded status information reported on page F-14 includes a nonqualified pension plan and a postretirement plan with accumulated benefit obligations in excess of the fair value of assets. The projected benefit obligation, accumulated benefit obligation and fair value of assets for a nonqualified pension plan were $6.9 million, $6.6 million, and $0, respectively, at December 31, 1999. Similarly, the accumulated benefit obligation and fair value of assets for a postretirement plan were $15.6 million and $6.4 million.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of Jan. 1, 1993) by amortizing it on a straight-line basis over 20 years.

MGE maintains two defined contribution 401(k) benefit plans for its employees. MGE's costs of the 401(k) plans were $0.5 million in 1999, $0.5 million in 1998 and $0.3 million in 1997.

Sensitivity of retiree welfare results: The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 1999 dollars.

(In thousands)	1% Increase	1% Decrease
Effect on:
Total service and interest cost components	$ 380	$ (299)
Postretirement benefit obligation	$2,807	$(2,249)

MGE reports comprehensive income in accordance with FASB Statement No. 130, "Reporting Comprehensive Income." Comprehensive Income includes the minimum pension liability adjustment, net of tax, for a nonqualified pension plan and is reflected in the Consolidated Statements of Common Equity.

	Pension Benefits		Postretirement Benefits
(In thousands)	1999	1998	1999	1998
Change in Benefit Obligation
Net benefit obligation at beginning of year	$81,548	$65,110	$16,432	$15,783
Service cost	2,020	1,655	648	510
Interest cost	5,868	4,750	1,177	1,035
Plan participants' contributions	-	-	134	129
Plan amendments	3,244	-	-	-
Actuarial (gain)/loss	(8,390)	5,211	(1,654)	(531)
Gross benefits paid	(2,615)	(2,288)	(493)	(494)
Net benefit obligation at end of year	$81,675	$74,438	$16,244	$16,432
Change in Plan Assets
Fair value of plan assets at beginning of year	$81,118	$70,298	$ 5,493	$ 4,467
Actual return on plan assets	19,370	11,508	929	555
Employer contributions	1,600	1,600	960	836
Plan participants' contributions	-	-	134	129
Gross benefits paid	(2,321)	(2,288)	(493)	(494)
Fair value of plan assets at end of year	$99,767	$81,118	$ 7,023	$ 5,493

Funded status at end of year	$18,092	$ 6,680	$ (9,221)	$(10,939)
Unrecognized net actuarial gain	(24,385)	(6,156)	(4,466)	(2,414)
Unrecognized prior service cost	3,889	997	1,731	1,921
Unrecognized net transition obligation	1,583	114	5,644	6,078
Net amount recognized at end of year	$ (821)	$ 1,635	$ (6,312)	$ (5,354)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ 3,121	$ 1,635	$ 67	$ -
Accrued benefit liability	(3,942)	-	(6,379)	(5,354)
Additional minimum liability	(2,697)	-	-	-
Intangible asset	1,068	-	-	-
Accumulated other comprehensive income	1,629	-	-	-
Net amount recognized at end of year	$ (821)	$ 1,635	$ (6,312)	$ (5,354)
	Pension Benefits			Postretirement Benefits
(In thousands)	1999	1998	1997	1999	1998	1997
Components of Net Periodic Benefit Cost
Service cost	$2,020	$1,655	$1,616	$ 648	$ 510	$ 490
Interest cost	5,868	4,750	4,421	1,177	1,035	1,062
Expected return on assets	(7,597)	(6,580)	(5,493)	(513)	(434)	(336)
Amortization of:
Transition obligation (asset)	104	(39)	(39)	434	434	434
Prior service cost	352	143	144	190	190	189
Actuarial gain (loss)	89	(28)	-	(19)	(132)	(92)
Regulatory effect based on phase-in	113	103	-	-	-	-
Net periodic benefit cost	$ 949	$ 4	$ 649	$1,917	$1,603	$1,747
Weighted-average Assumptions as of Dec. 31
Discount rate	7.50%	6.75%	7.25%	7.50%	6.75%	7.25%
Expected return on plan assets	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Health care cost trend on covered charges	NA	NA	NA	8.00%[1]	9.00%[1]	10.00%[1]
[1] Decreasing gradually to 5% in 2003 and remaining constant thereafter.

h. Fair Value of Financial Instruments

At Dec. 31, 1999 and 1998, the carrying amount of cash, cash equivalents and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. MGE's nuclear decommissioning trusts are recorded at fair market value.

The estimated fair market value of MGE's long-term debt and interest rate swap agreements are based on quoted market prices at Dec. 31. The estimated fair market value of MGE's financial instruments are as follows:

	1999		1998
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$ 1,948	$ 1,948	$ 7,250	$ 7,250
Decommissioning fund	$ 97,056	$ 97,056	$79,089	$ 79,089
Liabilities
Short-term debt	$ 15,750	$ 15,750	-	-
Long-term debt	$160,775	$157,852	$160,975	$173,236
Interest rate swap agreements	-	(13)	-	(576)

Cash, cash equivalents and customer accounts receivable are the financial instruments that potentially subject MGE to concentrations of credit risk. MGE places its cash and cash equivalents with high-credit quality financial institutions. MGE has limited concentrations of credit risk from customer accounts receivable because of the large number of customers and strong economy in its service territory.

MGE has two interest rate swap agreements with commercial banks totaling $16 million for 1999 and 1998, with effective interest rates of 5.1% and 5.5%, respectively. These agreements have a fixed rate and are backed by MGE's commercial paper. MGE believes counterparties to the agreements will meet their obligations based on their high credit ratings.

2. CAPITALIZATION MATTERS

a. Common Stock

Beginning in December 1999, MGE switched from buying shares on the open market to issuing new shares for its Dividend Reinvestment and Direct Stock Purchase Plan (Plan). Issuing new shares--rather than buying shares on the open market--will help improve cash flow and strengthen MGE's capital structure.

Under the Plan, 81,587 new shares of common stock were issued in 1999. The proceeds were allocated to common stock and amounts received in excess of par value.

b. Preferred Stock

MGE has 1,175,000 shares of $25 par value redeemable preferred stock, cumulative, that is authorized but unissued at Dec. 31, 1999.

c. First Mortgage Bonds and Other Long-Term Debt

MGE's utility plant is subject to the lien of its First Mortgage Bonds.

Long-term debt maturities, including mandatory sinking fund requirements relating to the 6 ½%, 2006 Series, First Mortgage Bonds are: $11.2 million ($11 million, 6.01% debt issue matures on Nov. 10) in 2000; $0.2 million in 2001 and 2002; $0.5 million in 2003; and $1 million in 2004.

d. Notes Payable to Banks, Commercial Paper and Lines of Credit

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance) that is supported by unused bank lines of credit. Through negotiations with several banks, MGE has $40 million in bank lines of credit.

Information concerning short-term borrowings for the past three years is shown below:

(In thousands)	1999	1998	1997
As of December 31:
Available lines of credit (MGE)	$40,000	$45,000	$52,000
Commercial paper outstanding	$15,750	-	$33,500
Weighted-average interest rate	6.44%	0.00%	6.06%
During the year:
Maximum short-term borrowings	$15,750	$33,500	$33,500
Average short-term borrowings	$ 1,899	$ 9,223	$16,816
Weighted-average interest rate	5.68%	5.70%	5.68%

3. RATE MATTERS

In January 1999, the PSCW authorized an electric rate increase of $8.4 million, or 5.1%, and a natural gas rate increase of $0.7 million, or 0.7%. These rates are based on an authorized 12.2% return on common stock equity.

In August 1999, the PSCW approved a temporary retail electric rate surcharge of 3.6%, on average. This surcharge covers higher fuel expenses, including extended outages at Columbia, which MGE jointly owns with Alliant Energy and WPSC.

This temporary rate surcharge ended on Dec. 31, 1999. On Jan. 1, 2000, a PSCW-approved electric rate increase of $9.7 million, or 5.5%, went into effect. This electric rate increase was needed to cover higher fuel costs in 2000, an increase in backup generator costs and repairs at Kewaunee.

In its previous rate case, MGE assumed its ownership of Kewaunee would be transferred to WPSC in the spring of 2000--when steam generators were scheduled to be replaced. However, a delay in manufacturing the steam generators postponed that work until the fall of 2001. MGE must now recover its share of Kewaunee's operating and maintenance costs through rates. These new rates will remain in place until the next rate proceeding, which is scheduled to begin Jan. 1, 2001.

4. GAS MARKETING SUBSIDIARIES

In 1996, MGE wrote down its investment in its gas marketing subsidiaries--Great Lakes Energy Corp. (GLENCO) and American Energy Management, Inc. (AEM)--to reflect its current value. As of Dec. 31, 1999, the remaining contingencies related to this write down account for a $0.8 million liability.

In 1999, MGE resolved certain contingencies related to the expiration of lighting warranties and outstanding accounts payable for AEM. MGE also recognized certain one-time benefits on some outstanding legal and tax issues for the gas marketing subsidiaries. The after-tax amount of these events was $1 million.

In December 1998, GLENCO and AEM sold their remaining assets in National Energy Management, L.L.C. (NEM), for $1.8 million. NEM was formed in January 1997 as a joint venture between MGE's gas marketing subsidiaries and National Gas and Electric L.P.

5. COMMITMENTS

Coal Contracts: MGE has no coal contracts that contain demand obligations for Blount Generating Station (Blount). Fuel procurement for MGE's ownership interest in Columbia is handled by Alliant Energy, the operating company. If any amounts must be paid under the demand obligations of these contracts, management believes these would be considered costs of service and recoverable in rates.

Purchased Power Contract: In the fall of 1998, MGE executed a five-year contract with Commonwealth Edison to buy 60 MW of firm capacity and energy. The agreement became effective in March 1999. In conjunction with the Commonwealth contract, MGE agreed to sell 30 MW of the 60 MW to Wisconsin Public Power Inc. for five years.

Purchased power contracts executed for capacity are estimated to be: $9.5 million in 2000, $3.7 million in 2001, $3.8 million in 2002 and $3.9 million in 2003. MGE is also soliciting bids for additional future purchased power contracts to serve growing electric demands. Management expects to recover these costs in future customer rates.

Purchased Gas Contracts: MGE has several natural gas supply and transportation contracts that provide for the availability of firm gas supply and firm pipeline capacity under which it must make fixed monthly payments. The pricing component of the fixed monthly payment for these contracts is established, but is subject to change by the Federal Energy Regulatory Commission. These payments are estimated to be: $12.3 million in 2000, $15.8 million in 2001, $14.7 million in 2002 and $12.4 million in 2003 and 2004. Management expects to recover these costs in future customer rates.

Environmental: MGE has been listed as a potentially responsible party for environmental cleanup at three waste sites: Refuse Hideaway Landfill, Demetral Landfill and Lenz Oil. These sites were used by MGE for disposing of fly ash sludge and coal ash, and storing and processing waste oil. It is estimated that MGE's future exposure to clean up these sites could range from $400,000 to $850,000. A liability for cleanup of these sites has been established with an offsetting regulatory asset. Management believes that cleanup costs not covered by insurance will be recovered in current and future customer rates.

MGE is in compliance with both Phase I and Phase II of the 1990 Federal Clean Air Act amendments. The Wisconsin Department of Natural Resources is reviewing the nitrogen oxide (NOx) emission limits currently under Phase II. MGE is evaluating compliance strategies and their costs. Implementing new measures will likely increase capital, operating and maintenance expenditures. Management believes that all costs incurred for additional NOx compliance will be recoverable in future customer rates.

6. SUPPLEMENTAL CASH FLOW INFORMATION

MGE considers cash equivalents to be those investments that are highly liquid with original maturity dates of less than three months.

Supplementary noncash investing items and cash paid for interest and income taxes for the years ended Dec. 31 were as follows:

(In thousands)	1999	1998	1997
Interest paid, net of amounts capitalized	$12,053	$10,227	$10,841
Income taxes paid, net	$15,857	$14,188	$15,365
Noncash investing items	$ 5,301	-	-

7. Regulatory and Deferred Assets and Liabilities

Pursuant to SFAS No. 71 "Accounting for the Effects of Certain Types of Regulation," MGE capitalizes, as deferred charges, incurred costs that are expected to be recovered in future electric and natural gas rates. MGE also records as other credits, obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs. Restructuring the electric industry could affect MGE's ability to continue to establish certain regulatory asset and liability amounts allowed under SFAS No. 71. MGE is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. However, the PSCW's restructuring plan specifically recognizes the need to allow recovery for commitments made under prior regulatory regimes.

MGE's regulatory and deferred assets and liabilities consisted of the following as of Dec. 31:

	1999		1998
(In thousands)	Assets	Liabilities	Assets	Liabilities
Demand-side management	$ 5,879	$ 1,487	$ 7,820	$ 998
Decommissioning and decontamination	1,955	1,787	2,333	1,997
Environmental costs	656	-	345	-
Regulatory liability - SFAS 109	-	22,875	-	23,745
Other	2,255	1,804	1,062	-
Subtotal regulatory assets/liabilities	10,745	27,953	11,560	26,740
Pension and deferred compensation assets/liabilities	3,121	14,001	1,477	9,863
Unamortized debt expense	5,064	-	5,294	-
Customer advances for construction	-	4,109	-	6,323
Other deferred items	7,022	2,659	-	708
Subtotal deferred assets/liabilities	15,207	20,769	6,771	16,894
Total	$25,952	$48,722	$18,331	$43,634

MGE has entered into an agreement with WPSC to purchase an 83 MW natural gas-fired combustion turbine currently being construction by WPSC. MGE will purchase the combustion turbine for approximately $32 million when the unit is completed, which is anticipated in the second quarter of 2000. MGE received rate recovery for this asset and the related operations and maintenance expenses over a two-year period (1999 and 2000). The revenue collection in 1999 associated with this asset ($1.7 million) has been deferred until the unit is purchased in 2000. The deferred revenue is included in liabilities under other deferred items.

8. SEGMENTS OF BUSINESS

MGE has two main business segments--electric and gas--which are both regulated. The electric business generates, transmits and distributes electricity. The gas business transports and distributes natural gas. The following table shows key information about MGE's electric and gas operations, including the distribution of net assets for the years ended Dec. 31.

(In thousands)	1999	1998	1997
Electric Operations
Total revenues	$185,955	$169,563	$163,123
Operation and maintenance expenses	115,204	102,006	100,854
Depreciation and amortization	29,319	27,586	22,799
Other general taxes	7,622	7,378	6,937
Pre-tax operating income	$ 33,810	$ 32,593	$ 32,533
Income tax provision	9,599	8,883	9,106
Net operating income	$ 24,211	$ 23,710	$ 23,427
Electric Construction and Nuclear Fuel Expenditures	$ 44,297	$ 25,970	$ 16,849
Gas Operations
Operating revenues	$ 88,079	$ 80,189	$101,525
Revenues from sales to electric utility	7,352	6,362	6,038
Total revenues	95,431	86,551	107,563
Operation and maintenance expenses	76,904	71,125	89,788
Depreciation and amortization	5,835	5,599	5,518
Other general taxes	1,684	1,885	1,860
Pre-tax operating income	11,008	7,942	10,397
Income tax provision	2,669	1,840	2,834
Net operating income	$ 8,339	$ 6,102	$ 7,563
Gas Construction Expenditures	$ 6,691	$ 4,859	$ 4,786
Assets (year-end)
Electric	$342,130	$311,563	$313,855
Gas	114,881	111,762	118,339
Assets not allocated	38,499	42,940	39,596
Total	$495,510	$466,265	$471,790

9. QUARTERLY SUMMARY OF OPERATIONS (unaudited)

(In thousands, except per-share amounts)	Quarters Ended
1999	March 31	June 30	Sept. 30	Dec. 31
Operating Revenues
Electric	$41,194	$44,409	$55,439	$44,913
Gas	38,340	12,753	9,036	27,950
Total	79,534	57,162	64,475	72,863
Operating Expenses	67,758	53,603	56,349	63,774
Net Operating Income	11,776	3,559	8,126	9,089
Interest and Other	2,720	1,079	2,097	2,908
Net Income	$ 9,056	$ 2,480	$ 6,029	$ 6,181
Earnings per Common Share	56.0¢	15.0¢	38.0¢	39.0¢
Dividends per Common Share	32.6¢	32.6¢	32.8¢	32.8¢
1998
Operating Revenues
Electric	$38,393	$42,444	$50,458	$38,268
Gas	36,722	12,118	7,321	24,028
Total	75,115	54,562	57,779	62,296
Operating Expenses	64,881	50,001	49,258	55,800
Net Operating Income	10,234	4,561	8,521	6,496
Interest and Other	1,819	2,108	2,683	972
Net Income	$ 8,415	$ 2,453	$ 5,838	$ 5,524
Earnings per Common Share	52.0¢	15.0¢	36.0¢	34.0¢
Dividends per Common Share	32.3¢	32.3¢	32.6¢	32.6¢

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

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information concerning the Directors of the Company is contained in the definitive proxy statement under the section "Election of Directors" filed by March 31, 2000, with the Securities and Exchange Commission, which is incorporated herein by reference.

Executive Officers of the Registrant (elected annually by Directors)

Executive	Title	Effective Date	Service Years as an Officer
David C. Mebane Age: 66	Chairman Chairman, President & CEO President, CEO & COO	02/01/00 05/09/94 01/01/94	19
Gary J. Wolter Age: 45	President & Chief Executive Officer Senior Vice President - Administration & Secretary Vice President - Administration & Secretary	02/01/00 05/01/95 12/01/91	9
Mark C. Williamson Age: 46	Executive Vice President & Chief Strategic Officer Senior Vice President - Energy Services Vice President - Energy Services	02/01/00 05/01/95 05/03/93	8
Ronald L. Semmann Age: 64	Executive Vice President Group Vice President Vice President - Human Resources Special Assistant to the Chairman	02/01/00 01/01/98 07/18/97 05/12/97	3
Lynn K. Hobbie Age: 41	Senior Vice President Vice President - Marketing Assistant Vice President - Marketing	02/01/00 05/01/96 11/01/94	6
Thomas R. Krull Age: 51	Group Vice President Vice President - Gas & Electric Operations Vice President - Electric Transmission & Distribution Assistant Vice President - Electric Trans. & Dist.	02/01/00 11/01/97 05/01/96 05/03/93	7
James G. Bidlingmaier Age: 53	Vice President - Admin. & Chief Information Officer Executive Director - Information Management Systems	02/01/00 09/01/94	-
Mark A. Frankel Age: 51	Vice President, General Counsel & Secretary Vice President & General Counsel	02/01/00 08/23/99	-
Terry A. Hanson Age: 48	Vice President - Finance Vice President & Treasurer Treasurer	11/01/97 10/01/96 12/01/91	9
Scott A. Neitzel Age: 39	Vice President - Gas Rates & Fuels Assistant Vice President - Gas Rates & Fuels	02/01/00 08/04/97	3
Peter J. Waldron Age: 42	Vice President - Power Supply Vice President - Power Supply Ops. & Eng. Assistant Vice President - Power Supply Ops. & Eng. Executive Director - Power Supply Ops. & Eng. Senior Director - Power Supply Ops. & Eng.	04/24/98 04/23/97 05/01/96 10/01/95 12/01/94	4
Jeffrey C. Newman Age: 37	Treasurer Exec. Director - Budgets & Financial Management Director - Budgets & Financial Management	11/01/97 05/01/96 08/01/92	3

Item 11. Executive Compensation

See Item 12 below.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The required information for Items 11 and 12 is included in the Company's definitive proxy statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock by Directors and Executive Officers" filed with the Securities and Exchange Commission by March 31, 2000, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1a. Financial statements (consolidated, as of Dec. 31, 1999 and 1998, and for each of the three years in the period ended Dec. 31, 1999). Included in Part II, Item 8, page II-11 of this report:

- Responsibility for Financial Statements
- Report of Independent Accountants
- Statements of Income
- Statements of Cash Flows
- Balance Sheets
- Statements of Capitalization
- Statements of Common Equity
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

Exhibits (an asterisk (*) indicates a management contract or compensatory plan or arrangement):

No. Description of document

3.(i) Articles of Incorporation as in effect at May 6, 1996. (Incorporated by reference to Exhibit 3.(i) with 1996 10-K in File No. 0-1125.)

3.(ii) By-Laws as in effect at May 4, 1999.

4A Indenture of Mortgage and Deed of Trust between the Company and Firstar Trust Company, as Trustee, dated as of
Jan. 1, 1946, and filed as Exhibit 7-D to SEC File No. 0-1125 and the following indentures supplemental thereto are incorporated herein by reference:

Supplemental Indenture	Dated as of	Exhibit No.	SEC File No.
Tenth[1]	11/01/76	2.03	2-60227
Fourteenth	04/01/92	4C	0-1125 (1992 10-K)
Fifteenth	04/01/92	4D	0-1125 (1992 10-K)
Sixteenth	10/01/92	4E	0-1125 (1992 10-K)
Seventeenth	02/01/93	4F	0-1125 (1992 10-K)

4B Indenture between the Company and Bank One, N.A., as Trustee, dated as of Sept. 1, 1998.

No. Description of document

10A Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated Feb. 2, 1967. (Incorporated by reference to Exhibit 4.09 in File No. 2-27308.)

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

12 Statement regarding computation of ratios.

21 Subsidiaries of the Registrant.

23 Consent of Independent Accountants.

27 Appendix E to Item 601(c) of Regulation S-K: Public Utilities Companies Financial Data Schedule UT.

3. Reports on Form 8-K - No Current Report on Form 8-K was filed for the quarter ended Dec. 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY (Registrant)
Date: March 31, 2000	/s/ Gary J. Wolter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2000.

/s/ Gary J. Wolter	President and Chief Executive Officer and Director (Principal Executive Officer)
/s/ Terry A. Hanson	Vice President - Finance (Principal Financial Officer and Principal Accounting Officer)
/s/ David C. Mebane	Chairman of the Board and Director
Jean M. Biddick	Director
/s/ Richard E. Blaney	Director
/s/ F. Curtis Hastings	Director
/s/ Regina M. Millner	Director
/s/ Frederic E. Mohs	Director
/s/ John R. Nevin	Director
/s/ H. Lee Swanson	Director