Form 10-K405/A
period 1999-12-31
MADISON GAS & ELECTRIC CO
filed 2000-03-30
CIK 61339

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

Exhibit No. 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (File Nos. 33-24115, 33-52491, 33-64361 and 333-59607) of Madison Gas and Electric Company of our report dated February 7, 2000, relating to the financial statements, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 28, 2000