Form 10-Q
period 2000-03-31
MADISON GAS & ELECTRIC CO
filed 2000-05-15
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2000
or
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

Common Stock Outstanding at May 12, 2000: 16,309,274 Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements and Notes
- Condensed Consolidated Statements of Income
- Condensed Consolidated Statements of Cash Flows
- Condensed Consolidated Balance Sheets
- Notes to Condensed Consolidated Financial Statements
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
- Liquidity and Capital Resources
- Results of Operations

PART II - OTHER INFORMATION
Item 5 - Other Information
Item 6(a) - Exhibits
Item 6(b) - Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

For the three months ended March 31
(In thousands, except per-share amounts)
	2000	1999
Operating Revenues
Electric	$46,904	$41,194
Gas	37,639	38,340
Total Operating Revenues	84,543	79,534

Operating Expenses
Fuel for electric generation	7,230	7,445
Purchased power	4,614	2,423
Natural gas purchased	22,799	22,847
Other operations	16,742	15,928
Maintenance	4,038	2,906
Depreciation and amortization	8,544	8,348
Other general taxes	2,603	2,366
Income tax provision	5,566	5,495
Total Operating Expenses	72,136	67,758

Net Operating Income	12,407	11,776

AFUDC - equity funds	110	68
Other income, net	671	170
Income Before Interest Expense	13,188	12,014

Interest Expense
Interest on long-term debt	2,873	2,876
Other interest	262	117
AFUDC - borrowed funds	(57)	(35)
Net Interest Expense	3,078	2,958

Net Income	$10,110	$ 9,056

Earnings Per Share of Common Stock (basic & diluted) (Note 2)	$0.62	$0.56

The accompanying notes are an integral part of the above statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the three months ended March 31
(In thousands)
	2000	1999
Operating Activities
Net income	$10,110	$ 9,056
Items not affecting cash:
Depreciation and amortization	8,544	8,348
Deferred income taxes	(342)	1,122
Amortization of nuclear fuel	643	660
Amortization of investment tax credits	(181)	(184)
AFUDC - equity funds	(110)	(68)
Other noncash items	(424)	-
Changes in working capital, excluding cash equivalents, sinking funds, maturities, and short-term debt:
Decrease in current assets	9,960	9,152
Increase in current liabilities	3,175	1,244
Other noncurrent items, net	3,685	4,879
Cash Provided by Operating Activities	35,060	34,209

Investing Activities
Additions to utility plant and nuclear fuel	(13,109)	(6,520)
AFUDC - borrowed funds	(57)	(35)
Increase in nuclear decommissioning fund	(2,594)	(2,332)
Cash Used for Investing Activities	(15,760)	(8,887)

Financing Activities
Issuance of common stock	2,224	-
Cash dividends on common stock	(5,316)	(5,239)
Other decreases in First Mortgage Bonds	10	10
Decrease in short-term debt	(15,750)	-
Cash Used for Financing Activities	(18,832)	(5,229)

Change in Cash and Cash Equivalents	468	20,093
Cash and cash equivalents at beginning of period	1,948	7,250
Cash and cash equivalents at end of period	$ 2,416	$27,343

The accompanying notes are an integral part of the above statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(In thousands) ASSETS	Mar. 31, 2000	Dec. 31, 1999
Utility Plant (at original cost, in service)
Electric	$567,905	$554,392
Gas	191,344	190,137
Gross plant in service	759,249	744,529
Less accumulated provision for depreciation	(494,443)	(484,428)
Net plant in service	264,806	260,101
Construction work in progress	26,986	31,134
Nuclear decommissioning fund	101,922	97,056
Nuclear fuel, net	8,169	6,534
Total Utility Plant	401,883	394,825
Other Property and Investments	3,607	3,591
Current Assets
Cash and cash equivalents	2,416	1,948
Accounts receivable, less reserves of $1,553 and $1,224	28,177	27,913
Unbilled revenue	11,919	13,167
Materials and supplies, at lower of average cost or market	7,018	6,149
Fossil fuel, at lower of average cost or market	3,670	4,061
Stored natural gas, at lower of average cost or market	2,164	10,039
Prepaid taxes	5,088	6,802
Other prepayments	1,198	1,063
Total Current Assets	61,650	71,142
Deferred Charges	24,602	25,952
Total Assets	$491,742	$495,510

CAPITALIZATION AND LIABILITIES
Capitalization	$341,313	$334,285
Current Liabilities
Long-term debt due within one year	11,200	11,200
Short-term debt - commercial paper	-	15,750
Accounts payable	15,868	19,553
Accrued taxes	6,567	891
Accrued interest	3,666	2,770
Accrued nonregulated items	401	825
Accrued payroll-related items	4,189	4,064
Deferred gas costs	6,188	3,247
Other	1,942	2,023
Total Current Liabilities	50,021	60,323
Other Credits
Deferred income taxes	42,639	42,981
Investment tax credit - deferred	9,018	9,199
Regulatory liabilities	27,109	27,953
Other deferred liabilities	21,642	20,769
Total Other Credits	100,408	100,902
Total Liabilities	150,429	161,225
Total Capitalization and Liabilities	$491,742	$495,510

The accompanying notes are an integral part of the balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

March 31, 2000

MGE prepared these consolidated financial statements, without audit (except for balance sheet information at December 31, 1999), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. MGE believes the disclosures provided are accurate and not misleading. MGE management believes it has made all normal recurring adjustments needed to present fairly the financial statements and notes in this report.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes on pages 19 through 32 of MGE's 1999 Annual Report to Shareholders and in MGE's 1999 Annual Report on Form 10-K.

1. Nuclear Decommissioning

Nuclear decommissioning costs for the Kewaunee Nuclear Power Plant (Kewaunee) are currently being accrued for full cost recovery by the end of 2002. These costs are currently recovered from customers in rates and are deposited in external trusts. MGE is presently funding decommissioning costs at $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of March 31, 2000, these trusts totaled $101.9 million (pretax fair market value) and are offset by an equal amount under accumulated provision for depreciation.

MGE's share of Kewaunee decommissioning costs is estimated to be $89.3 million in current dollars based on a site- specific study performed in 1992 using immediate dismantlement as the method of decommissioning.

2. Per-share Amounts

Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended March 31, 2000 and 1999, there were 16,199,669 and 16,079,718 shares outstanding, respectively.

Dividends declared and paid per share of common stock for the three months ended March 31, 2000 and 1999, were $0.328 and $0.326, respectively.

3. Rate Matters

In January 2000, the Public Service Commission of Wisconsin (PSCW) approved an electric rate increase of $9.7 million, or 5.5%. This electric rate increase was needed during 2000 to cover higher fuel costs, increased backup generator costs, and allow for repairs at Kewaunee. In MGE's previous rate case, it was assumed ownership of Kewaunee would be transferred to Wisconsin Public Service Corp. (WPSC) in the spring of 2000 when the steam generators were scheduled to be replaced. A delay in manufacturing the steam generators postponed replacement until the fall of 2001. MGE will recover its share of Kewaunee operating and maintenance costs through rates. These new rates will remain in place until the next rate case.

On April 17, 2000, MGE filed with the PSCW a request to increase electric rates by 4.9% and increase natural gas rates by 4.4%. The increase in electric rates is to cover rising fuel costs and address increased system demands, while the increase in gas rates is to cover costs for additional infrastructure improvements. The PSCW will conduct their audit during the second quarter of this year. It is anticipated that hearings will take place in the fall. An order is expected by the end of the year.

4. Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, and net cash receipts from income tax refunds were as follows:

Three months ended March 31 (In thousands)	2000	1999
Interest paid, net of amounts capitalized	$2,182	$2,000
Income taxes paid (received), net	$1,451	$952

5. Commitments

In April 2000, MGE entered into a five-year contract to buy 50 MW of firm capacity. The contract term begins May 1, 2002, and goes through April 30, 2007. MGE's obligation under this contract, including transmission costs, averages approximately $5.4 million per year.

MGE's total commitment for purchased power contracts (executed for capacity) is estimated to be $7.3 million in 2000, $3.7 million in 2001, $9.2 million in 2002, $9.3 million in 2003, and $5.4 million in 2004. Management expects to recover these costs in future customer rates.

6. Weather Derivatives

MGE entered into two weather derivatives during the first quarter of 2000 to hedge a portion of its gas margin against abnormally warm weather. MGE does not enter into weather derivatives for trading or speculative purposes. MGE accounts for these weather derivatives in accordance with EITF 99-2, "Accounting for Weather Derivatives." EITF 99-2 requires that any entity that purchases a nonexchange-traded weather derivative in connection with nontrading activities should amortize to expense any premium paid and recognize any gains or losses currently in earnings. Amortization of these premiums and any gains or losses on these weather derivatives are recorded in other income. MGE is exposed to credit loss in the event of nonperformance by counter parties to these weather derivatives. However, MGE has strict credit guidelines and only enters into transactions with companies that meet or exceed these guidelines. MGE considers the risk of counter-party default to be minimal.

MGE's two weather contracts were based on heating degree days (HDD). The contract term for the first weather derivative covered January and February of 2000. The agreement was a HDD swap or collar (two-directional risk) with a HDD cap amount and a HDD floor amount. In the first quarter, MGE realized after-tax income from this weather derivative of approximately $0.1 million.

MGE's second weather derivative agreement covers the periods of March 2000 and November 2000 through March 2001. The agreement is a HDD option (one-directional risk) with a HDD floor amount. MGE is amortizing the premium payment for this transaction based on budgeted HDD for each month of the contract. No income was recognized for March on this weather derivative.

7. Gas Marketing Subsidiaries

During the first quarter of 2000, MGE received a favorable ruling on some outstanding legal issues relating to its gas marketing subsidiaries, resulting in a one-time after-tax benefit of $0.3 million, which was included in other income.

8. Subsequent Events

On May 4, 2000, MGE issued $20 million of variable rate unsecured Medium Term Notes, maturing on May 3, 2002. Interest on these notes will be paid quarterly on the third Wednesday of March, June, September, and December commencing on June 21, 2000. The proceeds from the issuance of these notes were used to finance an 83 MW natural gas-fired combustion turbine, which MGE is purchasing from WPSC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities

Cash provided by operating activities increased $0.1 million, or 2.5%, for the first quarter of 2000 due to an increase in MGE's current liabilities.

Cash Used for Investing Activities

Cash used for investing activities increased by $6.9 million, or 77.3%. This is due to a $6.6 million increase in plant additions over last year's first quarter. The majority of this increase consists of customer backup generation. MGE also had a $0.3 million increase in the nuclear decommissioning fund.

Cash Used for Financing and Capital Resource Activities

During the first quarter of 2000, MGE used $18.8 million of net cash for financing activities compared to a net use of $5.2 million during the first quarter of 1999. This is primarily due to retiring $15.8 million in short-term debt. MGE received $2.2 million of net cash through issuing 126,000 new shares of common stock for its Dividend Reinvestment and Direct Stock Purchase Plan (Investors Plus Plan).

Bank lines of credit available to MGE as of March 31, 2000, were $40 million.

MGE's capitalization ratios were as follows:

	Mar. 31, 2000	Dec. 31, 1999
Common shareholders' equity	54.7%	51.4%
Short-term debt	-	4.4
Long-term debt*	45.3	44.2
*Includes current maturities and current sinking fund requirements.

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During this year's first quarter, MGE's plant additions totaled $7.8 million, up 19.8% from last year's first quarter. It is anticipated that capital expenditures for projects in 2000 will be $76.4 million. The major projects include:

- Construction of an 83 MW natural gas-fired combustion turbine.
- MGE-owned backup generators located at customers' sites (distributed generation).
- A gas pipeline project.
- Improvements at MGE's Blount plant.
- Nitrogen oxide emissions equipment at the jointly owned Columbia Energy Center.

Other capital requirements during 2000 include a long-term debt maturity of $11.0 million due in November. MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction and nuclear fuel expenditures during this year's first quarter. For larger capital investments, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the twelve months ended March 31, 2000, was 3.97 times. Below is a table of MGE's current credit ratings.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

RESULTS OF OPERATIONS

Sales and Revenues

Electric

Retail sales increased 2.3% during the first three months ended March 31, 2000, due to customer growth of approximately 2%.

Electric Sales (megawatt-hours) Three months ended March 31	2000	1999	% Change
Residential	192,091	194,589	(1.3)
Large commercial	256,632	254,357	0.9
Small commercial	189,655	174,390	8.8
Other	63,516	63,049	0.7
Total Retail	701,895	686,385	2.3
Sales for resale	93,283	37,696	147.5
Total Sales	795,178	724,081	9.8

During the first three months of 2000, electric operating revenue increased $5.7 million, or 13.9%. Revenues were up due to a $1.4 million, or 190%, increase in sales for resale, other ancillary service revenues such as wind energy and customer backup generation, and a 5.5% rate increase that became effective on January 1, 2000 (see Footnote 3, Rate Matters). MGE entered into a contract in March 1999 to sell 30 MW of firm energy and capacity to Wisconsin Public Power Inc. Electric margins (revenues less fuel and purchased power) increased $3.9 million, or 12.4%, mainly as a result of the 5.5% rate increase.

Gas

For the three months ended March 31, 2000, retail gas deliveries were down 5.0%. The average temperature for this period was 30.5 degrees Fahrenheit, which was 11.9% warmer than the 27.2 degrees Fahrenheit in 1999. Gas margins (revenues less natural gas purchased) dropped $0.7 million, or 4.2%, primarily because retail deliveries were down. MGE recognized approximately $0.2 million as its share of savings under the Gas Cost Incentive Mechanism, which was implemented in November 1999.

Gas Deliveries (thousands of therms) Three months ended March 31	2000	1999	% Change
Residential	36,966	39,368	(6.1)
Commercial	29,290	30,347	(3.5)
Total Retail	66,256	69,715	(5.0)
Transport	14,623	15,752	(7.2)
Total Gas Deliveries	80,879	85,467	(5.4)

Electric Fuel and Purchased Power

Fuel costs for electric generation decreased $0.2 million, or 2.9%, during the first three months of 2000. During that period, the two units at the Columbia Energy Center (Columbia) were out of service for scheduled maintenance, at separate times, for a combined total of approximately eight weeks. Overall fuel costs were down slightly. Less fuel was consumed at Columbia because of the scheduled maintenance, but the cost per unit was higher than last year.

The cost of purchased power increased $2.2 million, or 90.4%, for the first three months of 2000. This increase was primarily a result of the contractual agreement where MGE agreed to purchase 60 MW of power from Commonwealth Edison beginning in March of 1999.

Natural Gas

Natural gas costs remained stable for the three months ended March 31, 2000. The 5.0% decrease in retail deliveries was offset primarily by an approximate 5.0% increase in the cost of natural gas.

Other Electric Operating Expenses

Operating costs increased $0.8 million, or 7.3%, for the first three months of 2000. This is due primarily to an increase in payroll and benefits of $0.2 million, higher transmission wheeling expenses of $0.4 million, and general operating expenses of $0.2 million. In addition, electric maintenance costs were up $1.2 million, or 46.9%, due to scheduled outages for maintenance at Columbia. General taxes rose $0.2 million, or 10.1%, due primarily to an increase in electric sales.

Income Taxes

MGE's effective tax rate of 37% for the first three months of 2000 paralleled its 1999 effective tax rate of 36.9%.

Other Income

In the first three months of 2000, MGE received a favorable ruling on some legal issues for its gas marketing subsidiaries resulting in a one-time after-tax benefit of $0.3 million.

Other income also includes the recognition of income from major items such as a weather derivative agreement for $0.1 million and earnings on the decommissioning trusts for $0.5 million.

Other Expenses

Total interest expense increased $0.1 million, or 4.7%, during the first three months of 2000. This increase is due primarily to higher levels of short-term debt in 2000 compared to the same period in 1999.

Year 2000

MGE did not experience any latent issues related to the Y2K problem during the first quarter of 2000 and did not require additional spending. MGE does not expect any further expenditures.

PART II. OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

Forward-Looking Statements

This report, and certain other MGE public documents, contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions, especially as they relate to future revenues, expenses, financial resources and regulatory matters. These forward-looking statements are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. MGE cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE's actual results to differ materially from those projected, expressed, or implied. Some of those risks and uncertainties include:

- Economic and market conditions in MGE's service territory.
- Magnitude and timing of capital expenditures.
- Regulatory environment (including restructuring the electric utility industry in Wisconsin).
- Availability and cost of power supplies.

Kewaunee Nuclear Power Plant

Kewaunee is jointly owned by MGE, Wisconsin Public Service Corp. (WPSC), and Alliant Energy. Kewaunee has been operated since 1974 by WPSC. The plant's license will expire in 2013.

Kewaunee began its scheduled outage for refueling and maintenance on April 22, 2000. Maintenance and refueling is expected to be completed and the plant returned to service during the week of May 28, 2000. During the prior refueling in the fall of 1998, the Nuclear Regulatory Commission issued a Technical Specification that increased the number of tubes allowed to remain in service. The Technical Specification has now been amended to allow these tubes to remain in service through the current refueling cycle. Although no delays are expected at this time, the outage could be extended if any unexpected maintenance is necessary.

Information regarding the replacement of two steam generators at Kewaunee, WPSC's agreement to buy MGE's 17.8% share of Kewaunee, and MGE's contracting with WPSC to build and operate an 83 MW natural gas-fired combustion turbine is included in the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 6(a) - EXHIBITS

Exhibit 4
Indenture of Mortgage and Deed of Trust between MGE and Firstar Trust Company, as Trustee (and supplements). Reference was provided in MGE's 1999 Annual Report on Form 10-K (Commission File No. 0-1125).

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
MADISON GAS AND ELECTRIC COMPANY (Registrant)
Date: May 12, 2000	/s/ Gary J. Wolter
President and Chief Executive Officer (Duly Authorized Officer)
Date: May 12, 2000	/s/ Terry A. Hanson
Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)