Form 10-Q
period 2000-06-30
MADISON GAS & ELECTRIC CO
filed 2000-08-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2000
or
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

Common Stock Outstanding at August 14, 2000: 16,426,211 Shares

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

Condensed Consolidated Statements of Cash Flows (unaudited)

Condensed Consolidated Balance Sheets (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Results of Operations

PART II. OTHER INFORMATION

Item 4 - Results of Votes of Security Holders

Item 5 - Other Information

Item 6(a) - Exhibits

Item 6(b) - Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per-share amounts)	June 30		June 30
	2000	1999	2000	1999
Operating Revenues
Electric	$48,161	$44,409	$ 95,065	$ 85,603
Gas	15,994	12,753	53,633	51,093
Total Operating Revenues	64,155	57,162	148,698	136,696

Operating Expenses
Fuel for electric generation	8,835	7,505	16,065	14,950
Purchased power	6,618	6,949	11,232	9,372
Natural gas purchased	8,331	6,096	31,129	28,943
Other operations	17,652	16,814	34,394	32,742
Maintenance	6,067	4,408	10,105	7,314
Depreciation and amortization	8,504	9,170	17,048	17,518
Other general taxes	2,589	2,351	5,193	4,717
Income tax provision	447	310	6,013	5,805
Total Operating Expenses	59,043	53,603	131,179	121,361

Net Operating Income	5,112	3,559	17,519	15,335

AFUDC - equity funds	78	84	189	152
Other income, net	482	1,795	1,153	1,965
Income Before Interest Expense	5,672	5,438	18,861	17,452

Interest Expense
Interest on long-term debt	3,087	2,873	5,961	5,749
Other interest	246	128	508	245
AFUDC - borrowed funds	(40)	(43)	(97)	(78)
Net Interest Expense	3,293	2,958	6,372	5,916

Net Income	$ 2,379	$ 2,480	$ 12,489	$ 11,536

Earnings Per Share of Common Stock (basic & diluted) (Note 2)	$0.15	$0.15	$0.77	$0.72

The accompanying notes are an integral part of the above statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30		June 30
	2000	1999	2000	1999
Operating Activities
Net income	$ 2,379	$ 2,480	$12,489	$11,536
Items not affecting cash:
Depreciation and amortization	8,504	9,170	17,048	17,518
Deferred income taxes	416	(786)	74	336
Amortization of nuclear fuel	298	660	941	1,320
Amortization of investment tax credits	(182)	(185)	(363)	(369)
AFUDC - equity funds	(78)	(84)	(189)	(152)
Other noncash items	(14)	(1,030)	(438)	1,667
Changes in working capital, excluding cash equivalents, sinking funds, maturities, and short-term debt:
Decrease/(Increase) in current assets	(3,283)	4,145	6,677	13,297
Decrease in current liabilities	(7,526)	(1,767)	(1,655)	(523)
Other noncurrent items, net	1,010	1,092	2,000	3,274
Cash Provided by Operating Activities	1,524	13,695	36,584	47,904

Investing Activities
Additions to utility plant and nuclear fuel	(39,894)	(18,522)	(53,003)	(25,042)
AFUDC - borrowed funds	(40)	(43)	(97)	(78)
Increase in nuclear decommissioning fund	(2,441)	(3,402)	(5,035)	(5,734)
Cash Used for Investing Activities	(42,375)	(21,967)	(58,135)	(30,854)

Financing Activities
Issuance of common stock	2,482	-	4,706	-
Cash dividends on common stock	(5,362)	(5,240)	(10,678)	(10,479)
Increase in long-term debt, net	20,009	9	20,019	19
Increase in short-term debt	23,500	-	7,750	-
Cash Provided by/(Used for) Financing Activities	40,629	(5,231)	21,797	(10,460)

Change in Cash and Cash Equivalents	(222)	(13,503)	246	6,590
Cash and cash equivalents at beginning of period	2,416	27,343	1,948	7,250
Cash and cash equivalents at end of period	$ 2,194	$13,840	$ 2,194	$13,840

The accompanying notes are an integral part of the above statements.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands) ASSETS	June 30, 2000	Dec. 31, 1999
Utility Plant (at original cost, in service)
Electric	$608,771	$554,392
Gas	192,685	190,137
Gross plant in service	801,456	744,529
Less accumulated provision for depreciation	(499,273)	(484,428)
Net plant in service	302,183	260,101
Construction work in progress	23,016	31,134
Nuclear decommissioning fund	101,901	97,056
Nuclear fuel, net	8,098	6,534
Total Utility Plant	435,198	394,825
Other Property and Investments	3,601	3,591
Current Assets
Cash and cash equivalents	2,194	1,948
Accounts receivable, less reserves of $1,553 and $1,224	26,276	27,913
Unbilled revenue	9,420	13,167
Materials and supplies, at lower of average cost or market	6,573	6,149
Fossil fuel, at lower of average cost or market	3,602	4,061
Stored natural gas, at lower of average cost or market	7,322	10,039
Prepayments	9,323	7,865
Total Current Assets	64,710	71,142
Deferred Charges	23,789	25,952
Total Assets	$527,298	$495,510

CAPITALIZATION AND LIABILITIES
Capitalization	$360,821	$334,285
Current Liabilities
Long-term debt due within one year	11,200	11,200
Short-term debt - commercial paper	23,500	15,750
Accounts payable	17,941	19,553
Accrued liabilities	7,005	8,550
Other	6,334	5,270
Total Current Liabilities	65,980	60,323
Other Credits
Deferred income taxes	43,055	42,981
Investment tax credit - deferred	8,836	9,199
Regulatory liabilities	26,463	27,953
Other deferred liabilities	22,143	20,769
Total Other Credits	100,497	100,902
Total Liabilities	166,477	161,225
Total Capitalization and Liabilities	$527,298	$495,510

The accompanying notes are an integral part of the balance sheets.

Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2000

MGE prepared these interim condensed consolidated financial statements, without audit (except for balance sheet information at December 31, 1999), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. MGE believes the disclosures provided are accurate and not misleading. MGE management believes it has made all normal recurring adjustments needed to present fairly the financial statements and notes in this report.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes on pages 19 through 32 of MGE's 1999 Annual Report to Shareholders and in MGE's 1999 Annual Report on Form 10-K.

1. Nuclear Decommissioning

Nuclear decommissioning costs for the Kewaunee Nuclear Power Plant (Kewaunee) are currently being accrued for full cost recovery by the end of 2002. These costs are currently recovered from customers in rates and are deposited in external trusts. MGE is presently funding decommissioning costs at $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of June 30, 2000, these trusts totaled $101.9 million (pretax fair market value) and are offset by an equal amount under accumulated provision for depreciation.

MGE's share of Kewaunee decommissioning costs is estimated to be $90.6 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning.

2. Per-share Amounts

As there are no dilutive items, earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended June 30, 2000 and 1999, there were 16,331,635 and 16,079,718 shares outstanding, respectively. Dividends declared and paid per share of common stock for the same three months were $0.328 and $0.326.

For the six months ended June 30, 2000 and 1999, there were 16,265,652 and 16,079,718 shares outstanding, respectively. Dividends declared and paid per share of common stock for the same six months were $0.657 and $0.652.

3. Rate Matters

In January 2000, the Public Service Commission of Wisconsin (PSCW) approved an electric rate increase of $9.7 million, or 5.5%. This electric rate increase was needed during 2000 to cover higher fuel costs, increased backup generator costs, and allow for repairs at Kewaunee. In MGE's previous rate case, it was assumed ownership of Kewaunee would be transferred to Wisconsin Public Service Corp. (WPSC) in the spring of 2000 when the steam generators were scheduled to be replaced. A delay in manufacturing the steam generators postponed replacement until the fall of 2001. MGE will continue to recover its share of Kewaunee operating and maintenance costs through rates. These rates will remain in place until the next rate case.

On April 17, 2000, MGE filed with the PSCW a request to increase electric rates by 4.9% and increase natural gas rates by 4.4%. The increase in electric rates would cover rising fuel costs and address increased system demands. The increase in gas rates would cover costs for additional infrastructure improvements. The PSCW conducted its audit during the second quarter of this year. Hearings will take place in September. An order is expected by the end of the year.

4. Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, and net cash receipts from income tax refunds were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of dollars)	2000	1999	2000	1999
Interest paid, net of amounts capitalized	$4,147	$3,863	$6,329	$5,863
Income taxes paid, net	$8,102	$4,651	$9,553	$5,604

5. Commitments

In April 2000, MGE entered into a long-term capacity and energy purchased- power agreement to buy 50 MW of power from another utility. The contract term is for five years beginning May 1, 2002, through April 30, 2007. MGE's obligation under this contract, including transmission costs, averages approximately $5.4 million per year.

MGE's total commitment for purchased-power contracts executed for capacity is estimated to be $9.5 million in 2000, $3.7 million in 2001, $9.2 million in 2002, $9.3 million in 2003, and $5.4 million in 2004. Management expects to recover these costs in future customer rates.

6. Financial Instruments

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

MGE's second weather derivative agreement covers the periods of March 2000 and November 2000 through March 2001. The agreement is a HDD option (one-directional risk) with a HDD floor amount. MGE is amortizing the premium payment for this transaction based on budgeted HDD for each month of the contract. No income or loss was recognized to date on this weather derivative.

7. Gas Marketing Subsidiaries

MGE resolved contingencies related to certain outstanding legal issues for the gas marketing subsidiaries. This resulted in a one-time benefit for the first quarter of $0.3 million after tax. No further activity took place during the second quarter.

8. Other Long-Term Debt Issue

On May 4, 2000, MGE issued $20.0 million of unsecured, variable-rate Medium-Term Notes, maturing on May 3, 2002. Interest on these notes will be paid quarterly on the third Wednesday of March, June, September, and December. The variable rate, based on the three-month London Interbank Offering Rate plus 13 basis points, was 6.89% as of June 30, 2000. The proceeds from the issuance of these notes were used to finance an 83-MW natural gas-fired combustion turbine which MGE purchased from WPSC.

9. New Accounting Pronouncement

In June 1999, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133." This new accounting standard delayed the effective date for FAS No. 133 until fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS No. 133." This standard amends accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities. Due to MGE's limited use of derivatives and hedging activities, FAS No. 138 is not expected to have a significant effect on MGE's results of operations or its financial position. MGE will adopt FAS No. 133 and FAS No. 138 on January 1, 2001.

10. Segment Information

The following tables show MGE's segment information for electric and gas operations.

	Three Months Ended June 30
(In thousands)	Electric		Gas		Consolidated
	2000	1999	2000	1999	2000	1999
Revenues	$48,161	$44,409	$15,994	$12,753	$64,155	$57,162
Net Operating Income	$4,338	$3,307	$774	$252	$5,112	$3,559

	Six Months Ended June 30
	Electric		Gas		Consolidated
	2000	1999	2000	1999	2000	1999
Revenues	$95,065	$85,603	$53,633	$51,093	$148,698	$136,696
Net Operating Income	$11,777	$9,615	$5,742	$5,720	$17,519	$15,335
	Electric	Gas	Other	Consolidated
Assets:
June 30, 2000	$379,936	$109,430	$37,932	$527,298
Dec. 31, 1999	$342,130	$114,881	$38,499	$495,510

Capital Expenditures:
June 30, 2000	$48,894	$3,429	$680	$53,003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Provided by Operating Activities

Cash provided by operating activities decreased $12.2 million, or 89%, for the second quarter of 2000. This is primarily due to a $3.3 million increase in MGE's current assets and, to a larger degree, a decrease in current liabilities of $7.5 million. The increase in current assets is attributable to increases in stored gas due to a significant increase in gas prices and higher prepaid taxes. The decrease in current liabilities is mainly due to a $7.0 million decrease in accrued taxes as a result of higher prepayments during the second quarter of 2000 compared to the same period last year.

Cash provided by operating activities for the six months ended June 30, 2000, decreased $11.3 million, or 24%, compared to last year. The primary reasons for the decrease are changes in current assets (primarily accounts receivable and unbilled revenues) from 1999 of $6.2 million, decreases in current liabilities (primarily accounts payable) of $1.6 million, and a reduction of other noncash items of $2.0 million.

Cash Used for Investing Activities

Cash used for investing activities increased by $20.4 million, or 93%, during the second quarter. Additions to utility plant and nuclear fuel increased $21.4 million during this time period, compared to the second quarter of 1999, due to the purchase of an 83-MW natural gas-fired combustion turbine which went into service on May 31, 2000.

Cash used for investing activities increased $27.3 million, or 88%, during the first half of 2000. This is due to a $28.0 million increase in plant additions during 2000, mainly consisting of the natural gas-fired combustion turbine and distributed generation.

Cash Used for Financing and Capital Resource Activities

During the second quarter of 2000, MGE provided $40.6 million of net cash for financing activities compared to using a net $5.2 million during the second quarter of 1999. MGE increased its short-term debt by $23.5 million, and issued $20.0 million in unsecured, variable-rate Medium-Term Notes. MGE used the new debt issue and short-term debt to pay for the new natural gas-fired combustion turbine. MGE received $2.5 million of net cash during the second quarter from issuing 127,000 new shares of common stock for its Dividend Reinvestment and Direct Stock Purchase Plan (Plan). In the prior year, dividend reinvestment requirements under this Plan were satisfied through open market purchases. MGE began issuing new shares to satisfy dividend reinvestment requirements in the fourth quarter of 1999 to improve cash flow and capitalization ratios.

Cash provided for financing activities for the first six months ended June 30, 2000, was $21.8 million, compared to cash used for financing activities of $10.5 million for the same period last year. Included in the cash provided for financing activities was the $20.0 million in new debt issued on May 4, 2000, $7.8 million in increased short-term debt, and $4.7 million in the issuance of 253,000 new shares of common stock for the Plan.

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During the second quarter of 2000, MGE's plant additions totaled $39.9 million, primarily due to the purchase of an 83-MW natural gas-fired combustion turbine which went into service in May. It is anticipated that capital expenditures for 2000 will be $76.4 million. Major projects include:

  An 83-MW natural gas-fired combustion turbine.
  MGE-owned backup generators that are located at customers' sites (distributed generation).
  A gas pipeline project.
  Improvements at MGE's Blount plant.
  Nitrogen oxide (NOx) emissions equipment at the jointly owned Columbia plant.
Other capital will be required in 2000 for a long-term debt maturity of $11.0 million in November. MGE uses its internally generated funds and short-term debt to satisfy the majority of its capital requirements. For larger capital investments, such as the new natural gas-fired combustion turbine, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the twelve months ended June 30, 2000, was 3.89 times. Below is a table of MGE's current credit ratings:

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium-Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

Results of Operations

Sales and Revenues

Electric

Retail sales increased 1.6% and 1.9% during the three and six months ended June 30, 2000, respectively. This increase is due to customer growth of approximately 2%.

Electric Sales (megawatt-hours)	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999	% Change	2000	1999	% Change
Residential	167,768	166,547	0.7	359,859	361,136	(0.4)
Large commercial	277,885	267,499	3.9	534,517	521,856	2.4
Small commercial	192,214	196,449	(2.2)	381,869	370,838	3.0
Other	78,595	74,884	5.0	142,112	137,933	3.0
Total Retail	716,462	705,379	1.6	1,418,357	1,391,763	1.9
Sales for Resale	74,108	71,570	3.5	167,391	109,266	53.2
Total Sales	790,570	776,949	1.8	1,585,748	1,501,029	5.6

Electric operating revenues increased $3.8 million, or 8.4%, for the three months ended and $9.5 million, or 11.1%, for the six months ended June 30. Revenues were up primarily due to a 3.5% increase in sales for resale, other ancillary service revenues such as wind energy and customer backup generation, and a 5.5% rate increase that became effective on January 1, 2000 (see Footnote 3, Rate Matters). Sales for resale positively impacted the first six months of 2000 due to a contract MGE entered into in March 1999 to sell 30 MW of firm energy and capacity to Wisconsin Public Power Inc.

Electric margins (revenues less fuel and purchased power) increased $2.8 million, or 9.2%, for the three months ended and $6.5 million, or 10.6%, for the six months ended June 30. This is primarily a result of the 5.5% rate increase mentioned above.

Gas

Retail gas deliveries increased 13.7% for the three months ended June 30, 2000. This was due primarily to an increase of 130 heating degree-days, or 17.9%, compared to the same period last year.

Retail gas deliveries decreased 0.8% for the six months ended June 30, 2000. This was due primarily to a decrease of 139 heating degree-days, or 3.4%, compared to the same period last year.

Gas margins (revenues less natural gas purchased) increased $1.0 million, or 15.1%, and $0.3 million, or 1.6%, for the three and six months ended June 30, 2000. The increase during the second quarter was due to a $0.2 million savings under the Gas Cost Incentive Mechanism which was started in November of 1999, $0.2 million in capacity release incentives, and $0.5 million from sales and transportation activities.

Gas Deliveries (thousands of therms)	Three Months Ended June 30,			Six Months Ended June 30,
	2000	1999	% Change	2000	1999	% Change
Residential	12,133	10,712	13.3	49,099	50,080	(2.0)
Commercial	10,319	9,040	14.2	39,610	39,387	0.6
Total Retail	22,452	19,752	13.7	88,709	89,467	(0.8)
Transport	9,709	8,916	8.9	24,332	24,668	(1.4)
Total Gas Deliveries	32,161	28,668	12.2	113,041	114,135	(1.0)

Electric Fuel and Purchased Power

Fuel costs for electric generation increased $1.3 million, or 17.7%, during the three months ended June 30, 2000. The generation provided from the Columbia Energy Center (Columbia) increased during the three months ended June 30, 2000, because scheduled maintenance for one of its units was approximately six weeks longer during the same period in 1999. Due to higher unit fuel costs at Columbia than at Kewaunee, this increase in fuel costs was only partially offset by Kewaunee being out of service approximately six weeks during the three months ended June 30, 2000, for scheduled refueling and maintenance.

Fuel costs for electric generation increased $1.1 million, or 7.5%, during the six months ended June 30, 2000. Kewaunee was out of service for scheduled maintenance and refueling for approximately six weeks. During the six months ended June 30, 2000, MGE relied on its other generating units that operate at higher fuel costs to meet customer needs.

Purchased power costs decreased $0.3 million, or 4.8%, for the three months ended June 30, 2000. This was due primarily to the availability of Columbia during the second quarter. Although Kewaunee was out for scheduled refueling and maintenance, as a result of relatively flat sales, Columbia was able to generate enough power to meet demand. This also reduced MGE's purchased-power requirements.

Purchased power cost increased $1.9 million, or 19.9%, for the six months ended June 30, 2000. This increase was primarily a result of the contractual agreement where MGE agreed to purchase 60 MW of power from Commonwealth Edison beginning in March of 1999.

Natural Gas

Natural gas costs increased $2.2 million, or 36.7%, for the three months ended June 30, 2000. This increase was due primarily to a 20% increase in gas prices for the second quarter of 2000 compared to 1999 and an increase in deliveries.

For the six months ended June 30, 2000, natural gas costs increased $2.2 million, or 7.6%. Although there was a slight decrease in deliveries of natural gas, 0.8%, it was offset by an approximate 9.0% increase in the cost of natural gas.

Other Electric Operating Expenses

Operating costs increased $0.8 million, or 5.0%, for the three months ended June 30, 2000. This is due primarily to an increase in payroll and benefits of $0.2 million, higher transmission wheeling expenses of $0.3 million, and general operating expenses of $0.2 million.

In addition, electric maintenance costs were up $1.7 million, or 37.6%. This increase was due to scheduled maintenance spending at Kewaunee and Blount of approximately $2.5 million. This was somewhat offset by decreased maintenance costs at Columbia.

General taxes increased $0.2 million, or 10.1%, due primarily to an increase in electric sales and natural gas deliveries.

Operating costs increased $1.7 million, or 5.0%, for the six months ended June 30, 2000. This is due primarily to an increase in payroll and benefits of $0.4 million, higher transmission wheeling expenses of $0.7 million, and general operating expenses of $0.4 million.

In addition, electric maintenance costs increased $2.8 million, or 38.2%. This increase is due primarily to an increase of $2.3 million for higher maintenance expenses at Kewaunee, the majority of which resulted from the spring 2000 refueling and maintenance outage.

General taxes increased $0.5 million, or 10.1%, due primarily to an increase in electric sales and natural gas deliveries.

Income Taxes

MGE's effective tax rate for the six months ended June 30, 2000, was 34.5%, down from the 1999 effective rate of 36.9%. The decrease in the effective tax rate is attributable to increased amortization of excess deferred taxes, primarily related to Kewaunee, and to increases in the tax credit earned from wind generation of electricity.

Excess deferred taxes are deferred taxes previously collected from customers when tax rates were higher than current statutory rates. The Company's wind farm generates electricity eligible for the federal renewable electricity production tax credit. For 2000, eligible wind generation will occur over the entire year, compared to 1999 when generation did not begin until June.

Other Income

Other income decreased $1.3 million, or 73.1%, for the three months ended June 30, 2000. This was due primarily to a decrease in earnings on the decommissioning funds in the amount of $0.6 million and some one-time benefits MGE received during the second quarter of 1999 of $0.6 million, after tax, related to MGE's gas marketing subsidiaries.

Other income decreased $0.8 million, or 41.3%, for the six months ended June 30, 2000. This was due to higher earnings in 1999 of approximately $0.2 million on decommissioning fund earnings and $0.4 million in one-time benefits received in the first half of 1999 on some outstanding legal and tax issues related to the gas marketing subsidiaries. Other income also includes the recognition of income from weather derivatives for $0.1 million which occurred during the first quarter of 2000.

Other Expenses

Total interest expense rose $0.3 million, or 11.1%, and $0.5 million, or 7.9%, for the three and six months ended June 30, 2000, respectively. MGE had higher levels of short-term debt in 2000, compared to the same period in 1999, as well as the interest on the $20.0 million new debt issue, which was issued on May 4, 2000.

Year 2000

MGE did not experience any latent issues related to the Y2K problem during the first quarter of 2000 and did not require additional spending. MGE does not expect any further expenditures.

New Accounting Pronouncement

In June 1999, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133." This new accounting standard delayed the effective date for FAS No. 133 until fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS No. 133." This standard amends accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities. Due to MGE's limited use of derivatives and hedging activities, FAS No. 138 is not expected to have a significant effect on MGE's results of operations or its financial position. MGE will adopt FAS No. 133 and FAS No. 138 on January 1, 2001.

PART II. OTHER INFORMATION

Item 4 - Results of Votes of Security Holders

MGE's Annual Meeting of Shareholders was held on May 9, 2000, in Madison, Wisconsin. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The election of three persons to serve as Class II Directors to hold office until 2003 was voted on by the shareholders at the meeting. Listed below are the nominees for Class II Director and the results of the voting.

The election of three members of the Board of Directors of Class II to hold office until 2003 are:

	For	Withhold Authority
John R. Nevin	12,558,534	203,978
H. Lee Swanson	12,569,430	193,082
Gary J. Wolter	12,569,899	192,613

No votes were cast for any other nominee. The directors continuing in office until the 2001 annual meeting are Richard E. Blaney, Frederic E. Mohs, and F. Curtis Hastings. The directors continuing in office until the 2002 annual meeting are Jean M. Biddick, David C. Mebane, and Regina M. Millner.

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

  Economic and market conditions in MGE's service territory.
  Magnitude and timing of capital expenditures.
  Regulatory environment (including restructuring the electric utility industry in Wisconsin).
  Availability and cost of power supplies.
Kewaunee Nuclear Power Plant

Kewaunee is jointly owned by MGE, Wisconsin Public Service Corp. (WPSC), and Alliant Energy. Kewaunee has been operated since 1974 by WPSC. The plant's license will expire in 2013.

Kewaunee began its scheduled outage for refueling and maintenance on April 22, 2000, and returned to service on June 2, 2000. The maintenance and refueling proceeded as planned with no significant unexpected repairs required. The plant is currently operating at 93% capacity. The next outage is scheduled for the fall of 2001 when the steam generators will be replaced.

On May 15, 2000, the Nuclear Regulatory Commission approved the transfer of Kewaunee's operating license to Nuclear Management Company, LLC (NMC). The transfer is expected to become effective in August 2000. Operation of Kewaunee will be directed by the management of NMC. Affiliates of four Midwest utilities formed NMC in February 1999 to operate and provide services for their nuclear generating plants to sustain long-term safety, optimize reliability and improve the operational performance of the individual nuclear generating plants. Overall plant operations will continue to be staffed by the same plant personnel.

Item 6(a) - Exhibits

Exhibit 4 Indenture of Mortgage and Deed of Trust between MGE and Firstar Trust Company, as Trustee (and supplements). Indenture between MGE and Bank One, N.A., as Trustee, dated as of September 1, 1998. Reference was provided in MGE's 1999 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12 Ratio of Earnings to Fixed Charges.

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

Madison Gas and Electric Company (Registrant)
Date: August 14, 2000	/s/ Gary J. Wolter
President and Chief Executive Officer (Duly Authorized Officer)
Date: August 14, 2000	/s/ Terry A. Hanson
Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)