Form 10-Q
period 2000-09-30
MADISON GAS & ELECTRIC CO
filed 2000-11-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2000
or
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

Common Stock Outstanding at November 14, 2000: 16,531,569 Shares

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

Liquidity and Capital Resources

Results of Operations

PART II. OTHER INFORMATION

Item 5 - Other Information

Item 6(a) - Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per-share amounts)	Sept. 30		Sept. 30
	2000	1999	2000	1999
Operating Revenues
Electric	$59,563	$55,439	$154,629	$141,042
Gas	12,398	9,036	66,031	60,129
Total Operating Revenues	71,961	64,475	220,660	201,171

Operating Expenses
Fuel for electric generation	11,277	9,957	27,341	24,907
Purchased power	5,373	8,933	16,605	18,305
Natural gas purchased	6,227	3,653	37,358	32,596
Other operations	16,656	16,621	51,050	49,363
Maintenance	3,689	3,132	13,794	10,446
Depreciation and amortization	8,969	8,715	26,017	26,233
Other general taxes	2,478	2,295	7,670	7,012
Income tax provision	5,295	3,043	11,308	8,848
Total Operating Expenses	59,964	56,349	191,143	177,710

Net Operating Income	11,997	8,126	29,517	23,461

AFUDC - equity funds	75	66	264	218
Other income, net	114	820	1,267	2,785
Income Before Interest Expense	12,186	9,012	31,048	26,464

Interest Expense
Interest on long-term debt	3,258	2,877	9,219	8,626
Other interest	521	140	1,029	385
AFUDC - borrowed funds	(39)	(34)	(136)	(112)
Net Interest Expense	3,740	2,983	10,112	8,899

Net Income	$ 8,446	$ 6,029	$ 20,936	$ 17,565

Earnings Per Share of Common Stock (basic & diluted) (Note 2)	$0.51	$0.38	$1.28	$1.09

The accompanying notes are an integral part of the above statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30		Sept. 30
	2000	1999	2000	1999
Operating Activities
Net income	$ 8,446	$ 6,029	$20,936	$17,565
Items not affecting cash:
Depreciation and amortization	8,969	8,715	26,017	26,233
Deferred income taxes	11	(895)	85	(559)
Amortization of nuclear fuel	630	662	1,571	1,982
Amortization of investment tax credits	(182)	(185)	(545)	(554)
AFUDC - equity funds	(75)	(66)	(264)	(218)
Other noncash items	-	(503)	(438)	-
Changes in working capital, excluding cash equivalents, sinking funds, maturities, and short-term debt:
(Increase)/decrease in current assets	(9,339)	(5,694)	(2,662)	7,603
Increase/(decrease) in current liabilities	(489)	3,293	(2,144)	2,770
Other noncurrent items, net	950	1,708	2,967	6,165
Cash Provided by Operating Activities	8,921	13,064	45,523	60,987

Investing Activities
Additions to utility plant and nuclear fuel	(9,783)	(13,244)	(62,786)	(38,286)
AFUDC - borrowed funds	(39)	(34)	(136)	(112)
Increase in nuclear decommissioning fund	(2,957)	(2,795)	(7,992)	(8,529)
Cash Used for Investing Activities	(12,779)	(16,073)	(70,914)	(46,927)

Financing Activities
Issuance of common stock	2,091	-	6,797	-
Cash dividends on common and preferred stock	(5,439)	(5,279)	(16,117)	(15,758)
Issuance of long-term debt	15,000	-	35,000	-
Increase/(decrease) in short-term debt	(8,500)	-	(750)	-
Cash Provided by/(Used for) Financing Activities	3,152	(5,279)	24,930	(15,758)

Change in Cash and Cash Equivalents	(707)	(8,288)	(461)	(1,698)
Cash and cash equivalents at beginning of period	2,194	13,840	1,948	7,250
Cash and cash equivalents at end of period	$ 1,487	$ 5,552	$ 1,487	$ 5,552

The accompanying notes are an integral part of the above statements.

Condensed Consolidated Balance Sheets

(In thousands) ASSETS	Sept. 30 2000 (unaudited)	Dec. 31 1999
Utility Plant (at original cost, in service)
Electric	$612,243	$554,392
Gas	193,425	190,137
Gross plant in service	805,668	744,529
Less accumulated provision for depreciation	(507,166)	(484,428)
Net plant in service	298,502	260,101
Construction work in progress	27,238	31,134
Nuclear decommissioning fund	104,419	97,056
Nuclear fuel, net	7,468	6,534
Total Utility Plant	437,627	394,825
Other Property and Investments	3,723	3,591
Current Assets
Cash and cash equivalents	1,487	1,948
Accounts receivable, less reserves of $1,483 and $1,224	27,230	27,913
Unbilled revenue	11,462	13,167
Materials and supplies, at lower of average cost or market	7,167	6,149
Fossil fuel, at lower of average cost or market	3,501	4,061
Stored natural gas, at lower of average cost or market	15,436	10,039
Prepayments	7,060	7,865
Total Current Assets	73,343	71,142
Deferred Charges	24,452	25,952
Total Assets	$539,145	$495,510
CAPITALIZATION AND LIABILITIES
Capitalization	$380,930	$334,285
Current Liabilities
Long-term debt due within one year	11,200	11,200
Short-term debt - commercial paper	15,000	15,750
Accounts payable	15,548	19,553
Accrued liabilities	8,211	8,550
Other	7,032	5,270
Total Current Liabilities	56,991	60,323
Other Credits
Deferred income taxes	43,066	42,981
Investment tax credit - deferred	8,654	9,199
Regulatory liabilities	26,924	27,953
Other deferred liabilities	22,580	20,769
Total Other Credits	101,224	100,902
Total Liabilities	158,215	161,225
Total Capitalization and Liabilities	$539,145	$495,510

The accompanying notes are an integral part of the above statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2000

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

1. Nuclear Decommissioning

Nuclear decommissioning costs for the Kewaunee Nuclear Power Plant (Kewaunee) are currently being accrued for full cost recovery by the end of 2002. These costs are currently recovered from customers in rates and are deposited in external trusts. MGE is presently funding decommissioning costs at $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of September 30, 2000, these trusts totaled $104.4 million (pretax fair market value) and are offset by an equal amount under accumulated provision for depreciation.

MGE's share of Kewaunee decommissioning costs is estimated to be $91.8 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning.

2. Per-share Amounts

Since there are no dilutive items, earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended September 30, 2000 and 1999, there were 16,444,332 and 16,079,718 average shares outstanding, respectively. Dividends declared and paid per share of common stock for the same three months were $0.331 and $0.328.

For the nine months ended September 30, 2000 and 1999, there were 16,325,647 and 16,079,718 average shares outstanding, respectively. Dividends declared and paid per share of common stock for the same nine months were $0.987 and $0.980.

3. Rate Matters

In January 2000, the Public Service Commission of Wisconsin (PSCW) approved an electric rate increase of $9.7 million, or 5.5%. This electric rate increase was needed to cover higher fuel costs in 2000, an increase in backup generator costs, and repairs at Kewaunee. In MGE's previous rate case, ownership of Kewaunee was assumed to be transferred to Wisconsin Public Service Corp. (WPSC) in the spring of 2000--when steam generators were scheduled to be replaced. Delays in manufacturing the steam generators postponed replacement until the fall of 2001. MGE will continue to recover to its share of Kewaunee operating and maintenance costs through rates. These new rates will remain in place until the next rate order which is scheduled to become effective in January 2001.

MGE had contracted with WPSC to build and operate an 83-MW natural gas-fired combustion turbine near Marinette, Wisconsin. MGE received rate recovery for this asset and related operations and maintenance expenses. The revenue collected in 1999 ($1.7 million) and the first five months of 2000 ($0.8 million) associated with this asset was deferred until the unit was purchased in June 2000. The revenues recognized since the asset was purchased in June 2000 totaled $0.4 million in the second quarter of 2000 and $1.0 million in the third quarter of 2000.

On April 17, 2000, MGE filed with the PSCW a request to increase electric rates by 4.9% and natural gas rates by 4.4% effective January 2001. The increase in electric rates would cover rising fuel costs and address increased system demands, while the increase on the gas side would cover costs for additional infrastructure improvements. The PSCW conducted its audit during the second quarter of this year, and hearings took place in September. An order is expected by the end of the year.

4. Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, and net cash receipts from income tax expense net of refunds were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(Thousands of dollars)	2000	1999	2000	1999
Interest paid, net of amounts capitalized	$2,812	$2,100	$9,141	$7,963
Income taxes paid, net	$1,025	$4,501	$10,578	$10,105

5. Commitments

Purchased Power Contracts

The Company has several power purchase contracts which help meet a portion of MGE's current and future electric supply requirements. Below is a table detailing the commitments entered into in 2000:

Date Entered Into	Period	Capacity Amount	Estimated Commitments (per year)
April 2000*	May 1, 2002 to April 30, 2012	50 megawatts	$5.4
June 2000	May 1, 2002 to April 30, 2007	50 megawatts	$5.6
October 2000	Summer 2001 peak demand period	30 megawatts	$2.8
*In October 2000, a transmission continency to the agreement was satisfied extending the term of the agreement through April 30, 2012.

As of November 2000, MGE's total commitments for Power Purchase Agreements executed for capacity are estimated to be $9.5 million in 2000, $6.3 million in 2001, $10.9 million in 2002, $14.7 million in 2003, and $11.0 million in 2004. Management expects to recover these costs in future customer rates.

Purchased Gas Contracts

MGE has several natural gas supply and transportation contracts that provide for the availability of firm gas supply and firm pipeline capacity under which it must make fixed monthly payments. The pricing component of the fixed monthly payment for these contracts is established but is subject to change by the Federal Energy Regulatory Commission. These payments are estimated to be $15.6 million in 2000, $15.8 million in 2001, $14.4 million in 2002, and $12.4 million in 2003 and 2004. Management expects to recover these costs in future customer rates.

6. Financial Instruments

During 2000, MGE entered into weather derivatives to hedge a portion of its gas margin against abnormally warm weather. MGE does not enter into weather derivatives for trading or speculative purposes. MGE accounts for these weather derivatives in accordance with EITF 99-2, "Accounting for Weather Derivatives." EITF 99-2 requires that any entity that purchases a nonexchange-traded weather derivative in connection with nontrading activities should amortize to expense any premium paid and recognize any gains or losses currently in earnings. Amortization of these premiums and any gains or losses on these weather derivatives are recorded in other income. MGE is exposed to credit loss in the event of nonperformance by counter parties to these weather derivatives. However, MGE has strict credit guidelines and only enters into transactions with companies that meet or exceed these guidelines. MGE considers the risk of counter-party default to be minimal.

MGE's current weather derivative has a contract term of March 2000 and November 2000 through March 2001. The transaction type is a Heating Degree Day (HDD) option (one-directional risk) with a HDD floor amount. MGE is also amortizing the premium payment for this transaction based on budgeted HDD for each month of the contract. No income or loss has yet been recognized on this weather derivative.

MGE purchased nonexchange-traded financial put options during the third quarter to reduce the impact on customers of wintertime price declines on natural gas purchased and injected into storage during the summer and withdrawn during the winter months. The financial put options have contract terms of January 2001 and February 2001. Under MGE's natural gas risk management program approved by the PSCW, the cost of the put options, as well as the gains or losses realized, will be recovered in their entirety under the purchased gas adjustment clause and will not affect net income. The fair value of the puts as of September 30, 2000, was $63,600.

7. Gas Marketing Subsidiaries

MGE resolved certain contingencies related to some outstanding legal issues for its gas marketing subsidiaries which resulted in a one-time benefit for the first quarter of $0.3 million after tax. No further activity took place during the second or third quarters.

8. Other Long-Term Debt Issue

On May 4, 2000, MGE issued $20.0 million of unsecured, variable-rate Medium-Term Notes maturing on May 3, 2002. Interest on these notes will be paid quarterly on the third Wednesday of March, June, September, and December. The variable rate, based on the three-month London Interbank Offering Rate plus 13 basis points, was 6.79% as of September 30, 2000. The proceeds from the issuance of these notes were used to finance an 83-MW natural gas-fired combustion turbine that MGE purchased from WPSC.

On September 20, 2000, MGE issued $15 million of unsecured, Medium-Term Notes, at a rate of 7.49%, maturing on September 20, 2007. Interest on these notes will be paid semiannually on March 1 and September 1. The proceeds from the issuance of these notes will be used to retire the $11.0 million, 6.01% debt issue due November 10, 2000.

9. New Accounting Pronouncement

In June 1999, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS No. 133." This new accounting standard delayed the effective date for FAS No. 133 until fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS No. 133." This standard amends accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities. Management is evaluating the impact of FAS No. 133 and FAS No. 138 on MGE's results of operations and its financial position. MGE will adopt FAS No. 133 and FAS No. 138 on January 1, 2001.

10. Segment Information

The following tables show MGE's segment information for electric and gas operations.

(In thousands)	Electric		Gas		Consolidated
Three Months Ended Sept. 30	2000	1999	2000	1999	2000	1999
Revenues	$59,563	$55,439	$12,398	$9,036	$71,961	$64,475
Net Operating Income	$11,937	$8,372	$60	$(246)	$11,997	$8,126

Nine Months Ended Sept. 30
Revenues	$154,629	$141,042	$66,031	$60,129	$220,660	$201,171
Net Operating Income	$23,715	$17,987	$5,802	$5,474	$29,517	$23,461

	Electric	Gas	Other	Consolidated
Assets:
September 30, 2000	$382,106	$120,293	$36,746	$539,145
December 31, 1999	$342,130	$114,881	$38,499	$495,510
Capital Expenditures:
September 30, 2000	$56,012	$6,774	$ -	$62,786
September 30, 1999	$33,500	$4,786	$ -	$38,286

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Provided by Operating Activities

Cash provided by operating activities decreased $4.1 million, or 32%, for the third quarter of 2000 as compared to the same period in 1999. This is primarily due to a $9.3 million increase in MGE's current assets. The increase in current assets is attributed primarily to an $8.1 million increase in stored natural gas.

Cash provided by operating activities for the nine months ended September 30, 2000, decreased $15.5 million, or 25%, compared to last year. During the first nine months of 2000, current assets increased $2.7 million, during the same period in 1999 they decreased $7.6 million, a difference of $10.3 million. Stored natural gas is up substantially for the nine months ended September 30, 2000, when compared to the same period in 1999. This is due to the significant increase in natural gas prices. Current liabilities also decreased $2.1 million during the first nine months of 2000 as compared to an increase of $2.8 million for the same period in 1999, a difference of $4.9 million.

Cash Used for Investing Activities

Cash used for investing activities decreased by $3.3 million, or 20%, during the third quarter. Additions to utility plant and nuclear fuel decreased $3.5 million during this time period compared to the same period last year. During the third quarter of 1999, MGE recorded additions for several major projects, most notably MGE's wind farm.

Cash used for investing activities increased $24.0 million, or 51%, during the first nine months of 2000. This is due to an increase in plant additions of $24.5 million relating to the purchase of an 83-MW natural gas-fired combustion turbine which went into service in June.

Cash Used for Financing and Capital Resource Activities

During the third quarter of 2000, MGE provided $3.2 million of net cash from financing activities compared to using a net of $5.3 million during the third quarter of 1999. MGE issued $15.0 million in unsecured, Medium-Term Notes in September. MGE will use the new debt issue to retire other long-term debt. MGE received $2.1 million of net cash during the third quarter through the issuance of 103,000 new shares of common stock for its Dividend Reinvestment and Direct Stock Purchase Plan (Plan). Short-term debt decreased $8.5 million during the three-month period ended September 30, and MGE paid $5.4 million in common stock dividends.

Cash provided from financing activities for the first nine months ended September 30, 2000, was $25.0 million compared to cash used for financing activities of $15.8 million for the same period last year. Included in the cash provided from financing activities was $35 million in new debt issuance and $6.8 million in the issuance of 356,000 new shares of common stock for the Plan. MGE paid $16.1 million in common stock dividends for the nine months ended September 30, 2000.

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During the first nine months, MGE's plant additions totaled $62.8 million mainly due to the purchase of an 83-MW natural gas-fired combustion turbine, which went into service in June, and customer backup generation. The remaining expenditures for 2000 consist of the following major projects:

  A gas pipeline project
  Improvements at MGE's Blount plant
  Nitrogen oxide emissions equipment at the jointly owned Columbia plant

Other 2000 capital requirements include a long-term debt maturity of $11.0 million in November. MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. For larger capital investments, such as the new natural gas-fired combustion turbine, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the 12 months ended September 30, 2000, was 4.07 times. Below is a table of MGE's current credit ratings:

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium-Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

Results of Operations

Sales and Revenues

Electric

Retail sales increased 1.1% and 1.6% during the three and nine months ended September 30, 2000, respectively.

Electric Sales (megawatt-hours)	Three Months Ended September 30,			Nine Months Ended September 30,
	2000	1999	% Change	2000	1999	% Change
Residential	226,207	228,034	(0.8)	586,065	589,170	(0.5)
Large commercial	296,926	296,119	0.3	831,446	817,975	1.6
Small commercial	216,333	208,675	3.7	598,202	579,513	3.2
Other	89,243	87,159	2.4	231,353	225,093	2.8
Total Retail	828,709	819,987	1.1	2,247,066	2,211,751	1.6
Sales for Resale	75,619	85,268	(11.3)	243,010	194,534	24.9
Total Sales	904,328	905,255	(0.1)	2,490,076	2,406,285	3.5

Electric operating revenues increased $4.1 million, or 7.4%, for the three months ended and $13.6 million, or 9.6%, for the nine months ended September 30. Revenues were up despite relatively flat sales for a number of reasons:

- A 5.5% rate increase effective on January 1, 2000 ($2.4 million and $8.1 million for the quarter and nine-month period ended September 30, 2000, respectively; see Note 3 to the financial statements, Rate Matters).

- An increase in electric generating assets (an 83-MW natural gas-fired combustion turbine) which MGE earns a return on ($1.0 million and $1.4 million for the quarter and nine-month period ended September 30, 2000, respectively).

- An increase in electric ancillary services such as wind energy and customer backup generation ($0.2 million and $0.6 million for the quarter and nine-month period ended September 30, 2000, respectively).

- Increased customer demand charges ($0.4 million and $1.9 million for the quarter and nine-month period ended September 30, 2000, respectively).

Sales for resale positively impacted the first nine months of 2000 due to a contract MGE entered into in March 1999 to sell 30 MW of firm energy and capacity to Wisconsin Public Power Inc.

Electric margins (revenues less fuel and purchased power) increased $6.4 million, or 17.4%, for the three months ended and $12.9 million, or 13.1%, for the nine months ended September 30. This is primarily a result of the reasons mentioned above. MGE has internally generated more of its power needs during this year's third quarter as compared to 1999, thus relying less on higher purchased power cost.

Gas

Retail gas deliveries increased 6.6% for the three months ended September 30, 2000. Retail gas deliveries were relatively flat for the nine months ended September 30, 2000.

Gas revenues increased $3.4 million, or 37%, and $5.9 million, or 10%, for the three and nine months ended September 30, 2000. This was primarily due to higher gas costs that were passed onto customers through the purchased gas adjustment clause.

Gas margins (revenues less natural gas purchased) increased $0.8 million, or 14.6%, and $1.1 million, or 4.1%, for the three and nine months ended September 30, 2000, compared to the same periods last year. The increase during the third quarter was due to a $0.2 million savings under the gas cost incentive mechanism which started in November 1999, $0.1 million in capacity release incentives, and $0.5 million from sales and transportation activities.

Gas Deliveries (thousands of therms)	Three Months Ended September 30,			Nine Months Ended September 30,
	2000	1999	% Change	2000	1999	% Change
Residential	6,106	5,728	6.6	55,205	55,807	(1.1)
Commercial	7,462	6,998	6.6	47,072	46,385	1.5
Total Retail	13,568	12,726	6.6	102,277	102,192	0.1
Transport	7,698	8,537	(9.8)	32,030	33,205	(3.5)
Total Gas Deliveries	21,266	21,263	0.0	134,307	135,397	(0.8)

Electric Fuel and Purchased Power

Fuel costs for electric generation increased $1.3 million, or 13.3%, during the three months ended September 30, 2000. MGE's fuel for electric generation increased due to the addition of an 83-MW natural gas-fired combustion turbine. MGE generated more power to meet its needs with its own generating units.

Fuel costs for electric generation increased $2.4 million, or 9.8%, during the nine months ended September 30, 2000. Kewaunee was out of service for scheduled maintenance and refueling for approximately six weeks. During the nine months ended September 30, 2000, MGE relied on its other generating units that operate at higher fuel costs to meet customers' needs.

Purchased power costs decreased $3.6 million, or 39.9%, for the three months ended September 30, 2000. MGE's increase in generating assets (especially the 83-MW natural gas-fired combustion turbine which came on line in June) reduced MGE's purchased power requirements. Also during the third quarter of 1999, MGE incurred higher purchased power costs due to the effects of the extremely hot weather conditions in July and unexpected outages at its Columbia and Blount generating units. During 2000, both Columbia and Blount generating units remained on line for a majority of the third quarter thus reducing MGE's purchased power requirements.

Purchased power costs decreased $1.7 million, or 9.3%, for the nine months ended September 30, 2000. This was primarily a result of MGE's increase in generation, as described above, and unexpected outages during the first nine months of 1999 at its Columbia plant.

Natural Gas

Natural gas costs rose $2.6 million, or 70.5%, for the three months ended September 30, 2000. This increase was due primarily to a 67% rise in gas prices for the third quarter of 2000 compared to 1999.

For the nine months ended September 30, 2000, natural gas costs increased $4.8 million, or 14.6%. Although there was a decrease in total deliveries of natural gas, it was offset by an approximate 46% increase in the cost of natural gas.

Other Electric Operating Expenses

Operating costs remained flat for the three months ended September 30, 2000, compared to the same period in the prior year. In addition, electric maintenance costs were up $0.6 million, or 17.8%. This increase was due to approximately $0.5 million in scheduled maintenance at Kewaunee and Blount.

Operating costs increased $1.7 million, or 3.4%, for the nine months ended September 30, 2000. This is due primarily to a $0.4 million rise in payroll and benefits, higher transmission wheeling expenses of $0.6 million, and general operating expenses of $0.7 million. Electric maintenance costs increased $3.3 million, or 32.1%. This increase is due primarily to an additional $2.6 million for higher maintenance expenses at Kewaunee, most of which resulted from the spring 2000 refueling and maintenance outage.

General taxes increased $0.2 million, or 8.0%, for the third quarter 2000 and $0.7 million, or 9.4%, for the nine months ended September 30, 2000, due primarily to increased electric sales and natural gas deliveries.

Income Taxes

MGE's effective tax rate for the three and nine months ended September 30, 2000, was 39.5% and 36.6% respectively, compared to the 1999 effective tax rate of 37.2%. The decrease in the effective tax rate for the third quarter is due to increased amortization of excess deferred taxes (primarily related to Kewaunee) and to increases in the tax credit earned from wind generation of electricity. Income taxes increased over $2.0 million for the third quarter and for the nine months ended September 30, 2000, primarily due to higher operating income.

Excess deferred taxes are deferred taxes previously collected from customers when tax rates were higher than current statutory rates. MGE's wind farm generates electricity eligible for the federal renewable electricity production tax credit. For 2000, eligible wind generation will occur over the entire year, compared to 1999 when generation did not begin until June.

Other Income

Other income decreased $0.7 million, or 86%, for the three months ended September 30, 2000, primarily due to MGE's donation in the amount of $0.5 million for a business start-up facility within its service territory. Also, during the third quarter of 1999, MGE reversed some one-time outstanding contingencies related to one of its gas marketing subsidiaries in the amount of $0.3 million (after tax).

Other income was down $1.5 million, or 54.5%, for the nine months ended September 30, 2000. During this same period in 1999, approximately $0.6 million more was earned on the decommissioning fund and a one-time benefit of $0.9 million (after tax) was received on some outstanding legal and tax issues related to the gas marketing subsidiaries.

Other Expenses

Total interest expense rose $0.8 million, or 25.3%, and $1.2 million, or 13.6%, for the three and nine months ended September 30, 2000, respectively. Compared to 1999, MGE had higher levels of short-term debt and the interest on the $35.0 million in new debt ($20 million issued on May 4, 2000, and $15 million issued on September 20, 2000).

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

In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FAS No. 133." This standard amends accounting and reporting standards of FAS 133 for certain derivative instruments and hedging activities. Management is evaluating the impact of FAS No. 133 and FAS No. 138 on MGE's results of operations or its financial position. MGE will adopt FAS No. 133 and FAS No. 138 on January 1, 2001.

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

MGE Joins Independent Transmission Company

MGE has agreed to join the American Transmission Company LLC (ATC), creating an independent transmission system. ATC was created as a result of Reliability 2000 legislation, part of 1999 Wisconsin Act 9. All other major Wisconsin electric utilities have committed to join the ATC. The ATC's effective date of operation is January 1, 2001. Under the agreement with ATC, MGE will transfer a majority of its transmission assets to the ATC on January 1, 2001. MGE will receive an ownership interest in the ATC equal to its share of contributed transmission assets. MGE retains the right to withdraw from this agreement before year-end.

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

Madison Gas and Electric Company (Registrant)
Date: November 14, 2000	/s/ Gary J. Wolter
President and Chief Executive Officer (Duly Authorized Officer)
Date: November 14, 2000	/s/ Terry A. Hanson
Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)