Form 10-Q
period 2001-03-31
MADISON GAS & ELECTRIC CO
filed 2001-05-15
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2001
or
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

Common Stock Outstanding at May 14, 2001: 16,743,766 Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Statements of Income for three months ended March 31, 2001 and 2000 (unaudited)
Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2001 and 2000 (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and Dec. 31, 2000
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION
Item 5 - Other Information
Item 6(a) - Exhibits
Item 6(b) - Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (unaudited)

For the three months ended March 31
(In thousands, except per-share amounts)	2001	2000
Operating Revenues
Electric	$49,438	$46,904
Gas	72,592	37,639
Total Operating Revenues	122,030	84,543

Operating Expenses
Fuel for electric generation	11,223	7,230
Purchased power	3,837	4,614
Natural gas purchased	55,058	22,799
Other operations	18,566	16,742
Maintenance	4,104	4,038
Depreciation and amortization	8,950	8,544
Other general taxes	2,909	2,603
Income tax provision	5,301	5,566
Total Operating Expenses	109,948	72,136

Net Operating Income	12,082	12,407

AFUDC - equity funds	89	110
Equity earnings in ATC	755	-
Other income, net	468	671
Income before interest expense and cumulative effect of a change in accounting principle	13,394	13,188

Interest on long-term debt	3,306	2,873
Other interest	524	262
AFUDC - borrowed funds	(50)	(57)
Net Interest Expense	3,780	3,078
Net income before cumulative effect of a change in accounting principle	9,614	10,110
Cumulative effect of a change in accounting principle, net of tax benefit of $78	(117)	-
Net Income	$9,497	$10,110

Earnings Per Share of Common Stock (basic & diluted):
Income before cumulative effect of a change in accounting principle	$0.58	$0.62
Cumulative effect of a change in accounting principle	(0.01)	-
Net Income	$0.57	$0.62

Average Shares Outstanding (basic and diluted)	16,656	16,200

The accompanying notes are an integral part of the above statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31
(In thousands)	2001	2000
Operating Activities
Net income	$ 9,497	$10,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,950	8,544
Deferred income taxes	348	(342)
Amortization of nuclear fuel	618	643
Amortization of investment tax credits	(143)	(181)
AFUDC - equity funds	(89)	(110)
Equity earnings in ATC	755	-
Cumulative effect of change in accounting principle	117	-
Other noncash items	-	(424)
Changes in working capital, excluding cash equivalents, sinking funds, maturities, and short-term debt:
Decrease in current assets	14,524	9,960
Increase/(decrease) in current liabilities	(1,851)	3,175
Other noncurrent items, net	1,025	3,695
Cash Provided by Operating Activities	33,751	35,070

Investing Activities
Additions to utility plant and nuclear fuel	(5,069)	(13,109)
AFUDC - borrowed funds	(50)	(57)
Increase in nuclear decommissioning fund	(2,535)	(2,594)
Cash Used for Investing Activities	(7,654)	(15,760)

Financing Activities
Issuance of common stock	2,413	2,224
Cash dividends on common stock	(5,510)	(5,316)
Decrease in short-term debt	(22,000)	(15,750)
Cash Used for Financing Activities	(25,097)	(18,842)

Change in Cash and Cash Equivalents	1,000	468
Cash and cash equivalents at beginning of period	4,307	1,948
Cash and cash equivalents at end of period	$ 5,307	$2,416

The accompanying notes are an integral part of the above statements.

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2000 (Unaudited)	Dec. 31, 2000
ASSET
Utility Plant (at original cost, in service)
Electric	$545,270	$622,209
Gas	198,806	197,093
Gross Plant in Service	744,076	819,302
Less accumulated provision for depreciation	(472,934)	(510,381)
Net Plant in Service	271,142	308,921
Construction work in progress	23,387	22,863
Nuclear decommissioning fund	97,741	102,891
Nuclear fuel, net	6,362	6,979
Total Utility Plant	398,632	441,654
Other Property and Investments	3,674	3,988
Investment in ATC	38,956	-
Total other property and investments	42,630	3,988
Current Assets
Cash and cash equivalents	5,307	4,307
Accounts receivable, less reserves of $2,486 and $2,071, respectively	42,430	38,161
Unbilled revenue	20,109	27,900
Materials and supplies, at lower of average cost or market	8,054	7,735
Fossil fuel, at lower of average cost or market	3,995	3,872
Stored natural gas, at lower of average cost or market	241	9,785
Prepaid taxes	5,512	7,539
Other prepayments	1,348	1,221
Total Current Assets	86,996	100,520
Deferred Charges	23,137	25,442
Total Assets	$551,395	$571,604
CAPITALIZATION AND LIABILITIES
Capitalization	$390,157	$383,749
Current Liabilities
Long-term debt due within one year	200	200
Interim loans - commercial paper outstanding	22,000	44,000
Accounts payable	21,922	28,792
Accrued taxes	8,304	2,550
Accrued interest	3,810	3,162
Other current liabilities	7,150	8,533
Total Current Liabilities	63,386	87,237
Other Credits
Deferred income taxes	43,669	43,321
Regulatory liabilities	21,738	26,517
Investment tax credit - deferred	6,631	8,472
Other deferred liabilities	25,814	22,308
Total Liabilities	161,238	187,855
Total Capitalization and Liabilities	$551,395	$571,604

The accompanying notes are an integral part of the above statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2001

MGE prepared these consolidated financial statements, without audit (except for balance sheet information at December 31, 2000), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. MGE believes the disclosures provided are accurate and not misleading. MGE management believes it has made all normal recurring adjustments needed to present fairly the financial statements and notes in this report.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes on pages 20 through 35 of MGE's 2000 Annual Report to Shareholders and as filed on Form 10-K.

1. Nuclear Decommissioning

Nuclear decommissioning costs for the Kewaunee Nuclear Power Plant (Kewaunee) are currently being accrued for full cost recovery by the end of 2002. These costs are currently recovered from customers in rates and are deposited in external trusts. MGE is presently funding decommissioning costs at $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of March 31, 2001, these trusts totaled $97.7 million (pretax fair market value) and are offset by an equal amount under accumulated provision for depreciation.

MGE's share of Kewaunee decommissioning costs is estimated to be $94.4 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning.

2. Per-share Amounts

Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended March 31, 2001 and 2000, there were 16,656,202 and 16,199,669 shares outstanding, respectively.

Dividends declared and paid per share of common stock for the three months ended March 31, 2001 and 2000, were $0.331 and $0.328, respectively.

3. Rate Matters

In January 2001, the Public Service Commission of Wisconsin (PSCW) authorized (1) an electric rate increase of $7.5 million, or 3.9%, to cover rising fuel costs and increased system demands, (2) a natural gas rate increase of $3.4 million, or 2.7%, for improving the gas delivery system, and (3) a return on common stock equity of 12.9%. MGE's next rate case period is expected to begin Jan. 1, 2003. The PSCW will allow a rate case to be reopened if there are significant and material items in the second year of the biennial period and the impact of those items is uncertain at the time of the audit. MGE has a limited reopener in its current rate case to reflect items that may significantly impact rates for 2002. MGE's reopener will reflect the full-year impact of the disposition of Kewaunee and also address implementing a proposed automated meter reading system.

MGE has filed an application with the PSCW for a temporary increase in electric rates for 2001 of 2.7%. The temporary rate increase is primarily due to the higher natural gas costs used to generate electricity. The rate change was approved by the Commission on May 8, 2001, and will be effective from the spring through the end of the year.

4. Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, net cash payments for income taxes, and the investment in the American Transmission Company (ATC) were as follows:

Three months ended March 31 (In thousands)	2001	2000
Interest paid, net of amounts capitalized	$ 3,131	$2,182
Income taxes paid, net	$ 684	$1,451
Investment in ATC (see Footnote 6)	$43,612	$ -

5. Cumulative Impact of a Change in Accounting Principle

MGE is potentially exposed to market risk associated with interest rates, commodity prices, and equity returns. MGE has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

MGE manages its interest rate risk by limiting its variable rate exposure by using certain financial instruments to lock in fixed rates and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on its long-term debt until such debt matures and is refinanced at the then applicable rates.

MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for the recovery of electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE uses weather derivatives to reduce the impact of weather volatility on its margins related to gas operations. In February 2000, MGE purchased a nonexchange-traded heating degree day put option covering the periods of March 2000 and November 2000 through March 2001. The weather derivative expired on April 1 with no value.

MGE currently funds its liabilities related to employee benefits and nuclear decommissioning through trust funds. MGE's risk of expense and annuity payment variations as a result of changes in the market value of the trust funds is mitigated in part through future rate actions by the PSCW.

MGE has entered into a limited number of commodity contracts related to purchased gas and power agreements with commodity price components. Management believes that any gains or losses resulting from the settlement of these agreements will be collected from or refunded to customers under current rate tariffs with the PSCW. The derivative amounts to be recorded as a result of these contracts will be offset with a corresponding regulatory asset and liability pursuant to FAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

MGE has a swap agreement with a commercial bank at a notional amount of $5.0 million, backed by MGE's commercial paper. MGE pays a fixed rate of 6.91% on the swap, which was used to retire a portion of MGE's 7.70%, 2028 Series, First Mortgage Bonds. MGE's commercial paper swap agreement has been classified as a derivative. MGE's adoption of FAS No. 133 resulted in an after-tax charge of $0.1 million, which is reflected in the statement of income as a cumulative effect of a change in accounting principle.

For the three-month period ended March 31, 2001, MGE recognized a net loss of $0.1 million (after tax) to other income in the statement of income. This was a result of the change in the fair value of the derivative from the adoption of FAS No. 133 to the end of the first quarter.

6. Investment in American Transmission Company LLC (ATC)

On Jan. 1, 2001, MGE transferred its electric transmission facilities to ATC. ATC is a joint venture of Wisconsin investor-owned utilities, several Wisconsin municipal utilities, electric cooperatives, and power supply agencies. ATC owns and operates most of Wisconsin's transmission system. ATC was authorized by Wisconsin Reliability 2000 legislation and is rate regulated by the Federal Energy Regulatory Commission (FERC). MGE is also regulated as to its business practices and construction projects by the PSCW. MGE contracts with ATC for transmission services and expects to earn a return on its investment in ATC approximately equal to the return it would have earned by retaining its transmission assets.

MGE's investment in ATC is accounted for on the equity method of accounting. Investors in ATC have an ownership interest equal to their ratable share of property transferred adjusted by deferred income taxes and accumulated deferred investment tax credit. MGE's investment in ATC (approximately 6%) is carried at net book value of the transferred transmission plant and construction work in progress (CWIP), reduced by the FAS 109 regulatory liability and deferred investment tax credit attributable to the transmission assets. The following is MGE's initial investment in ATC:

(In millions)
Utility transmission plant cost	$78.9
Transmission CWIP	1.9
Utility transmission plant accumulated depreciation	(37.2)
Investment in ATC	43.6
Less FAS 109 regulatory liability and deferred investment tax credit attributable to transmission plant	(5.5)
Initial investment carrying value in ATC	$38.1

The reduction to the investment carrying value for the transmission component of the FAS 109 regulatory liability and deferred investment tax credit reflects the transfer of excess deferred taxes and accumulated deferred investment tax credits for ratemaking purposes to the ATC. The impact of the accumulated deferred investment tax credit and the FAS 109 regulatory liability for excess deferred taxes of the transmission plant was $2.8 million and $2.7 million, respectively.

MGE will accrete its investment carrying value by amortizing this FAS 109 regulatory liability adjustment into income over the related regulatory life of the excess deferred taxes and accumulated deferred investment tax credit to coincide with the impact to ATC's regulated revenues.

The amortization period is approximately 10 years. In the first quarter of 2001, the amount amortized into income was $0.1 million. MGE's equity in the earnings of ATC amounted to $0.8 million (pre-tax) for the first quarter of 2001.

All customers of ATC pay the same rate, based on load ratio share, for transmission service regardless of their ownership interest. During the first quarter, MGE incurred a network transmission service fee of $2.2 million, which is included in MGE's operating expenses. MGE is currently providing services to ATC for fixed capital, operations and maintenance, and transitional services. The contract to provide these services is for a three-year period and includes the actual costs of labor, material, and overheads. Approximately $0.5 million has been billed to ATC for these services during the first quarter of 2001. Services are tracked on an actual basis and billed to ATC monthly.

Since the impact of transferring MGE's transmission plant to ATC was indeterminable at the time MGE's current tariffs were established by its rate case, MGE's current rates and first-quarter operating revenues reflect a continued investment in and operation of MGE's transmission plant. The difference between the revenue requirement associated with transmission services within MGE's current tariffs and the network transmission service fee from ATC is deferred subject to regulatory treatment, and will be adjusted in MGE's next rate case. During the first quarter, MGE recorded a deferred asset of $0.4 million for this difference.

Cash Distribution from ATC

ATC's current rate structure includes a capital structure that is weighted 50% equity and 50% debt. In April, ATC issued debt and distributed the proceeds to the owners. MGE received from ATC a partial (80%) debt repayment distribution of $11.5 million. The remaining cash distribution from ATC will be received once the final audit has been conducted.

Segment Information

The following tables show MGE's segment information for electric and gas operations.

(In thousands)	Electric		Gas		Consolidated
Three months ended Mar. 31	2001	2000	2001	2000	2001	2000
Revenues	$49,438	$46,904	$72,592	$37,639	$122,030	$84,543
Net Operating Income	$5,704	$7,439	$6,378	$4,968	$12,082	$12,407

	Electric	Gas	Other	Consolidated
Assets:
March 31, 2001	$385,447	$110,213	$55,735	$551,395
December 31, 2000	$395,622	$123,486	$52,496	$571,604
Capital Expenditures:
March 31, 2001	$4,161	$908	$ -	$5,069
December 31, 2000	$65,312	$8,294	$ -	$73,606

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Provided by Operating Activities

Cash provided by operating activities decreased $1.3 million, or 3.8%, for the first quarter of 2001. Current liabilities decreased $5.0 million during the first quarter of 2001, compared to 2000, while current assets decreased $4.6 million for the same period.

Cash Used for Investing Activities

Cash used for investing activities decreased $8.1 million, or 51.4%. This is due to a decrease in plant additions of $8.0 million during the first quarter of 2001 compared to last year. During the first quarter of 2000, MGE had significant capital spending for its customer backup generation program to provide system reliability relating to industrial customers.

Cash Used for Financing and Capital Resources

Cash used for financing activities increased by $6.3 million, or 33.2%, due to the decrease in short-term debt during the first quarter of 2001 as compared to last year. Cash flows are cyclical in nature for MGE. Incoming cash is heaviest during the winter and summer months. MGE benefits in the winter months by drawing down on its stored natural gas, which it purchased in the summer months, reducing winter purchased gas payments.

Bank lines of credit available to MGE as of March 31, 2001, were $55 million.

MGE's capitalization ratios were as follows:

	Mar. 31, 2001	Dec. 31, 2000
Common shareholders' equity	50.3%	46.8%
Short-term debt	5.3	10.3
Long-term debt*	44.4	42.9
*Includes current maturities and current sinking fund requirements.

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During this year's first quarter, MGE's plant additions totaled $5.1 million, down 61.3% from last year's first quarter. It is anticipated that capital expenditures for projects in 2001 will be $44.6 million. The major projects include:

- Improvements at MGE's Blount Generating Station.
- Improvements to MGE electric and gas distribution systems.

MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction and nuclear fuel expenditures during this year's first quarter. For larger capital investments, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the twelve months ended March 31, 2001, was 3.78 times. Below is a table of MGE's current credit ratings.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

Results of Operations

Sales and Revenues

Electric

Retail sales increased 2.4% during the first three months ended March 31, 2001 (see table).

Electric Sales (megawatt-hours) Three months ended March 31	2001	2000	% Change
Residential	207,504	192,091	8.0
Large commercial	292,152	256,632	13.8
Small commercial	152,137	189,655	(19.8)
Other	66,966	63,516	5.4
Total Retail	718,759	701,895	2.4
Sales for resale	24,245	93,283	(74.0)
Total Sales	743,004	795,178	(6.6)

Electric operating revenue increased $2.5 million, or 5.4%, during the first three months of 2001. The increase in electric revenues was due to higher retail sales and a 3.9% electric rate increase ($3.6 million), which went into effect on January 1 (see Footnote 3, Rate Matters). Sales for resale were down $1.5 million for the first quarter of 2001 because a contract with Wisconsin Public Power Inc. expired. MGE sold 30 MW of firm energy and capacity to Wisconsin Public Power Inc. from March 1999 through 2000.

Gas

For the three months ended March 31, 2001, retail gas deliveries increased 13.9% over the prior year's first quarter, due in large part to colder winter weather. The average temperature for the first quarter 2001 was 24.6 degrees Fahrenheit, which was 18.1% colder than last year's first quarter.

Gas Deliveries (thousands of therms) Three months ended March 31	2001	2000	% Change
Residential	41,930	36,966	13.4
Commercial and Industrial	33,519	29,290	14.4
Total Retail	75,449	66,256	13.9
Transport	12,744	14,623	(12.8)
Total Gas Deliveries	88,193	80,879	9.0

Gas operating revenues increased $35.0 million in the first quarter 2001, mainly due to the significant increase in the cost of gas. Gas incentive revenues were down $1.0 million when compared to last year's first quarter due to the gas cost incentive mechanism (GCIM). Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, MGE's gas sales service customers and shareholders share equally in any increased costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million for the gas year are passed on to customers. High gas prices and increased demand caused MGE's gas commodity costs to exceed the GCIM benchmark by $1.4 million during the first quarter. This cost was shared equally ($0.7 million each) by shareholders and gas sales service customers.

Electric Fuel and Purchased Power

Fuel for electric generation increased $4.0 million, or 55.2%, during this year's first quarter. Fuel costs for MGE's electric generating units were up 47% compared to last year, primarily due to the higher natural gas costs used to generate electricity.

Purchased power decreased $0.8 million, or 16.8%, during the first quarter. This is due to a decrease in the amount of power being purchased from Commonwealth Edison. During the first quarter 2001, MGE purchased 15 MW from Commonwealth as compared to the 30 MW purchased during last year's first quarter.

Electric margin (revenues less fuel and purchased power) decreased $0.7 million, or 1.9%, during the first quarter 2001 due to the increase in natural gas used for electric generation.

Natural Gas Purchased

Natural gas purchased increased $32.3 million, or 141.5%, during the three months ended March 31, 2001. The average cost per therm of natural gas has more than doubled (112%) for the first quarter of 2001 when compared to last year's first quarter. Under the Purchased Gas Adjustment Clause authorized by the PSCW, MGE passes along to customers the cost of gas, subject to certain limited incentive participation. Increased gas deliveries of 13.9% also contributed to the increase in natural gas purchased.

Gas margin (revenues less gas purchased) increased $2.7 million, or 18.2%, during the first quarter 2001 due to: (1) higher retail deliveries and (2) a 2.7% rate increase effective Jan. 1, 2001.

Electric and Gas Operations

Electric operating costs increased $1.8 million, or 48.8%, during the first quarter of 2001. As of Jan. 1, MGE pays a network service charge to the ATC for transmission usage. In the first quarter, MGE paid $1.6 million to ATC (see Footnote 6). This wheeling charge is offset by decreases in electric depreciation expense of $0.5 million and operations and maintenance expenses of $0.3 million. Also, a portion of this wheeling charge is offset by the earnings MGE receives from ATC for its ownership interest, which flows through other income. There were no significant impacts to gas operations during the first quarter.

Electric and Gas Depreciation

Electric depreciation expense increased $0.4 million, or 6.2%, during the first quarter of 2001 despite the reduction related to the transfer of MGE's transmission facilities of $0.5 million. The decrease was more than offset by an increase in MGE's electric generating assets, specifically the combustion turbine in Marinette. There were no significant impacts to gas depreciation during the first quarter.

Other General Taxes

General taxes increased $0.3 million, or 11.8%, due to an increase in MGE's license fee tax, which is based on operating revenues.

Income Taxes

MGE's effective tax rate for the three months ended March 31, 2001, increased to 38.3% from 36.5% for the year 2000 due to lower relative amounts of amortized excess deferred income taxes and amortized investment tax credits. MGE is amortizing the deferred investment tax credits and the excess deferred income taxes through its investment account. The lower amounts of amortization reflect the transfer of MGE's transmission facilities to ATC (see Footnote 6).

Other Income

Other income increased $0.6 million, or 82.2%, during the first quarter of 2001. MGE received $0.5 million (after tax) in the first quarter as equity in earnings from ATC (see Footnote 6). MGE had a benefit of $0.1 million (after tax) related to the settlement of a cost-sharing agreement on certain transmission facilities between MGE and Alliant Energy.

Interest Expense

Interest on long-term debt increased $0.4 million, or 15.1%, during this year's first quarter due to the financing of several major capital projects needed to improve reliability for MGE customers. Also, significantly higher natural gas costs increased short-term debt and caused other interest expense to rise $0.3 million.

Cumulative Impact of a Change in Accounting Principle

MGE is potentially exposed to market risk associated with interest rates, commodity prices and equity returns. MGE has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

MGE manages its interest rate risk by limiting its variable rate exposure by using certain financial instruments to lock in fixed rates and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on its long-term debt until such debt matures and is refinanced at the then applicable rates.

MGE's commodity risks are somewhat mitigated by the current rate making process in place for the recovery of electric fuel, purchased energy and the cost of natural gas purchased for resale. MGE uses weather derivatives to reduce the impact of weather volatility on its margins related to gas operations. In February 2000, MGE purchased a non exchange-traded heating degree day put option covering the periods of March 2000 and November 2000 through March 2001. The weather derivative expired on April 1 with no-value.

MGE currently funds its liabilities related to employee benefits and nuclear decommissioning through trust funds. MGE's risk of expense and annuity payment variations as a result of changes in the market value of the trust funds is mitigated in part through future rate actions by the PSCW.

MGE has entered into a limited number of commodity contracts related to purchased gas and power agreements with commodity price components. Management believes that any gains or losses resulting from the settlement of these agreements will be collected from or refunded to customers under current rate tariffs with the PSCW. The derivative amounts to be recorded as a result of these contracts will be offset with a corresponding regulatory asset and liability pursuant to FAS No. 71, "Accounting for the Effects of Certain Types of Regulation."

MGE has a swap agreement with a commercial bank at a notional amount of $5.0 million, backed by MGE's commercial paper. MGE pays a fixed rate of 6.91% on the swap, which was used to retire a portion of MGE's 7.70%, 2028 Series, First Mortgage Bonds. MGE's commercial paper swap agreement has been classified as a derivative. MGE's adoption of FAS No. 133 resulted in an after-tax charge of $0.1 million, which is reflected in the statement of income as a cumulative effect of a change in accounting principle.

For the three-month period ended March 31, 2001, MGE recognized a net loss of $0.1 million (after tax) to other income in the statement of income. This was a result of the change in the fair value of the derivative from the adoption of FAS No. 133 to the end of the first quarter.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

MGE is potentially exposed to market risk associated with interest rates, commodity prices and equity returns. MGE currently has no exposure to foreign currency risk. MGE has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of the exposures.

MGE manages its interest rate risk by limiting its variable rate exposure through various financial instruments to lock in fixed rates and continually monitoring the effects of market changes on interest rates. MGE has a long-term swap agreement that manages short-term commercial paper. MGE's fixed rate on this swap agreement is 6.91%. MGE is not exposed to changes in interest rates on its long-term debt until such debt matures and is refinanced at the then applicable rates.

MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for the recovery of electric fuel, purchased energy and the cost of natural gas purchased for resale. MGE uses weather derivatives to reduce the impact of weather volatility on its margins related to gas operations. In February 2000, MGE purchased a nonexchange-traded heating degree day put option covering the periods of March 2000 and November 2000 through March 2001. The weather derivative expired on April 1 with no value.

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

On March 27, 2001, the Kewaunee co-owners received approval from the PSCW to apply deferred accounting treatment to Kewaunee's incremental costs associated with its accelerated five-year program to adopt current industry standards. Regarding this matter, MGE is continuing its negotiations with the co-owners to share only the costs required to keep Kewaunee on-line until the replacement of the steam generators begins this fall.

Information regarding the replacement of two steam generators at Kewaunee and WPSC's agreement to buy MGE's 17.8% share of Kewaunee is included in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 6(a) - Exhibits

Exhibit 4 Indenture of Mortgage and Deed of Trust between MGE and Firstar Trust Company, as Trustee (and supplements). Reference was provided in MGE's 2000 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12 Ratio of Earnings to Fixed Charges

Item 6(b) - Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Madison Gas and Electric Company (Registrant)
Date: May 14, 2001	/s/ Gary J. Wolter
President and Chief Executive Officer (Duly Authorized Officer)
Date: May 14, 2001	/s/ Terry A. Hanson
Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)