Form 10-Q
period 2001-06-30
MADISON GAS & ELECTRIC CO
filed 2001-08-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2001
or
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

Common Stock Outstanding at August 14, 2001: 16,843,878 Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2001 and 2000 (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and Dec. 31, 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 4 - Results of Votes of Security Holders

Item 5 - Other Information

Item 6(a) - Exhibits

Item 6(b) - Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per-share amounts)	June 30,		June 30,
Operating Revenues	2001	2000	2001	2000
Electric	$50,686	$48,161	$100,124	$ 95,065
Gas	19,576	15,994	92,168	53,633
Total Operating Revenues	70,262	64,155	192,292	148,698
Operating Expenses
Fuel for electric generation	9,725	8,835	20,948	16,065
Purchased power	2,380	6,618	6,217	11,232
Natural gas purchased	11,143	8,331	66,201	31,129
Other operations and maintenance	25,315	23,719	47,985	44,499
Depreciation and amortization	8,601	8,504	17,551	17,048
Other general taxes	2,602	2,589	5,511	5,193
Income tax provision	2,749	447	8,050	6,013
Total Operating Expenses	62,515	59,043	172,463	131,179
Net Operating Income	7,747	5,112	19,829	17,519
Other Income and Deductions
AFUDC - equity funds	103	78	192	189
Equity in earnings of investee	978	-	1,733	-
Income tax provision	(741)	(207)	(1,400)	(575)
Other, net	687	689	1,814	1,728
Total Other Income and Deductions	1,027	560	2,339	1,342
Income Before Interest Expense and Cumulative Effect of a Change in Accounting Principle	8,774	5,672	22,168	18,861
Interest Expense
Interest on long-term debt	3,229	3,087	6,535	5,961
Other interest	197	246	721	508
AFUDC - borrowed funds	(58)	(40)	(108)	(97)
Net Interest Expense	3,368	3,293	7,148	6,372
Net income before cumulative effect of a change in accounting principle	5,406	2,379	15,020	12,489
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	-	(117)	-
Net Income	$ 5,406	$ 2,379	$ 14,903	$ 12,489
Earnings Per Share of Common Stock (basic & diluted):
Income before cumulative effect of a change in accounting principle	$0.32	$0.15	$0.90	$0.77
Cumulative effect of a change in accounting principle	-	-	(0.01)	-
Net Income	$0.32	$0.15	$0.89	$0.77
Average Shares Outstanding (basic & diluted)	16,762	16,332	16,709	16,266

The accompanying notes are an integral part of the above statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2001	2000	2001	2000
Operating Activities
Net income	$ 5,406	$ 2,379	$14,903	$12,489
Items not affecting cash:
Depreciation and amortization	8,601	8,504	17,551	17,048
Deferred income taxes	243	416	591	74
Amortization of nuclear fuel	607	298	1,225	941
Amortization of investment tax credits	(141)	(182)	(284)	(363)
AFUDC - equity funds	(103)	(78)	(192)	(189)
Equity in earnings of investee	978	-	1,733	-
Cumulative effect of change in accounting principle	-	-	117	-
Other noncash items	-	(14)	-	(438)
Changes in working capital, excluding cash equivalents, sinking funds, maturities, and short-term debt:
(Increase)/decrease in current assets	4,181	(3,283)	18,705	6,677
Decrease in current liabilities	(7,343)	(7,526)	(9,194)	(1,655)
Other noncurrent items, net	(2,991)	1,019	(1,966)	2,019
Cash Provided by Operating Activities	9,438	1,533	43,189	36,603

Investing Activities
Additions to utility plant and nuclear fuel	(12,334)	(39,894)	(17,403)	(53,003)
AFUDC - borrowed funds	(58)	(40)	(108)	(97)
Increase in nuclear decommissioning fund	(2,611)	(2,441)	(5,146)	(5,035)
Capital distribution from investee	15,000	-	15,000	-
Cash Used for Investing Activities	(3)	(42,375)	(7,657)	(58,135)

Financing Activities
Issuance of common stock	2,427	2,482	4,840	4,706
Cash dividends on common stock	(5,544)	(5,362)	(11,054)	(10,678)
Issuance of long-term debt	-	20,000	-	20,000
Increase/(decrease) in short-term debt	(9,000)	23,500	(31,000)	7,750
Cash Provided by/(Used for) Financing Activities	(12,117)	40,620	(37,214)	21,778

Change in Cash and Cash Equivalents	(2,682)	(222)	(1,682)	246
Cash and cash equivalents at beginning of period	5,307	2,416	4,307	1,948
Cash and cash equivalents at end of period	$ 2,625	$ 2,194	$ 2,625	$ 2,194

The accompanying notes are an integral part of the above statements.

Condensed Consolidated Balance Sheets

(In thousands	Unaudited June 30,	Dec. 31,
ASSETS	2001	2000
Utility Plant (at original cost, in service)
Electric	$547,625	$622,209
Gas	199,066	197,093
Gross Plant in Service	746,691	819,302
Less accumulated provision for depreciation	(482,023)	(510,381)
Net Plant in Service	264,668	308,921
Construction work in progress	31,724	22,863
Nuclear decommissioning fund	102,033	102,891
Nuclear fuel, net	6,080	6,979
Total Utility Plant	404,505	441,654
Other Property and Investments	3,659	3,988
Investment in ATC	26,250	-
Total other property and investments	29,909	3,988
Current Assets
Cash and cash equivalents	2,625	4,307
Accounts receivable, less reserves of $3,874 and $2,071, respectively	28,904	38,161
Unbilled revenue	15,782	27,900
Materials and supplies, at lower of average cost or market	7,869	7,735
Fossil fuel, at lower of average cost or market	3,991	3,872
Stored natural gas, at lower of average cost or market	11,283	9,785
Prepaid taxes	8,095	7,539
Other prepayments	1,584	1,221
Total Current Assets	80,133	100,520
Deferred Charges	22,888	25,442
Total Assets	$537,435	$571,604
CAPITALIZATION AND LIABILITIES
Capitalization	$392,455	$383,749
Current Liabilities
Long-term debt due within one year	200	200
Short-term debt - commercial paper	13,000	44,000
Accounts payable	17,209	28,792
Accrued taxes	5,266	2,550
Accrued interest	3,197	3,162
Other current liabilities	8,093	8,533
Total Current Liabilities	46,965	87,237
Other Credits
Deferred income taxes	43,912	43,321
Regulatory liabilities	22,384	26,517
Investment tax credit - deferred	6,490	8,472
Other deferred liabilities	25,229	22,308
Total Other Credits	98,015	100,618
Total Capitalization and Liabilities	$537,435	$571,604

The accompanying notes are an integral part of the above statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2001

MGE prepared these consolidated financial statements, without audit (except for balance sheet information at Dec. 31, 2000), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. MGE believes the disclosures provided are accurate and not misleading. MGE management believes it has made all normal recurring adjustments needed to present fairly the financial statements and notes in this report.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes on pages 20 through 35 of MGE's 2000 Annual Report to Shareholders and as filed on Form 10-K.

1. Nuclear Decommissioning

Nuclear decommissioning costs for the Kewaunee Nuclear Power Plant (Kewaunee) are currently being accrued for full cost recovery by the end of 2002. These costs are currently recovered from customers in rates and are deposited in external trusts. MGE is presently funding decommissioning costs at $8.1 million annually. These trusts are shown on the balance sheet in the utility plant section. As of June 30, 2001, these trusts totaled $102 million (pretax fair market value) and are offset by an equal amount under accumulated provision for depreciation.

MGE's share of Kewaunee decommissioning costs is estimated to be $95.8 million in current dollars based on a site-specific study performed in 1992 using immediate dismantlement as the method of decommissioning.

2. Per-share Amounts

Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding since there are no dilutive items. For the three months ended June 30, 2001 and 2000, there were 16,762,103 and 16,331,635 shares outstanding, respectively. Dividends declared and paid per share of common stock for the three months ended June 30, 2001 and 2000, were $0.331 and $0.328, respectively.

For the six months ended June 30, 2001 and 2000, there were 16,709,445 and 16,265,652 shares outstanding, respectively. Dividends declared and paid per share of common stock for the same six months were $0.662 and $0.657.

3. Rate Matters

In January 2001, the Public Service Commission of Wisconsin (PSCW) authorized (1) an electric rate increase designed to increase electric rate revenues by $7.5 million, or 3.9%, to cover rising fuel costs and increased system demands, (2) a natural gas rate increase designed to increase gas revenues by $3.4 million, or 2.7%, for improving the gas delivery system, and (3) a return on common stock equity of 12.9%.

The PSCW approved MGE's request for a temporary electric fuel surcharge of 2.7%, or an estimated $5.4 million on an annual basis, effective May 9 through Dec. 31, 2001. The temporary rate increase is primarily due to the higher cost of natural gas used to generate electricity. Revenues collected from this surcharge will be subject to refund, pending the PSCW's review of any excess revenues collected by MGE while the surcharge is in effect.

The PSCW has allowed MGE to reopen its current rate case for limited specific issues such as the sale of Kewaunee, rising fuel costs, and a proposed automated meter reading system. On July 27, 2001, MGE filed an application with the PSCW to recover additional costs for these specific items, net of a reduction in costs due to the sale of Kewaunee. The proposed rate change, subject to PSCW approval, is $12 million, or a 5.8% increase in electric rates and a 0.7% increase in gas rates.

4. Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, net cash payments for income taxes, and the investment in the American Transmission Company (ATC) were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2001	2000	2001	2000
Interest paid, net of amounts capitalized	$3,981	$4,147	$7,113	$6,329
Income taxes paid, net	$7,350	$8,102	$8,034	$9,553
Investment in ATC (see Footnote 6)	$ -	$ -	$43,612	$ -

5. Accounting for Financial Derivatives

MGE has a swap agreement with a commercial bank for a notional amount of $5.0 million, backed by MGE's commercial paper. MGE pays a fixed rate of 6.91% on the swap, which was used to retire a portion of MGE's 7.70%, 2028 Series, First Mortgage Bonds. MGE's commercial paper swap agreement has been classified as a derivative. The cumulative effect of the change in accounting principle, for the adoption of Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," led to a one-time charge of $0.1 million (after tax), which was recorded in the first quarter. MGE has a 22.0% ownership interest in the coal-fired Columbia Energy Center, which is operated by Alliant Energy, Inc. (Alliant). Alliant has entered into a long-term coal supply agreement with Dynegy Marketing and Trade. The contract contains certain put options and consequently, in accordance with the terms of FAS No. 133, the contract is recorded at fair value on the balance sheet. Gains and losses are recorded in other income. The cumulative adjustments for the two derivatives' fair value for the second quarter was $0.1 million (after tax).

6. Investment in ATC

On Jan. 1, 2001, MGE transferred substantially all of its electric transmission facilities to ATC. ATC is a joint venture of Wisconsin investor-owned utilities, several Wisconsin municipal utilities, electric cooperatives, and power supply agencies.

Investors in ATC have an ownership interest equal to their ratable share of property transferred adjusted by deferred income taxes and accumulated deferred investment tax credit. MGE's investment in ATC (approximately 6%) is carried at net book value of the transferred transmission plant and construction work in progress (CWIP), reduced by the FAS No. 109 regulatory liability and deferred investment tax credit attributable to the transmission assets. The investment is accounted for using the equity method of accounting. The following is MGE's investment in ATC, as adjusted by review of independent accountants, in the quarter ended June 30, 2001.

(In millions)
Net utility transmission plant cost (including CWIP)	$43.6
Less FAS No. 109 regulatory liability and deferred investment tax credit attributable to transmission assets	(4.1)
Initial investment carrying value in ATC	$39.5

In the second quarter of 2001, MGE has received $15.0 million in cash distributions as a result of ATC's issuance of debt.

The reduction to the investment carrying value for the transmission component of the FAS No. 109 regulatory liability and deferred investment tax credit reflects the transfer of excess deferred taxes and accumulated deferred investment tax credits for ratemaking purposes to ATC. The impact on MGE's initial investment in ATC of the accumulated deferred investment tax credit and the FAS No. 109 regulatory liability for excess deferred taxes of the transmission plant was $2.8 million and $1.3 million, respectively.

MGE accretes its investment carrying value by amortizing this FAS No. 109 regulatory liability adjustment into income over the related regulatory life of the excess deferred taxes and accumulated deferred investment tax credit to coincide with the impact to ATC's regulated revenues. The amortization period is approximately ten years. In the first six months of 2001, the amount amortized into income was $0.2 million, which is included in equity earnings in ATC. MGE's equity in earnings of ATC was $1.5 million (pretax) for the first six months of 2001.

MGE contracts with ATC for transmission services. During the first six months of 2001, MGE incurred a network transmission service fee of $3.5 million, which is included in MGE's operating expenses. MGE is currently providing services to ATC for fixed capital, operations and maintenance, and transitional services. The contract to provide these services is for a three-year period and includes the actual costs of labor, material, and overheads. $1.0 million has been billed to ATC for these services during the first six months of 2001.

The difference between the revenue requirement associated with transmission services within MGE's current tariffs and the network transmission service fee from ATC is deferred subject to regulatory treatment. It will be adjusted in MGE's next rate case. During the first six months of 2001, MGE recorded a deferred asset of $0.5 million for this difference.

7. Segment Information

The following tables show MGE's segment information for electric and gas operations.

(In thousands)	Electric		Gas		Consolidated
Three Months Ended June 30	2001	2000	2001	2000	2001	2000
Revenues	$50,686	$48,161	$19,576	$15,994	$70,262	$64,155
Net Operating Income	$7,554	$4,338	$193	$774	$7,747	$5,112

Six Months Ended June 30
Revenues	$100,124	$95,065	$92,168	$53,633	$192,292	$148,698
Net Operating Income	$13,258	$11,777	$6,571	$5,742	$19,829	$17,519

	Electric	Gas	Other	Consolidated
Assets
June 30, 2001	$375,120	$119,662	$42,653	$537,435
Dec. 31, 2000	$395,622	$123,486	$52,496	$571,604

Capital Expenditures
June 30, 2001	$14,128	$3,275	$ -	$17,403

8. Commitments

MGE and Wisconsin Public Service Corp. (WPSC) entered into an agreement on Sept. 29, 1998, pursuant to which MGE will sell its ownership interest (17.8%) in Kewaunee to WPSC. Under the sale agreement, MGE had the option to buy electric capacity and energy at a fixed price from WPSC. In June 2001, MGE executed that option and purchased 90 MW of electric capacity and energy from WPSC. The contract period runs from September 2001 through September 2003. The total contract value over the 24-month period is $16.1 million.

MGE and the University of Wisconsin (UW) proposed building a natural gas-fired cogeneration plant to help meet future needs of the UW and MGE customers. In July 2001, MGE entered into a contract with GE Packaged Power, Inc., for the purchase of two gas turbines for the cogeneration plant.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Provided by Operating Activities

Cash provided by operating activities increased $7.9 million for the second quarter of 2001. Current assets decreased $4.2 million during the second quarter of 2001 compared to an increase of $3.3 million for the same period last year. The decrease in current assets during 2001 is due to a decrease in accounts receivable of $13.5 million and unbilled revenue of $4.3 million. This was somewhat offset by an increase in storage gas of $11.0 million.

Cash provided by operating activities increased $6.6 million, or 18.0%, for the six months ended June 30, 2001, compared to the same period last year. Current assets for the first half of 2001 decreased $12.0 million compared to 2000. The change in the decrease of current liabilities of $7.7 million helped to offset the decrease in current assets.

Cash Used for Investing Activities

Cash used for investing activities was $42.4 million less for the second quarter of 2001 compared to last year's second quarter. Plant additions decreased $27.6 million during the second quarter of 2001 because MGE purchased an 83-MW natural gas-fired combustion turbine in the second quarter of 2000. Also during the second quarter of 2001, MGE received a capital distribution of $15 million from ATC (see Footnote 6).

Cash used for investing activities was $7.7 million for the six months ended June 30, 2001, compared to $58.1 million for the same period last year. In 2000, MGE purchased a combustion turbine, and in the second quarter of 2001, MGE received a capital distribution (as stated above).

Cash Used for Financing and Capital Resources

Cash used for financing activities was $12.1 million for the second quarter of 2001 compared to cash provided by financing activities of $40.6 million for last year's second quarter. During the second quarter of 2000, MGE issued $20.0 million in unsecured, variable rate, medium-term notes and increased its short-term debt position by $23.5 million to finance the 83-MW natural gas-fired combustion turbine.

Cash used for financing activities was $37.2 million for the first half of 2001 compared to cash provided by financing activities of $21.8 million for the same period last year. During the six months ended June 30, 2000, MGE increased its short-term debt position by $7.8 million and issued $20.0 million in long-term debt (as mentioned above) to help finance capital expenditures. For the same time period in 2001, MGE paid off $31.0 million in short-term debt.

Bank lines of credit available to MGE as of June 30, 2001, totaled $40 million.

MGE's capitalization ratios were as follows:

	June 30, 2001	Dec. 31, 2000
Common shareholders' equity	51.7%	46.8%
Long-term debt	45.1	42.9
Short-term debt*	3.2	10.3
*Includes current maturities and current sinking fund requirements.

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During the six months ended June 30, 2001, MGE's plant additions totaled $12.7 million, down $40.3 million, or 76.1% from the first half of last year (when MGE purchased an 83-MW gas-fired combustion turbine). It is anticipated that capital expenditures for projects in 2001 will be $44.6 million, including improvements to MGE's Blount Generating Station and MGE's electric and gas distribution systems.

MGE uses its internally generated funds and short-term debt to satisfy most of its capital requirements. Internally generated funds exceeded the funds used for construction and nuclear fuel expenditures during the first half of 2001. For larger capital investments, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the 12 months ended June 30, 2001, was 4.10 times. MGE's current credit ratings are:

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured medium term notes Commercial paper	AA AA- A1+	Aa2 Aa3 P1

Results of Operations

Sales and Revenues

Electric

Retail sales increased 2.0% and 2.2%, respectively, during the three and six months ended June 30, 2001.

Electric Sales (megawatt-hours)	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	% Change	2001	2000	% Change
Residential	166,041	167,768	(1.0)	373,546	359,859	3.8
Large commercial	293,739	277,885	5.7	585,891	534,517	9.6
Small commercial	191,219	192,214	(0.5)	343,356	381,869	(10.1)
Other	79,824	78,595	1.6	146,790	142,112	3.3
Total Retail	730,823	716,462	2.0	1,449,583	1,418,357	2.2
Sales for Resale	27,232	74,108	(63.3)	51,477	167,391	(69.2)
Total Sales	758,055	790,570	(4.1)	1,501,060	1,585,748	(5.3)

During the second quarter of 2001, electric operating revenue increased $2.5 million, or 5.2%. The increase in electric revenues was due to a 3.9% electric rate increase effective Jan. 1, 2001, combined with customer growth and greater use per customer ($3.6 million), and a .00176 cents/kWh electric fuel surcharge effective May 9, 2001 ($0.6 million) (see Footnote 3). Sales for resale were down $1.2 million for the second quarter of 2001 because a contract with Wisconsin Public Power Inc. (WPPI) expired. MGE sold 30 MW of firm energy and capacity to WPPI from March 1999 through the end of 2000.

For the six months ended June 30, 2001, electric operating revenue increased $5.1 million, or 5.3%, over the prior year. This increase was due to the electric rate increase, customer growth, greater use per customer, and the surcharge mentioned previously, which totals $7.7 million. Sales for resale were down $2.7 million for the six months ended June 30, 2001, due to a contract expiring with WPPI (as stated above).

Gas

For the three months ended June 30, 2001, retail gas deliveries were down 10.4% because of warmer weather in April 2001. For the six months ended June 30, 2001, retail gas deliveries increased 7.7% over the prior year. This increase is primarily attributable to the colder winter weather experienced during the first quarter of 2001. The average temperature for the first quarter 2001 was 24.6 degrees Fahrenheit, which was 18.1% colder than last year's first quarter.

Gas Deliveries (thousands of therms)	Three Months Ended June 30,			Six Months Ended June 30,
	2001	2000	% Change	2001	2000	% Change
Residential	10,780	12,133	(11.2)	52,710	49,099	7.4
Commercial and Industrial	9,330	10,319	(9.6)	42,848	39,610	8.2
Total Retail	20,110	22,452	(10.4)	95,558	88,709	7.7
Transport	8,838	9,709	(9.0)	21,582	24,332	(11.3)
Total Gas Deliveries	28,948	32,161	(10.0)	117,140	113,041	3.6

Gas revenues increased $3.6 million, or 22.4%, and $38.5 million, or 71.8%, for the three and six months ended June 30, 2001, respectively. The increased revenues were primarily attributable to the significant increase in the cost of gas.

Gas incentive revenues increased $0.1 million for the three months ended June 30, 2001, when compared to last year's second quarter due to the gas cost incentive mechanism (GCIM). Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, MGE's gas sales service customers and shareholders share equally in any increased costs or savings up to $1.5 million. Any cost or savings that exceed $1.5 million for the gas year are passed on to the customers. MGE's gas commodity costs were below the GCIM benchmark by $1.0 million for the three months ended June 30, 2001. This savings was shared equally ($0.5 million each) by shareholders and gas sales service customers.

Revenues from the GCIM decreased $0.9 million for the six months ended June 30, 2001, compared to the same period last year. High gas prices and increased demand during the first quarter of 2001 caused MGE's gas commodity costs to exceed the GCIM benchmark by $0.4 million for the six months ended June 30, 2001.

Electric Fuel and Purchased Power

Fuel for electric generation increased $1.0 million, or 10.1%, for the three months ended June 30, 2001. For the six months ended June 30, 2001, fuel used for electric generation increased $4.9 million, or 30.4%. Fuel costs for MGE's electric generating units were up compared to last year primarily due to (1) the increased use of base-load power plants, especially in the second quarter of 2001 and (2) the higher cost of natural gas used to generate electricity.

Purchased power decreased $4.2 million and $5.0 million for the three and six months ended June 30, 2001. The decrease in purchased power is attributed to the following:

- MGE's base-load units operated at full capacity in 2001, requiring no additional capacity purchases from outside sources. During the second quarter of 2000, a six-week scheduled refueling and maintenance outage occurred at the Kewaunee plant, requiring MGE to purchase more expensive open-market replacement power.

- A decrease in the hourly purchase from Commonwealth Edison. During the first half of 2001, MGE purchased 15 MW from Commonwealth compared to 30 MW during the first half of last year.

Electric margin (revenues less fuel and purchased power) increased $5.9 million, or 18.0%, for the three months ended June 30, 2001, and increased $5.2 million, or 7.7%, for the six months ended June 30, 2001. The margin increased because revenues were up (previously described) and purchased power costs were down.

Natural Gas Purchased

Natural gas purchases increased $2.8 million, or 33.7%, for the three months ended June 30, 2001, compared to the same period last year. The average cost per therm of natural gas for the second quarter increased 49.4% over the prior year's second quarter. Under the Purchased Gas Adjustment Clause authorized by the PSCW, MGE passes along to customers the cost of gas, subject to certain limited incentive participation. Gas margin (revenues less gas purchased) increased $0.8 million, or 10.1%, for the three months ended June 30, 2001, primarily due to a 2.7% rate increase effective Jan. 1, 2001, and recovery of certain regulatory gas assets, which have been recovered over the past 12 months.

Natural gas purchases increased $35.1 million, or 112.7%, for the six months ended June 30, 2001, compared to the same period last year. The average cost per therm of natural gas for the six months ended June 30, 2001, increased 97.8%. Gas margin increased $3.5 million, or 15.4%, for the six months ended June 30, 2001, primarily due to (1) higher retail deliveries in the first quarter, (2) the Jan. 1, 2001, rate increase, and (3) the recovery of regulatory gas assets.

Other Operations (Electric and Gas)

Operating costs increased $3.6 million for the second quarter, or 20.4%. Operating costs for the first six months of 2001 increased $5.4 million, or 15.8%.

-Beginning Jan. 1, 2001, MGE pays a network service charge to ATC for transmission usage. In the second quarter, MGE paid $1.9 million to ATC (see Footnote 6). For the six months ended June 30, 2001, MGE paid $3.5 million to ATC.

-Uncollectible account expense for electric and gas increased by $1.4 million due to the significant rise in natural gas costs and customers' utility bills during the first quarter.

Maintenance

Electric maintenance expenses decreased $2.0 and $1.9 million for the three and six months ended June 30, 2001. MGE had good performance from its base-load units in 2001. During the second quarter of 2000, Kewaunee was out of service for scheduled refueling and maintenance.

Depreciation Expense

Depreciation expense for electric increased $0.1 million and $0.5 million, respectively, for the three and six months ended June 30, 2001, despite the $0.5 million reduction related to transferring MGE's transmission facilities. Depreciation increased after adding an 83-MW natural gas-fired combustion turbine in the second quarter of 2000. There were no significant impacts to gas depreciation for the three or six months ended June 30, 2001.

Income Taxes and Other General Taxes

MGE's effective tax rate for the six months ended June 30, 2001, increased to 38.6% (from 36.5% in 2000) due to lower relative amounts of amortized excess deferred income taxes and amortized investment tax credits. The lower amounts of amortization result from the transfer of MGE's transmission assets to ATC (see Footnote 6). Increases in income tax provision amounts for the three and six months ended June 30, 2001, compared to the same period last year, are primarily due to increases in pretax operating income.

General taxes increased $0.3 million for the six months ended June 30, 2001, compared to the same period last year due to an increase in MGE's license fee tax, which is based on operating revenues. The increase in general taxes for the three months ended June 30, 2001, compared to the same period last year, is not material.

Other Income and Deductions

Other income and deductions increased $0.5 million, or 83.4%, and $1.0 million, or 74.3%, during the three and six months ended June 30, 2001. MGE received $0.6 million (after tax) in the second quarter and $1.1 million (after tax) for the six months ended June 30, 2001, as equity earnings from ATC (see Footnote 6).

Interest Expense

Interest expense on long-term debt increased $0.1 million and $0.6 million, respectively, for the three and six months ended June 30, 2001, due to financing several major capital projects needed to improve reliability for MGE customers. Also, significantly higher natural gas costs increased short-term debt and caused other interest expense to rise $0.2 million for the six months ended June 30, 2001.

Accounting for Financial Derivatives

MGE has a swap agreement with a commercial bank for a notional amount of $5.0 million, backed by MGE's commercial paper. MGE pays a fixed rate of 6.91% on the swap, which was used to retire a portion of MGE's 7.70%, 2028 Series, First Mortgage Bonds. MGE's commercial paper swap agreement has been classified as a derivative. The cumulative effect of the change in accounting principle, for the adoption of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," led to a one-time charge of $0.1 million (after tax), which was recorded in the first quarter. MGE has a 22.0% ownership interest in the coal-fired Columbia Energy Center, which is operated by Alliant Energy, Inc. (Alliant). Alliant has entered into a long-term coal supply agreement with Dynegy Marketing and Trade. The contract contains certain put options and consequently, in accordance with the terms of FAS No. 133, the contract is recorded at fair value on the balance sheet. Gains and losses are recorded in other income. The cumulative adjustments for the two derivatives' fair value for the second quarter was $0.1 million (after tax).

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

PART II. OTHER INFORMATION

Item 4 - Results of Votes of Security Holders

MGE's Annual Meeting of Shareholders was held on May 22, 2001, in Middleton, Wisconsin. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. The election of three persons to serve as Class III Directors to hold office until 2004 was voted on by the shareholders at the meeting. Listed below are the nominees for Class III Director and the results of the voting.

Three Class III members of the Board of Directors were elected to hold office until 2004.

	For	Withhold Authority
Richard E. Blaney	13,335,611	149,822
Frederic E. Mohs	13,340,662	144,771
F. Curtis Hastings	13,346,286	139,147

No votes were cast for any other nominee. The directors continuing in office until the 2002 annual meeting are Jean M. Biddick, David C. Mebane, Regina M. Millner, and Donna K. Sollenberger. The directors continuing in office until the 2003 annual meeting are John R. Nevin, H. Lee Swanson, and Gary J. Wolter.

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

Purchase of Prairie du Chien Gas Service Territory

In the second quarter of 2001, MGE announced its agreement to purchase the Prairie du Chien-area natural gas system from Wisconsin Electric/Wisconsin Gas.

The purchase includes facilities in the city of Prairie du Chien and other surrounding villages and townships located in west-central Wisconsin, within Crawford County. Approximately 3,500 residential and commercial customers are part of the transfer. MGE currently serves natural gas customers in Crawford County.

Another part of the transaction includes establishing a definitive gas service boundary agreement between the two companies within Dane County. The new boundary lines do not involve transfer of any customers and are located primarily through undeveloped land north of the Madison city limits.

The sale is subject PSCW approval. The transaction is expected to close in the fourth quarter of 2001.

Kewaunee Nuclear Power Plant

Kewaunee is jointly owned by MGE, WPSC, and Alliant. Kewaunee has been operated since 1974 by WPSC. The plant's license will expire in 2013.

On March 27, 2001, the Kewaunee co-owners received approval from the PSCW to apply deferred accounting treatment to Kewaunee's incremental costs associated with its accelerated five-year program to adopt current industry standards. In connection with this program, progress has been made on improving processes at Kewaunee during the first six months of 2001. MGE is continuing its negotiations with the co-owners to share only the costs required to keep Kewaunee on-line until the replacement of the steam generators begins this fall.

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

Madison Gas and Electric Company (Registrant)
Date: August 14, 2001	/s/ Gary J. Wolter
President and Chief Executive Officer (Duly Authorized Officer)
Date: August 14, 2001	/s/ Terry A. Hanson
Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)