Form 10-Q
period 2001-09-30
MADISON GAS & ELECTRIC CO
filed 2001-11-14
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2001
or
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

Common Stock Outstanding at November 14, 2001: 16,964,718 Shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended Sept. 30, 2001 and 2000 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three and nine months ended Sept. 30, 2001 and 2000 (unaudited)

Condensed Consolidated Balance Sheets as of Sept. 30, 2001 (unaudited) and Dec. 31, 2000

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 5 - Other Information

Item 6(a) - Exhibits

Item 6(b) - Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per-share amounts)	Sept. 30,		Sept 30,
Operating Revenues	2001	2000	2001	2000
Electric	$56,432	$59,563	$156,556	$154,629
Gas	9,499	12,398	101,667	66,031
Total Operating Revenues	65,931	71,961	258,223	220,660
Operating Expenses
Fuel for electric generation	11,557	11,277	32,505	27,341
Purchased power	5,027	5,373	11,244	16,605
Natural gas purchased	3,108	6,227	69,309	37,358
Other operations and maintenance	22,906	20,345	70,891	64,844
Depreciation and amortization	10,940	8,969	28,491	26,017
Other general taxes	2,706	2,478	8,217	7,670
Income tax provision	3,086	5,295	11,136	11,308
Total Operating Expenses	59,330	59,964	231,793	191,143
Net Operating Income	6,601	11,997	26,430	29,517
Other Income and Deductions
AFUDC - equity funds	123	75	315	264
Equity in earnings of investee	641	-	2,374	-
Income tax provision	(324)	(216)	(1,724)	(791)
Other, net	2,197	330	4,011	2,058
Total Other Income and Deductions	2,637	189	4,976	1,531
Income Before Interest Expense and Cumulative Effect of a Change in Accounting Principle	9,238	12,186	31,406	31,048
Interest Expense
Interest on long-term debt	3,173	3,258	9,708	9,219
Other interest	137	521	858	1,029
AFUDC - borrowed funds	(69)	(39)	(177)	(136)
Net Interest Expense	3,241	3,740	10,389	10,112
Net income before cumulative effect of a change in accounting principle	5,997	8,446	21,017	20,936
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	-	(117)	-
Net Income	$ 5,997	$ 8,446	$20,900	$ 20,936
Total Comprehensive Income	$ 5,997	$ 8,446	$20,900	$ 20,936
Earnings Per Share of Common Stock (basic & diluted):
Income before cumulative effect of a change in accounting principle	$0.36	$0.51	$1.26	$1.28
Cumulative effect of a change in accounting principle	-	-	(0.01)	-
Net Income	$0.36	$0.51	$1.25	$1.28

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	Sept. 30,		Sept. 30,
	2001	2000	2001	2000
Operating Activities
Net income	$ 5,997	$ 8,446	$20,900	$20,936
Items not affecting cash:
Depreciation and amortization	10,940	8,969	28,491	26,017
Deferred income taxes	8,083	11	8,674	85
Amortization of nuclear fuel	424	630	1,649	1,571
Amortization of investment tax credits	(142)	(182)	(426)	(545)
AFUDC - equity funds	(123)	(75)	(315)	(264)
Equity in earnings in ATC	(641)	-	(2,374)	-
Cumulative effect of change in accounting principle	-	-	117	-
Other noncash items	-	-	-	(438)
Changes in working capital, excluding cash equivalents, sinking funds, maturities, and short-term debt:
(Increase)/decrease in current assets	4,937	(9,339)	23,642	(2,662)
Decrease in current liabilities	(7,464)	(489)	(16,658)	(2,144)
Other noncurrent items, net	(4,468)	950	(2,968)	2,967
Cash Provided by Operating Activities	17,543	8,921	60,732	45,523

Investing Activities
Additions to utility plant and nuclear fuel	(12,315)	(9,783)	(29,718)	(62,786)
AFUDC - borrowed funds	(69)	(39)	(177)	(136)
Increase in nuclear decommissioning fund	(1,930)	(2,957)	(7,076)	(7,992)
Capital distribution from investee	-	-	15,000	-
Sale of interest in nuclear plant	15,381	-	15,381	-
Cash Provided by/(Used for) Investing Activities	1,067	(12,779)	(6,590)	(70,914)

Financing Activities
Issuance of common stock	2,669	2,091	7,509	6,797
Cash dividends on common stock	(5,622)	(5,439)	(16,676)	(16,117)
Increase in long-term debt	-	15,000	-	35,000
Decrease in short-term debt/commercial paper	(13,000)	(8,500)	(44,000)	(750)
Cash Provided by/(Used for) Financing Activities	(15,953)	3,152	(53,167)	24,930

Change in Cash and Cash Equivalents	2,657	(707)	975	(461)
Cash and cash equivalents at beginning of period	2,625	2,194	4,307	1,948
Cash and cash equivalents at end of period	$ 5,282	$ 1,487	$ 5,282	$ 1,487

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

(In thousands)	Unaudited Sept. 30,	Dec. 31,
ASSETS	2001	2000
Utility Plant (at original cost, in service)
Electric	$498,441	$622,209
Gas	199,249	197,093
Gross Plant in Service	697,690	819,302
Less accumulated provision for depreciation	(332,624)	(510,381)
Net Plant in Service	365,066	308,921
Construction work in progress	27,883	22,863
Nuclear decommissioning fund	525	102,891
Nuclear fuel, net	-	6,979
Total Utility Plant	393,474	441,654
Other Property and Investments	3,703	3,988
Investment in ATC	25,853	-
Total other property and investments	29,556	3,988
Current Assets
Cash and cash equivalents	5,282	4,307
Accounts receivable, less reserves of $3,882 and $2,071, respectively	25,955	38,161
Unbilled revenues	10,879	27,900
Materials and supplies, at lower of average cost or market	6,761	7,735
Fossil fuel, at lower of average cost or market	3,345	3,872
Stored natural gas, at lower of average cost or market	16,442	9,785
Prepaid taxes	6,168	7,539
Other prepayments	1,503	1,221
Total Current Assets	76,335	100,520
Deferred Charges	27,374	25,442
Total Assets	$526,739	$571,604
CAPITALIZATION AND LIABILITIES
Capitalization	$375,509	$383,749
Current Liabilities
Long-term debt due within one year	20,200	200
Short-term debt - commercial paper	-	44,000
Accounts payable	13,069	28,792
Accrued taxes	394	2,550
Accrued interest	3,792	3,162
Other current liabilities	6,852	8,533
Total Current Liabilities	44,307	87,237
Other Credits
Deferred income taxes	51,995	43,321
Regulatory liabilities	25,130	26,517
Investment tax credit - deferred	6,348	8,472
Other deferred liabilities	23,450	22,308
Total Other Credits	106,923	100,618
Total Capitalization and Liabilities	$526,739	$571,604

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2001

Madison Gas and Electric Company (MGE) prepared these condensed consolidated financial statements, without audit (except for balance sheet information at Dec. 31, 2000), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. MGE believes the disclosures provided are accurate and not misleading. MGE management believes it has made all normal recurring adjustments needed to present fairly the financial statements and notes in this report.

It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes on pages 20 through 35 of MGE's 2000 Annual Report to Shareholders and as filed on Form 10-K.

1. Kewaunee Nuclear Power Plant

Effective Sept. 23, 2001, MGE sold its 17.8% ownership interest of Kewaunee Nuclear Power Plant (Kewaunee) to Wisconsin Public Service Corporation (WPSC) for net book value, including the remaining nuclear fuel inventory balance.

Pursuant to the sale agreement entered into with WPSC on Sept. 29, 1998, MGE in June 2001 executed its option to buy electric capacity and energy at a fixed price from WPSC. MGE contracted with WPSC to purchase 90 MW of electric capacity and energy from Sept. 24, 2001, through Sept. 23, 2003, to meet current needs.

2. Nuclear Decommissioning

Pursuant to an agreement dated Sept. 29, 1998, MGE transferred its interest in Kewaunee to WPSC effective Sept. 23, 2001 (Footnote 1). MGE also transferred the assets of its external decommissioning trusts to external trusts of WPSC. The agreement requires MGE to continue funding its external decommissioning trust through the end of 2002 at the PSCW authorized level, which is currently $8.1 million annually. At the end of 2002 the remaining assets of the MGE trust will transfer to the external trust of WPSC. The trusts are shown on the balance sheet in the Utility Plant section. As of Sept. 30, 2001, these trusts total $0.5 million (pretax, fair market value) and are offset by an equal amount under accumulated provision for depreciation.

MGE's share of Kewaunee decommissioning costs is currently limited to $8.1 million annually through the end of 2002. These costs are currently recovered from customers in rates.

3. Per-share Amounts

Since there are no dilutive items, earnings per share of common stock are computed based on the weighted average of the daily number of shares outstanding. For the three months ended Sept. 30, 2001 and 2000, there were 16,863,820 and 16,444,332 shares outstanding, respectively. Dividends declared and paid per share of common stock for the three months ended Sept. 30, 2001 and 2000, were $0.333 and $0.331, respectively.

For the nine months ended Sept. 30, 2001 and 2000, there were 16,761,469 and 16,325,647 shares outstanding, respectively. Dividends declared and paid per share of common stock for the same nine months were $0.995 and $0.987, respectively.

4. Rate Matters

In January 2001, the Public Service Commission of Wisconsin (PSCW) authorized (1) an electric rate increase designed to increase electric revenues by $7.5 million, or 3.9%, to cover rising fuel costs and increased system demands, (2) a natural gas rate increase designed to increase gas revenues by $3.4 million, or 2.7%, for improving the gas delivery system, and (3) a return on common stock equity of 12.9%.

The PSCW approved MGE's request for a temporary electric fuel surcharge of 2.7% effective May 9 through Sept. 2, 2001. The temporary rate increase covered the higher cost of natural gas used to generate electricity. Revenues collected from this surcharge are subject to refund, pending the PSCW's review of any excess revenues collected by MGE while the surcharge was in effect.

The PSCW has allowed MGE to reopen its current rate case for limited specific issues such as the sale of its ownership interest in Kewaunee, rising fuel costs, and a proposed automated meter reading system. The proposed rate change, subject to PSCW approval, is designed to increase revenue by $12 million (a 5.8% increase in electric rates and a 0.7% increase in gas rates). MGE has requested the ability to recover these additional expenses less any reduced costs due to the sale of its ownership interest in Kewaunee. The PSCW is reviewing the request and an order is expected by year-end.

5. Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, net cash payments for income taxes, and the investment in the American Transmission Company LLC (ATC) were as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(In thousands)	2001	2000	2001	2000
Interest paid, net of amounts capitalized	$2,646	$2,812	$ 9,759	$ 9,141
Income taxes paid, net	$ 747	$1,025	$ 8,781	$10,578
Investment in ATC (see Footnote 7)	$ -	$ -	$43,612	$ -

6. Accounting for Financial Derivatives

MGE has a swap agreement with a commercial bank for a notional amount of $5.0 million, backed by MGE's commercial paper. MGE pays a fixed rate of 6.91% on the swap, which was used to retire a portion of MGE's 7.70%, 2028 Series, First Mortgage Bonds. MGE's commercial paper swap agreement has been classified as a derivative. The cumulative effect of the change in accounting principle, for the adoption of Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," led to a one-time charge of $0.1 million (after tax), which was recorded in the first quarter. MGE has a 22.0% ownership interest in the coal-fired Columbia Energy Center, which is operated by Alliant Energy, Inc. (Alliant). Alliant has entered into a long-term coal supply agreement with Dynegy Marketing and Trade. The contract contains certain put options and consequently, in accordance with the terms of FAS No. 133, the contract is recorded at fair value on the balance sheet. Gains and losses are recorded in other income. The fair value adjustments of the two derivatives' were $0.1 million (after tax) for the third quarter 2001 and for the nine months ended Sept. 30, 2001.

MGE has a limited number of physical and financial gas commodity contracts that are defined as derivatives under FAS 133. These gas instruments are primarily comprised of exchange-traded option contracts to manage the cost of gas and over-the-counter financial floating-to-fixed price swaps and calls for the Winter Set-Price Firm Gas Sales Service pilot program. The derivative amounts recorded as a result of these gas contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the purchased gas adjustment clause and not subject to the gas cost incentive sharing mechanism. As of Sept. 30, 2001, MGE has recorded a liability from gas supply derivatives and a corresponding regulatory asset of $1.0 million related to these contracts.

7. Investment in ATC

On Jan. 1, 2001, MGE transferred substantially all of its electric transmission facilities to ATC in exchange for approximately a 6% interest in this joint venture, which is comprised of Wisconsin investor-owned utilities and some Wisconsin municipal utilities, cooperatives, and power supply agencies.

MGE accounts for this investment on the equity method of accounting. MGE's share of ATC's earnings--as well as amortization of the FAS 109 Regulatory Liability and deferred investment tax credits related to the contributed transmission assets--are recorded as equity in earnings of the investee. For the three and nine months ended Sept. 30, 2001, MGE has recorded $0.6 million and $2.4 million (pretax), respectively, of equity earnings from its investment in ATC.

MGE contracts with ATC for transmission services, which have cost $2.2 million and $5.8 million, respectively, during the three and nine months ended Sept. 30, 2001. This amount is included in MGE's operating expenses.

Under a three-year contract beginning Jan. 1, 2001, MGE provides various services to ATC, including (1) fixed capital construction, (2) operations and maintenance, and (3) transitional services. MGE bills for these services based on its actual costs for labor, materials, and overhead. For the three and nine months ended Sept. 30, 2001, MGE billed ATC $0.8 million and $1.8 million for these services, respectively.

MGE tracks the difference between the revenue requirement for transmission services included in its current rate tariffs and the network transmission service fee collected from ATC. The difference is deferred and subject to adjustment in MGE's next rate case. For the three and nine months ended Sept. 30, 2001, MGE has recorded a deferred asset of $0.3 million and $0.8 million for this difference, respectively.

8. Segment Information

The following tables show MGE's segment information for electric and gas operations.

(In thousands)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Electric	2001	2000	2001	2000
Gross Revenues	$56,551	$59,674	$156,862	$154,924
Net Operating Income	$6,674	$11,937	$19,932	$23,715

Gas
Gross Revenues	$11,533	$14,658	$107,162	$71,249
Net Operating Income	$(73)	$60	$6,498	$5,802

Interdepartmental Revenues Eliminated	$(2,153)	$(2,371)	$(5,801)	$(5,513)

Consolidated
Net Revenues	$65,931	$71,961	$258,223	$220,660
Net Operating Income	$6,601	$11,997	$26,430	$29,517

	Electric	Gas	Other	Consolidated
Assets
Sept. 30, 2001	$361,709	$124,285	$40,745	$526,739
Dec. 31, 2000	$395,622	$123,486	$52,496	$571,604

Capital Expenditures
Sept. 30, 2001	$24,170	$5,548	$ -	$29,718
Dec. 31, 2000	$65,312	$8,294	$ -	$73,606

9. Commitments

Natural gas-fired cogeneration plant

MGE and the University of Wisconsin-Madison proposed building a natural gas-fired cogeneration plant to help meet future needs of the University and MGE customers. In July 2001, MGE entered into a contract with GE Packaged Power, Inc., for the purchase of two gas turbines for the cogeneration plant.

Purchase of Prairie du Chien gas service territory

On Oct. 17, 2001, MGE executed its agreement to purchase the Prairie du Chien-area natural gas system from Wisconsin Electric/Wisconsin Gas (WE/WG) for approximately $3.8 million, the net book value of the gas assets.

The purchase includes facilities in the city of Prairie du Chien and other surrounding villages and townships located in west-central Wisconsin in Crawford County. Approximately 3,500 residential and commercial customers are part of the transfer. MGE currently serves natural gas customers in Crawford County.

As part of the transaction, a definitive gas service boundary agreement between the two companies within Dane County will be established. The new boundary lines do not involve transfer of any customers and are located primarily through undeveloped land north of the Madison city limits.

MGE filed a joint application with WE/WG to the PSCW seeking approval for this transaction, an order is expected by December 2001.

10. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" that supersede Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. FAS 141 is effective for all business combinations (1) initiated after June 30, 2001, and (2) with acquisitions completed after June 30, 2001, all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. FAS No. 142 is effective for fiscal years beginning after Dec. 15, 2001. MGE is currently reviewing these statements to determine their effect on the company's financial statements.

In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations," which amends FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. MGE is currently reviewing this statement to determine its effect on the company's financial statements.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after Dec. 15, 2001, and interim periods within those fiscal years. MGE is currently reviewing this statement to determine its effect on the company's financial statements.

11. Subsequent Event

In November 2001, MGE filed a registration statement on Form S-4 with the Securities and Exchange Commission regarding its proposal to create a holding company named MGE Energy, Inc. The holding company structure allows the company to raise capital in the financial markets as it builds new power plants. Electric prices will continue to be regulated by the PSCW as they are today.

Under the holding company proposal, shares of MGE common stock would be exchanged on a one-for-one basis for shares of MGE Energy, Inc. Company shareholders will vote on the holding company proposal at their annual meeting next May. All other regulatory approvals are expected to be completed by summer 2002.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Cash Provided by Operating Activities

Cash provided by operating activities increased $8.6 million for the third quarter of 2001 compared to prior year. Current assets decreased $4.9 million during the third quarter of 2001 compared to an increase of $9.3 million for the same period last year. The decrease in current assets during the third quarter of 2001 is due to a decrease in accounts receivable of $2.9 million, unbilled revenues of $4.9 million, and prepaid taxes of $1.9 million. This was partially offset by an increase in stored gas of $5.2 million. MGE's current liabilities decreased $7.5 million during the third quarter of 2001 due to decreases in accounts payable and accrued taxes.

Cash provided by operating activities increased $15.2 million, or 33.4%, for the nine months ended Sept. 30, 2001, compared to the same period last year. The change in current assets for the first nine months of 2001 compared to 2000 is a decrease of $26.3 million. The change in current liabilities for the first nine months of 2001 compared to 2000 is a decrease of $14.5 million. The add-back of deferred income taxes increased over $8.0 million for both the three and nine months ended Sept. 30, 2001, as a result of the sale of MGEs ownership interest in Kewaunee.

Cash Used for Investing Activities

Cash provided by investing activities was $1.1 million during the third quarter 2001 compared to cash used for investing activities of $12.8 million last year. MGE sold its ownership interest in Kewaunee for $15.4 million cash during the third quarter of 2001.

Cash used for investing activities was $6.6 million for the nine months ended Sept. 30, 2001, compared to $70.9 million for the same time period last year (when MGE purchased an 83-MW natural gas-fired combustion turbine). Cash used for investing activities is lower in 2001 mainly due to a $33.1 million decrease in plant additions and the following: (1) MGE received a capital distribution of $15.0 million from ATC (Footnote 7) and (2) a cash payment of $15.4 million related to the sale of its ownership interest in Kewaunee (Footnote 1).

Cash Used for Financing and Capital Resources

Cash used for financing activities was $16.0 million for the third quarter of 2001 compared to cash provided by financing activities of $3.2 million last year. During the third quarter of 2000, MGE issued $15.0 million in unsecured, Medium-Term Notes. MGE reduced its short-term debt by $4.5 million more during the third quarter of 2001 when compared to last year's third quarter.

Cash used for financing activities was $53.2 million for the nine months ended September 2001 compared to cash provided by financing activities of $24.9 million for the same period last year. In 2000, MGE issued $35.0 million in unsecured, Medium-Term Notes, which it used to help finance capital expenditures (83-MW combustion turbine). In 2001, MGE paid off $44.0 million in short-term debt.

Bank lines of credit available to MGE as of Sept. 30, 2001, were $40 million.

MGE's capitalization ratios were as follows:

	Sept. 30, 2001	Dec. 31, 2000
Common shareholders' equity	53.7%	46.8%
Long-term debt*	46.3	42.9
Short-term debt	-	10.3
*Includes current maturities and current sinking fund requirements.

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During the nine months ended Sept. 30, 2001, MGE's plant additions totaled $29.7 million, down $33.1 million, or 52.7%, from the first nine months of last year. Last year, MGE purchased an 83-MW natural gas-fired combustion turbine. In 2001, it is anticipated capital expenditures will be $44.6 million for projects improving MGE's Blount Generating Station and MGE's electric and gas distribution systems.

MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction and nuclear fuel expenditures during the first nine months of 2001. For larger capital investments, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the twelve months ended Sept. 30, 2001, was 3.96 times. Below is a table of MGE's current credit ratings:

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured medium term notes Commercial paper	AA AA- A1+	Aa2 Aa3 P1

Results of Operations

Sales and Revenues

Electric

Retail sales decreased 3.9% for the three months ended Sept. 30, 2001, and were flat for the nine months ended Sept. 30, 2001.

Electric Sales (megawatt-hours)	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2001	2000	% Change	2001	2000	% Change
Residential	225,501	226,207	(0.3)	599,047	586,065	2.2
Large commercial	281,658	296,926	(5.1)	867,549	831,446	4.3
Small commercial	201,625	216,333	(6.8)	544,982	598,202	(8.9)
Other	87,948	89,243	(1.5)	234,738	231,353	1.5
Total Retail	796,732	828,709	(3.9)	2,246,316	2,247,066	0.0
Sales for Resale	7,290	75,619	(90.4)	58,767	243,010	(75.8)
Total Sales	804,022	904,328	(11.1)	2,305,083	2,490,076	(7.4)

During the third quarter of 2001, electric operating revenues decreased $3.1 million, or 5.3%. Significant items contributing to the revenue decrease during the quarter included:

  A $1.6 million decrease in sales for resale because a contract with Wisconsin Public Power Inc. (WPPI) expired. (MGE sold 30 MW of firm energy and capacity to WPPI from March 1999 through the end of 2000.)

  A decrease in other electric revenues ($2.3 million) due to (1) reversal of the electric surcharge of $1.4 million in the current year and (2) recognition of increased electric revenues of $1.0 million during the second quarter of 2000 related to an 83-MW natural-gas fired combustion turbine which was brought on-line at that time.
  A change in the estimate of unbilled revenues and sales ($4.5 million, pretax).

The above items were somewhat offset by:

  A 3.9% electric rate increase effective Jan. 1, 2001, combined with customer growth and greater use per customer ($4.0 million).

  A .00176 cents/kWh electric fuel surcharge effective May 9, 2001, $1.3 million (Footnote 4).

For the nine months ended Sept. 30, 2001, electric operating revenues increased $1.9 million, or 1.3%, due to (1) the electric rate increase, (2) customer growth, (3) greater use per customer, and (4) the surcharge, all mentioned previously, which totals $13.0 million, and was offset by a revised estimate for unbilled revenues of $4.5 million (pretax). Other electric revenues decreased $2.2 million for the nine months ended Sept. 30, 2001. Sales for resale were down $4.3 million for the nine months ended Sept. 30, 2001, due to a contract expiring with WPPI (as stated above).

Gas

For the three months ended Sept. 30, 2001, retail gas deliveries decreased 3.5% due to lower use per customer. During the third quarter of 2001, transport deliveries increased 48.4% over the prior year, primarily due to increased usage by customers that use gas for generation of electricity or steam and have the ability to switch to or from alternate fuels. For the nine months ended Sept. 30, 2001, retail gas deliveries increased 6.2% over the prior year. This increase is primarily attributable to the colder winter weather experienced during the first quarter of 2001. The average temperature for the first quarter 2001 was 24.6 degrees Fahrenheit, which was 18.1% colder than the same period last year.

Gas Deliveries (thousands of therms)	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2001	2000	% Change	2001	2000	% Change
Residential	5,948	6,106	(2.6)	58,658	55,205	6.3
Commercial and Industrial	7,151	7,462	(4.2)	50,000	47,072	6.2
Total Retail	13,099	13,568	(3.5)	108,658	102,277	6.2
Transport	11,421	7,698	48.4	33,003	32,030	3.0
Total Gas Deliveries	24,520	21,266	15.3	141,661	134,307	5.5

Gas revenues decreased $2.9 million, or 23.4%, for the three months ended Sept. 30, 2001, mainly because the cost of natural gas dropped (see Natural Gas Purchased).

Gas revenues for the nine months ended Sept. 30, 2001, increased $35.6 million, or 54.0%, primarily due to the significantly higher cost of gas during the first half of the year.

Gas incentive revenues were relatively unchanged for the three months ended Sept. 30, 2001. Under MGE's gas cost incentive mechanism (GCIM), if actual gas commodity costs are above or below a benchmark set by the PSCW, MGE's gas sales service customers and shareholders share equally in any increased costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million for the gas year are passed on to customers. MGE's gas commodity costs were below the GCIM benchmark by $0.5 million for the three months ended Sept. 30, 2001. This savings was shared equally by shareholders and gas sales service customers.

Revenues from the GCIM were down $0.8 million for the nine months ended Sept. 30, 2001, primarily due to high gas prices and increased demand during the first quarter of 2001. MGE's gas commodity was below the GCIM benchmark by $0.1 million for the nine months ended Sept. 30, 2001.

Electric Fuel and Purchased Power

Fuel for electric generation increased $0.3 million, or 2.5%, for the three months ended Sept. 30, 2001. For the nine months ended Sept. 30, 2001, fuel for electric generation increased $5.2 million, or 18.9%. Fuel costs for MGE's electric generating units were up compared to last year primarily due to (1) the increased use of base-load power plants at a marginally higher fuel cost, especially in the second quarter of 2001, and (2) the higher cost of natural gas used to generate electricity.

Purchased power decreased $0.3 million and $5.4 million for the three and nine months ended Sept. 30, 2001. This decrease is attributed to the following:

  During 2001 MGE did not need to buy additional capacity from outside sources because its base-load units operated at full capacity. In the second quarter of 2000, MGE purchased more expensive open-market replacement power during a six-week scheduled refueling and maintenance outage at the Kewaunee plant.

  A decrease in the hourly purchase from Commonwealth Edison. During the first half of 2001, MGE purchased 15 MW from Commonwealth compared to 30 MW during the first half of last year.

Electric margin (revenues less fuel and purchased power) decreased $3.1 million, or 7.1%, for the three months ended Sept. 30, 2001. For the third quarter, electric margin decreased due to the changes in revenue described previously.

For the nine months ended Sept. 30, 2001, electric margins increased $2.1 million, or 1.9%, because revenues were up (previously described) and purchased power costs were down.

Natural Gas Purchased

Natural gas purchases decreased $3.1 million, or 50.1%, for the three months ended Sept. 30, 2001. The average cost per therm of natural gas for the third quarter decreased 49.0%. Under the purchased gas adjustment clause authorized by the PSCW, MGE passes along to customers the cost of gas, subject to certain limited incentive participation. Gas margin (revenues less gas purchased) increased $0.2 million, or 3.6%, for the three months ended Sept. 30, 2001, primarily due to a 2.7% rate increase effective Jan. 1, 2001.

Natural gas purchases increased $32.0 million, or 85.5%, for the nine months ended Sept. 30, 2001. The average cost per therm of natural gas for the nine months ended Sept. 30, 2001, increased 75.0%. Gas margin increased $3.7 million, or 12.9%, for the nine months ended Sept. 30, 2001, primarily due to (1) higher retail deliveries in the first quarter, (2) the Jan. 1, 2001, rate increase, and (3) the recovery of regulatory gas assets.

Other Operations and Maintenance

Operating and maintenance expenses increased $2.6 million for the third quarter of 2001, or 12.6%. For the nine months ended Sept. 30, 2001, operating and maintenance costs increased $6.0 million, or 9.3%.

The changes in operations and maintenance expenses are a result of:

  Beginning Jan. 1, 2001, MGE pays a network service charge to ATC for transmission usage. In the third quarter, MGE paid $2.2 million to ATC (Footnote 7). For the nine months ended Sept. 30, 2001, MGE paid $5.9 million to ATC.

  Uncollectible account expenses for electric and gas increased by $1.7 million due to the significant rise in natural gas costs and customers' utility bills during the first quarter.

  Energy conservation amortization for the nine months ending Sept. 30, 2001, decreased $0.8 million.

  For the nine months ended Sept. 30, 2001, operating and maintenance expenses at Kewaunee were down $0.7 million primarily due to lower administrative and general overheads.

Depreciation Expense

Depreciation expense for electric increased $2.0 million and $2.5 million, respectively, for the three and nine months ended Sept. 30, 2001.

  Depreciation expense for electric assets increased $0.3 million and $0.9 million for the three and nine months ended Sept. 30, 2001. This increase is attributable to a NOx accrual of $0.5 million in 2001 and the addition of electric assets designed to increase customer reliability (an 83-MW natural gas-fired combustion turbine was added during the second quarter of 2000).
  Depreciation expense for the decommissioning trust fund increased $1.6 million for the three and nine months ended Sept. 30, 2001, due to increased earnings on the fund.

There were no significant impacts to gas depreciation for the three or nine months ended Sept. 30, 2001.

Income Taxes and Other General Taxes

MGE's effective tax rate for the nine months ended Sept. 30, 2001, increased to 38.1% from 36.5% last year due to lower relative amounts of amortized excess deferred income taxes and amortized investment tax credits. The lower amortization amounts result from MGE transferring its transmission assets to ATC (Footnote 7).

The change in net deferred tax liabilities for the three months and nine months ended Sept. 30, 2001, of $8.1 million and $8.7 million, respectively, is attributable to the sale of MGE's ownership interest in Kewaunee (Footnote 1). Deferred tax assets and liabilities related to temporary differences between the tax basis of Kewaunee assets and decommissioning liabilities and their reported book values were reversed in the accounting for the sale. MGE realized no book gain or loss on the sale transaction.

General taxes increased $0.5 million for the nine months ended Sept. 30, 2001, compared to the same period last year due to an increase in MGE's license fee tax. This tax is based on operating revenues for the year immediately prior to the year the expense is recognized. The license fee tax is paid one year in advance and amortized to expense in the following year on a straight-line basis. Accordingly, the general tax expense is not related to current operating revenues.

Other Income and Deductions

Other income and deductions increased $2.4 million and $3.4 million (after tax), respectively, for the three and nine months ended Sept. 30, 2001. Significant factors contributing to the increase include:

  MGE received $0.4 million (after tax) in the third quarter and $1.4 million (after tax) for the nine months ended Sept. 30, 2001, as equity earnings from ATC (Footnote 7).

  Gains and earnings of the decommissioning funds increased $1.6 million (after tax) for the three and nine months ending Sept. 30, 2001, when compared to the same period a year ago.

Interest Expense

Interest expense on long-term debt for the three months ended Sept. 30, 2001, decreased $0.1 million. Interest expense for the nine months ended Sept. 30, 2001, increased $0.5 million, or 5.3%, due to the financing of several major capital projects needed to improve reliability for MGE customers.

Lower short-term debt, due to proceeds received from ATC (Footnote 7), and the sale of Kewaunee caused other interest expense to decline $0.4 million and $0.2 million for the three and nine months ended Sept. 30, 2001, respectively.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued FAS No. 141, "Business Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets" that supersede Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. FAS 141 is effective for all business combinations (1) initiated after June 30, 2001, and (2) with acquisitions completed after June 30, 2001, all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. FAS No. 142 is effective for fiscal years beginning after Dec. 15, 2001. MGE is currently reviewing these statements to determine their effect on the company's financial statements.

In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations," which amends FAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. MGE is currently reviewing this statement to determine its effect on the company's financial statements.

In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after Dec. 15, 2001, and interim periods within those fiscal years. MGE is currently reviewing this statement to determine its effect on the company's financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

MGE is potentially exposed to market risk associated with interest rates, commodity prices, and equity returns. MGE currently has no exposure to foreign currency risk. MGE has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of its exposures.

MGE manages its interest rate risk by (1) limiting its variable rate exposure through various financial instruments to lock in fixed rates and (2) continually monitoring the effects of market changes on interest rates. MGE has a long-term swap agreement that manages short-term commercial paper. MGE's fixed rate on this swap agreement is 6.91%. MGE is not exposed to changes in interest rates on its long-term debt until that debt matures and is refinanced at current rates.

MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for the recovery of electric fuel, purchased energy, and the cost of natural gas purchased for gas resale. MGE uses weather derivatives to reduce the impact of weather volatility on its margins related to gas operations.

MGE currently funds its liabilities related to employee benefits and nuclear decommissioning through trust funds. Changes in the market value of these trust funds affect MGE's expense and annuity payment. MGE mitigates some of its risk in this matter through future rate actions by the PSCW.

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

Kewaunee Nuclear Power Plant

Effective Sept. 23, 2001, MGE sold its 17.8% ownership interest of Kewaunee to Wisconsin Public Service Corporation (WPSC) for net book value.

Pursuant to the sale agreement entered into with WPSC on Sept. 29, 1998, MGE in June 2001 executed its option to buy electric capacity and energy at a fixed price from WPSC. MGE contracted with WPSC to purchase 90 MW of electric capacity and energy from Sept. 24, 2001, through Sept. 23, 2003.

Financing Registration Statement

In October 2001, MGE filed a $100 million registration statement Form S-3 with the Securities and Exchange Commission (SEC) regarding the issuance of debt and equity securities. Use of proceeds from the sale of securities related to this registration statement will be for the following: (1) capital expenditures, in particular an automated meter reading billing system, (2) refinancing of higher cost debt, and (3) general corporate purposes.

Holding Company Registration Statement

In November 2001, MGE filed a registration statement on Form S-4 with the SEC regarding its proposal to create a holding company named MGE Energy, Inc. The holding company structure allows the company to raise capital in the financial markets as it builds new power plants. Electric prices will continue to be regulated by the PSCW as they are today.

Under the holding company proposal, shares of MGE common stock would be exchanged on a one-for-one basis for shares of MGE Energy, Inc. Company shareholders will vote on the holding company proposal at their annual meeting next May. All other approvals are expected to be completed by summer 2002.

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

Madison Gas and Electric Company (Registrant)
Date: Nov. 14, 2001	/s/ Gary J. Wolter
President and Chief Executive Officer (Duly Authorized Officer)
Date: Nov. 14, 2001	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)