Form 10-Q
period 2002-03-31
MADISON GAS & ELECTRIC CO
filed 2002-05-13
CIK 61339

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:
MARCH 31, 2002

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

Common Stock Outstanding at May 13, 2002: 17,122,812 Shares

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Income and Comprehensive Income
for the three months ended March 31, 2002 and 2001 (unaudited)

Condensed Consolidated Statements of Cash Flows
for the three months ended March 31, 2002 and 2001 (unaudited)

Condensed Consolidated Balance Sheets
as of March 31, 2002 (unaudited) and December 31, 2001

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Liquidity and Capital Resources
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II. OTHER INFORMATION

Item 5. Other Information.
Item 6(a). Exhibits.
Item 6(b). Reports on Form 8-K.
Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Income and Comprehensive Income
(unaudited)
(In thousands, except per-share amounts)

Three Months Ended March 31:	2002	2001
Operating Revenues:
Electric	$50,820	$49,438
Gas	47,452	72,592
Total Operating Revenues	98,272	122,030
Operating Expenses:
Fuel for electric generation	8,477	11,223
Purchased power	8,492	3,837
Natural gas purchased	29,666	55,058
Other operations and maintenance	21,235	22,670
Depreciation and amortization	7,263	8,950
Other general taxes	2,868	2,909
Income tax provision	6,683	5,301
Total Operating Expenses	84,684	109,948
Net Operating Income	13,588	12,082
Other Income and Deductions:
AFUDC - equity funds	81	89
Equity in earnings in ATC	866	755
Income tax provision	(346)	(659)
Other, net	(144)	1,127
Total Other Income and Deductions	457	1,312
Income before interest expense and cumulative effect of a change in accounting principle	14,045	13,394
Interest Expense:
Interest on long-term debt	2,983	3,306
Other interest	86	524
AFUDC - borrowed funds	(46)	(50)
Net Interest Expense	3,023	3,780
Net income before cumulative effect of a change in accounting principle	11,022	9,614
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	(117)
Net Income	$11,022	$ 9,497
Total Comprehensive Income	$11,022	$ 9,497
Earnings Per Share of Common Stock (basic and diluted):
Income before cumulative effect of a change in accounting principle	$0.64	$0.58
Cumulative effect of a change in accounting principle	-	(0.01)
Net Income	$0.64	$0.57
Average Shares Outstanding (basic and diluted)	17,120	16,656

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

Three Months Ended March 31:	2002	2001
Operating Activities:
Net income	$11,022	$ 9,497
Items not affecting cash:
Depreciation and amortization	7,263	8,950
Deferred income taxes	(182)	348
Amortization of nuclear fuel	-	618
Amortization of investment tax credits	(130)	(143)
AFUDC - equity funds	(81)	(89)
Equity in earnings in ATC	(866)	(755)
Cumulative effect of change in accounting principle, net of tax benefit of $78	-	117
Dividend income from ATC	820	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	5,828	14,524
Increase/(decrease) in current liabilities	7,518	(1,851)
Other noncurrent items, net	3,098	2,535
Cash Provided by Operating Activities	34,290	33,751

Investing Activities:
Additions to utility plant and nuclear fuel	(8,501)	(5,069)
AFUDC - borrowed funds	(46)	(50)
Increase in nuclear decommissioning fund	(1,662)	(2,535)
Purchase of gas service territory	(78)	-
Cash Used for Investing Activities	(10,287)	(7,654)

Financing Activities:
Issuance of common stock	3,275	2,413
Cash dividends on common stock	(5,707)	(5,510)
Decrease in short-term debt/commercial paper	(9,500)	(22,000)
Cash Used for Financing Activities	(11,932)	(25,097)

Change in Cash and Cash Equivalents	12,071	1,000
Cash and cash equivalents at beginning of period	2,421	4,307
Cash and cash equivalents at end of period	$14,492	$ 5,307

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
(In thousands)

ASSETS	March 31, 2002 (unaudited)	Dec. 31, 2001
Utility Plant (at original cost, in service):
Electric	$510,542	$506,810
Gas	210,014	207,868
Gross plant in service	720,556	714,678
Less accumulated provision for depreciation	(347,389)	(340,660)
Net plant in service	373,167	374,018
Construction work in progress	27,479	25,376
Nuclear decommissioning fund	3,942	1,855
Total Utility Plant	404,588	401,249
Other property and investments	3,978	3,610
Investment in ATC	26,283	26,237
Total other property and investments	30,261	29,847
Current Assets:
Cash and cash equivalents	14,492	2,421
Accounts receivable, less reserves of $3,534 and $3,764, respectively	33,611	25,061
Unbilled revenues	13,390	16,486
Materials and supplies, at lower of average cost or market	8,170	7,810
Fossil fuel, at lower of average cost or market	4,173	4,266
Stored natural gas, at lower of average cost or market	7,759	16,607
Prepaid taxes	6,530	8,846
Other prepayments	1,342	1,727
Total Current Assets	89,467	83,224
Deferred Charges	26,542	27,131
Total Assets	$550,858	$541,451

CAPITALIZATION AND LIABILITIES
Common stockholder equity	$224,882	$216,292
Long-term debt	157,609	157,600
Total Capitalization	382,491	373,892
Current Liabilities:
Long-term debt due within one year	20,000	20,000
Short-term debt - commercial paper	-	9,500
Accounts payable	20,348	22,156
Accrued taxes	7,970	-
Accrued interest	3,604	3,110
Other current liabilities	7,875	7,013
Total Current Liabilities	59,797	61,779
Other Credits:
Deferred income taxes	56,016	56,198
Investment tax credit - deferred	5,797	5,927
Regulatory liabilities	22,649	22,436
Other deferred liabilities	24,108	21,219
Total Other Credits	108,570	105,780
Commitments and Contingencies	-	-
Total Capitalization and Liabilities	$550,858	$541,451

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2002

Basis of Presentation

The accompanying condensed consolidated financial statements as of March 31, 2002, and for the three months then ended are unaudited but include all adjustments that Madison Gas and Electric Company (MGE) consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet information was derived from the audited balance sheet appearing in the Form 10-K for the year ended December 31, 2001, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 26 through 54 of MGE's 2001 Form 10-K.

1. Nuclear Decommissioning

Pursuant to an agreement dated September 29, 1998, MGE sold its interest in the Kewaunee Nuclear Power Plant (Kewaunee) to Wisconsin Public Service Corporation (WPSC) effective September 23, 2001. MGE also transferred the assets of its external decommissioning trusts, which reduced accumulated depreciation by an equal amount, to external trusts of WPSC. The agreement requires MGE to continue funding its external decommissioning trust through the end of 2002 at the Public Service Commission of Wisconsin (PSCW) authorized level, which is currently $8.1 million annually and currently recovered from customers in rates. At the end of 2002 the remaining assets of the MGE trust will be transferred to the external trust of WPSC. The trusts are shown on the balance sheet in the Utility Plant section. As of March 31, 2002, these trusts total $3.9 million (pretax, fair market value) and are offset by an equal amount in the accumulated provision for depreciation.

2. Per-Share Amounts

Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended March 31, 2002 and 2001, there were 17,120,111 and 16,656,202 shares outstanding, respectively.

Dividends declared and paid per share of common stock for the three months ended March 31, 2002 and 2001, were $0.333 and $0.331, respectively.

3. Rate Matters

Effective January 1, 2002, the PSCW authorized MGE to increase revenue by $12 million (a 5.7% increase in electric rates and a 0.6% increase in gas rates). The increase was associated with a limited reopener of MGE's current rate case to address specific issues affecting 2002. MGE's reopener reflected the full-year impact of selling Kewaunee, rising fuel costs, and implementing an automated meter reading system. MGE's next rate case period is expected to begin January 1, 2003.

In January 2001, the PSCW authorized an electric rate increase of $7.5 million, or 3.9%, to cover rising fuel costs and increased system demands; a natural gas rate increase of $3.4 million, or 2.7%, for improving the gas delivery system; and a return on common stock equity of 12.9%.

4. Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, and cash payments (receipts) for income taxes were as follows:

Three months ended March 31 (In thousands)	2002	2001
Interest paid, net of amounts capitalized	$2,529	$3,131
Income taxes paid	$250	$1,250
Income taxes received	$(759)	$(566)

5. American Transmission Company, LLC (ATC)

On January 1, 2001 (formation date), MGE transferred substantially all of its electric transmission assets to ATC in exchange for an approximate 6% interest in this joint venture.

MGE accounts for this investment on the equity method of accounting. Under the equity method of accounting, MGE recognizes its share of ATC's earnings as an increase to the investment carrying value and as equity in earnings of investee. Cash distributions received from ATC are recorded as reductions to the investment carrying value.

At the formation date, the Statement of Financial Accounting Standards (SFAS) No. 109 regulatory liability and the deferred investment tax credits (collectively "the transmission property tax attributes") related to the transmission assets were reclassified against the investment carrying value. MGE accretes its investment carrying value by amortizing the transmission property tax attributes over their regulatory life. The amortization period runs through 2024 with progressively lower amounts each year. This amortization (less than $0.1 million for the quarter) is also included in equity earnings of investee.

In the first quarter of 2002, MGE recorded $0.9 million (pretax) of total equity in earnings of investee. Cash distributions received from ATC in the first quarter of 2002 were $0.8 million.

MGE contracts with ATC for transmission services. MGE's first quarter 2002 transmission service cost of $2.0 million is included in operating expenses. Under a three-year contract beginning on the formation date, MGE provides various services to ATC including fixed capital construction, operations and maintenance, and transitional services. MGE bills for these services based on its actual costs for labor, materials, and overhead. MGE billed ATC $1.4 million for these services during the first quarter of 2002.

MGE tracks the difference between the revenue requirement for transmission services included in its current rate tariffs and the network transmission service fee paid to ATC. The difference is deferred and subject to adjustment in MGE's next rate case. MGE recorded a deferred asset of $0.8 million for this difference during the first quarter of 2002.

6. Segment Information

The following tables show MGE's segment information for electric and gas operations.

(In thousands)	Three Months Ended March 31,
Electric	2002	2001
Gross revenues	$50,924	$49,523
Net operating income	$7,503	$5,704
Gas
Gross revenues	$48,370	$74,830
Net operating income	$6,085	$6,378
Interdepartmental revenues eliminated	$(1,022)	$(2,323)
Consolidated
Net revenues	$98,272	$122,030
Net operating income	$13,588	$12,082

(In thousands)	Electric	Gas	Other	Consolidated
Assets
March 31, 2002	$373,434	$119,039	$58,385	$550,858
December 31, 2001	$371,423	$130,125	$39,903	$541,451
Capital expenditures
Quarter ended March 31, 2002	$7,835	$666	-	$8,501
Year ended December 31, 2001	$33,718	$8,248	-	$41,966

7. Commitments and Contingencies

Coal contracts
MGE has no coal contracts that contain demand obligations for its Blount Generating Station (Blount). Fuel procurement for MGE's jointly owned Columbia Energy Center (Columbia) is handled by Alliant Energy Corp. (Alliant), the operating company. If any demand obligations must be paid under these contracts, management believes these would be considered costs of service and recoverable in rates.

Purchased power contracts
MGE has several purchased power contracts to help meet future electric supply requirements. As of March 31, 2002, MGE's total commitments for energy and purchased power contracts for capacity are estimated to be $17.2 million in 2002, $18.5 million in 2003, $11.8 million in 2004, $13.4 million in 2005, and $13.5 million in 2006. Management expects to recover these costs in future customer rates.

Purchased gas contracts
MGE has natural gas transportation and storage contracts that provide for the availability of firm pipeline transportation and storage capacity under which it must make fixed monthly payments. The pricing component of the fixed monthly payment for these contracts is established but may be subject to change by the Federal Energy Regulatory Commission. These payments are estimated to be $14.4 million in 2002, $13.2 million in 2003, $12.3 million in 2004, $9.8 million in 2005, and $9.8 million in 2006. Management expects to recover these costs in future customer rates.

Environmental
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

On October 27, 1998, the U.S. Environmental Protection Agency (EPA) issued final rules requiring more NOx emission reductions from sources in 22 states, including Wisconsin, to reduce the transport of ozone across state boundaries. However, a successful legal challenge resulted in excluding Wisconsin from this rule. After further modeling and research, the EPA is expected to revise or amend these rules to control NOx emissions in Wisconsin in order to help other states meet the one- and eight-hour ozone standards.

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

In December 2000, the EPA announced it would create rules to limit the amount of mercury emitted by coal- and oil-fired electric-steam generating facilities. EPA plans to have the proposed rules published no later than December 15, 2003, and final regulations published no later than December 15, 2004. The Wisconsin Department of Natural Resources is also developing rules to limit mercury emissions from coal-fired boilers. The proposed rules require sources emitting more than 10 pounds of mercury per year to reduce emissions in phases of 30%, 50%, and 90% over 15 years. It also sets a ceiling of 10 pounds of mercury per year for smaller sources. If either of these regulations is issued, they may require MGE to evaluate emission control options for its Blount and Columbia facilities in order to comply. These controls would likely increase capital expenditures and operating and maintenance expenses.

In December 2000 and February 2001, Columbia received Requests for Information from the EPA to evaluate compliance with the Clean Air Act. Alliant, the plant operator, has responded to both of the requests and has not yet received a response from the EPA. On a broader basis, the EPA is assessing the impact of investments in utility generation capacity, energy efficiency, and environmental protection as well as assessing proposed multi-pollutant legislation. Results of this review are expected in mid-2002.

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

Management believes that its share of the final cleanup costs for all sites will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up these sites could range from $250,000 to $550,000. As of March 31, 2002, MGE has accrued a $250,000 liability for these matters.

Chattel paper agreement
MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest, in up to $7.5 million of the financing program receivables until February 28, 2004. At March 31, 2002, MGE had sold a $6.1 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

New generation
On February 23, 2001, MGE announced that it had secured an option agreement to own a portion of the advanced technology, coal-fired base-load generation included in Wisconsin Energy Corp.'s (WEC) Power the Future proposal. The proposal includes three, 600-megawatt (MW) coal-fired units of new generation. MGE's option rights provide for up to 1/12th ownership allotment (approximately 50 MWs) in each unit for an estimated investment over a ten-year period of $150 million to $175 million. WEC filed its construction proposal (CPCN) with the PSCW in early 2002. A decision from the PSCW is expected in 2002.

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

8. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible, long-lived assets. MGE expects to adopt SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. MGE is currently reviewing this statement to determine its effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. MGE does not believe this statement will have a material impact on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds both FASB Statement No. 4 (FAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, FASB Statement No. 64 (FAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 is effective for transactions occurring after May 15, 2002. MGE does not believe this statement will have a material impact on its financial statements.

9. Subsequent Events - Financings

On April 4, 2002, MGE issued two unsecured taxable debt issues: a $15 million, 6.58% Medium Term Note maturing on April 1, 2012, and a $25 million, 7.12% Medium Term Note maturing on April 1, 2032. The proceeds from these issues were used to redeem the $40 million, 8.50%, 2022 Series, First Mortgage Bonds on April 15, 2002.

On April 25, 2002, MGE issued two unsecured tax-exempt debt issues. The $28 million, 5.875%, Industrial Development Revenue Bonds (IRBs), mature on October 1, 2034, and the $19.3 million, 4.875%, IRBs, mature on October 1, 2027. The $19.3 million issue has a ten-year mandatory call on October 1, 2012. The proceeds from these two issues will be used to redeem the $28 million, 6.75%, 2027A Series, IRBs, and the $19.3 million, 6.70%, 2027B Series, IRBs, on May 28, 2002. The IRBs were issued by the City of Madison for MGE.

The net annual interest savings from these refinancings is approximately $800,000 per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Sales and Revenues

Electric

Retail sales increased 0.4% during the three months ended March 31, 2002 (see table).

Electric Sales (megawatt-hours) Three months ended March 31:	2002	2001	% Change
Residential	200,292	207,504	(3.5)
Large commercial	260,357	292,152	(10.9)
Small commercial	188,449	152,137	23.9
Other	72,541	66,966	8.3
Total retail	721,639	718,759	0.4
Sales for resale	6,795	24,245	(72.0)
Total electric sales	728,434	743,004	(2.0)

Electric operating revenue increased $1.4 million, or 2.8%, during the first three months of 2002. The increase in electric revenues was primarily due to an increase in electric rates ($1.3 million, Footnote 3), customer growth and greater use per customer ($0.2 million), and an increase in other electric revenues ($0.4 million). The increases in electric operating revenues were offset by a decrease in sales for resale of $0.5 million, which is attributed to a decline in off-peak sales stemming from the warmer-than-normal weather during the first three months of 2002.

Gas

For the three months ended March 31, 2002, retail gas deliveries decreased 5.0% due in large part to warmer winter weather during January and February of 2002. The average temperature for the first quarter 2002 was 29.8 degrees Fahrenheit, which was 21% warmer than last year's first quarter and 16% warmer than normal.

Transport deliveries rose 31.3% during the first quarter as alternative fuel customers' use of natural gas increased. During 2001, transport sales declined as customers reduced the use of natural gas when prices significantly increased.

Gas Deliveries (thousands of therm) Three months ended March 31:	2002	2001	% Change
Residential	39,897	41,930	(4.8)
Commercial and industrial	31,760	33,519	(5.2)
Total retail	71,657	75,449	(5.0)
Transport	16,732	12,744	31.3
Total gas deliveries	88,389	88,193	0.2

Gas operating revenues decreased $25.1 million, or 34.6%, due to lower retail sales (described above) and the significantly lower cost of gas during the first quarter of 2002. The average rate per therm for residential customers during the first quarter of 2002 was $0.70. The same rate during the first quarter of 2001 had risen to $1.02 per therm.

Gas incentive revenues were up $1.1 million when compared to last year's first quarter largely due to the gas cost incentive. Under the commodity incentive, if actual gas commodity costs are above or below a benchmark established by the Public Service Commission of Wisconsin (PSCW), MGE gas sales service customers and shareholders share equally in any increased costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million for the gas year are passed on to customers. Gas incentive revenues totaled $0.5 million in the first quarter 2002, while the prior year included net excess costs of approximately $0.6 million.

Electric Fuel and Purchased Power

Fuel for electric generation decreased $2.7 million, or 24.5%, during this year's first quarter.

- Fuel costs for MGE's electric generating units (which excludes Columbia Energy Center [Columbia] and Kewaunee Nuclear Power Plant [Kewaunee]) were down $3.1 million compared to last year, primarily due to the lower natural gas costs used to generate electricity.

- Nuclear fuel expense decreased $0.8 million from the prior year due to selling MGE's ownership interest in Kewaunee during September 2001.

- Fuel costs for the Columbia units increased $1.2 million during the first quarter of 2002 due to reduced planned outage time. Actual planned outage time at Columbia was three weeks during 2002 and six and one-half weeks during 2001.

Purchased power increased $4.7 million, or 121.3%, during the first quarter. This increase is a result of MGE purchasing electric capacity to replace the energy generation lost from the sale of Kewaunee (Footnote 1). In June 2001, MGE exercised its option to buy electric capacity and energy, at a fixed price, from Wisconsin Public Service Corporation (WPSC). MGE will purchase 90 megawatts of electric capacity and energy from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

Electric margin (revenues less fuel and purchased power) decreased $0.5 million, or 1.5%, during the first quarter 2002. This was due to increased purchased power costs, which were offset by increased electric operating revenues and a decrease in the cost of fuel used for electric generation (see preceding paragraphs).

Natural Gas Purchased

Natural gas purchased decreased $25.4 million, or 46.1%, during the first quarter 2002. The average cost per therm of natural gas decreased 43.3% for the first quarter of 2002. Under the purchased gas adjustment clause authorized by the PSCW, MGE passes along to customers the cost of gas, subject to certain limited incentive participation. Decreased retail gas deliveries of 5.0%, as a result of warmer weather, also contributed to the decrease in natural gas purchased.

Gas margins (revenues less gas purchased) increased $0.3 million, or 1.4%, during the first quarter 2002 despite decreased retail gas deliveries. The increase in gas margins was due to a $1.1 million increase in gas incentive revenues and a 0.6% rate increase effective January 1, 2002.

Other Operations and Maintenance

Operating and maintenance expenses decreased $1.4 million, or 6.3%, during the first quarter of 2002.

- Effective September 23, 2001, MGE sold its 17.8% ownership interest in Kewaunee to WPSC. As a result, operating and maintenance expenses declined $3.0 million during the first quarter.

- Outside service expenses increased $0.5 million during the first quarter of 2002. The increased costs are attributed to the following major projects: Holding Company Formation and Power the Future.

- Employee health and pension expenses increased $1.2 million during the first quarter due to dramatically increasing costs and poor returns on plan assets.

Electric and Gas Depreciation

Depreciation expense decreased $1.7 million, or 18.8%, during the first quarter of 2002. The decrease in depreciation expense, related to MGE's electric generating assets, is due to reduced decommissioning expense ($0.7 million) and depreciation attributable to Kewaunee ($1.0 million) as a result of the sale to WPSC (Footnote 1). There were no significant impacts to gas depreciation during the first quarter.

Other General Taxes

There were no significant changes to other general taxes during the first quarter.

Income Taxes

MGE's effective tax rate for the three months ended March 31, 2002, increased to 38.9% from 36.8% for the year 2001 due to lower relative amounts of amortized excess deferred income taxes and amortized investment tax credits.

Excess deferred income taxes originated when past taxes were provided at tax rates higher than current rates and are used to reduce customer rates but no more rapidly than over the life of the assets giving rise to the excess taxes. Investment tax credits from regulated operations are amortized over the service lives of the property that generated the credits. Until such time as these tax attributes are returned to customers as tax benefits, they represent liabilities to customers.

If property that is associated with these tax attributes is removed from service, MGE is required to adjust these liabilities. Amounts of excess deferred income taxes and deferred investment tax credits have been reduced because significant electric plant assets of the vintage years when these tax attributes arose have either been, in the case of transmission property, contributed to American Transmission Company, LLC (ATC) in 2001 or, in the case of Kewaunee, sold in 2001.

Upon transfer of these assets in 2001, whether by contribution or sale, remaining amounts of associated excess deferred income taxes and deferred investment tax credits were removed from balance sheet liabilities, resulting in lower subsequent year amortization.

Other Income

Other income decreased $1.3 million, or 112.8%, during the first quarter of 2002. The change is primarily a result of decreased decommissioning earnings on trust assets. The decreased earnings are a result of MGE's transferring its Qualified Decommissioning Fund ($65.0 million fair market value) and Nonqualified Decommissioning Fund ($28.1 million fair market value), which resulted in a decrease in accumulated depreciation of equal amount to WPSC, a condition of the sale of MGE's 17.8% ownership interest in Kewaunee ($1.0 million). There is no real impact to earnings because the offset flows through depreciation expense.

Interest Expense

Interest on long-term debt decreased $0.3 million, or 9.8%, during this year's first quarter due to lower rates on its $20 million variable rate debt. Also, decreased short-term debt levels caused other interest expense to decrease $0.4 million, or 83.6%, during the first three months. The decrease in short-term debt was attributable to the significantly lower natural gas costs in 2002 versus 2001.

Contractual Obligations and Commercial Commitments

There were no material changes, other than from the normal course of business, to MGE's contractual obligations, representing cash obligations that are considered to be firm commitments, and commercial commitments, representing commitments triggered by future events, during the three months ended March 31, 2002. Further discussion of the contractual obligations and commercial commitments is included in the Company's Annual Report on Form 10-K for the year ending December 31, 2001.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Cash provided by operating activities increased $0.5 million, or 1.6%, for the first quarter of 2002. Current liabilities increased $7.5 million during the first quarter of 2002, compared to 2001, primarily due to an increase in accrued taxes of $8.0 million, while current assets decreased $5.8 million for the same period. The decrease in current assets is due to decreases in stored natural gas ($8.8 million), unbilled revenues ($3.1 million), and prepayments ($2.7 million). Offsetting the decrease in current assets was an $8.5 million increase in accounts receivable.

Depreciation and amortization expense decreased by $1.7 million. This decrease is due to reduced decommissioning expense and depreciation attributed to the sale of Kewaunee (Footnote 1).

Cash Used for Investing Activities

Cash used for investing activities increased $2.6 million, or 34.4%. This is due to an increase in plant additions of $3.4 million during the first quarter of 2002 compared to last year. The majority of this increase is attributed to implementing the automated meter reading system, improving reliability and reducing nitrogen oxide emissions at Columbia, and improving reliability at MGE substations. Additionally, earnings on the nuclear decommissioning fund were $0.9 million less than the previous year due to the transfer of the fund balances to WPSC in connection with the sale of Kewaunee (Footnote 1).

Cash Used for Financing and Capital Resources

Cash used for financing activities decreased by $13.2 million, or 52.5%, due to the decrease in short-term debt during the first quarter of 2002 as compared to last year. Cash flows are cyclical in nature for MGE. Incoming cash is heaviest during the winter and summer months. MGE benefits in the winter months by drawing down on its stored natural gas, which it purchased in the summer months, reducing winter purchased gas payments.

Bank lines of credit available to MGE as of March 31, 2002, were $40 million.

MGE's capitalization ratios were as follows:

	Mar. 31, 2002	Dec. 31, 2001
Common shareholders' equity	55.9%	53.6%
Short-term debt	-	2.4
Long-term debt*	44.1	44.0
*Includes current maturities and current sinking fund requirements.

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During this year's first quarter, MGE's plant additions totaled $8.5 million, up 67.7% from last year's first quarter. It is anticipated that capital expenditures for projects in 2002 will be $64.5 million. The 2002 major projects include:

- Implementing an automated meter reading system.
- Improving MGE's electric and gas distribution systems.
- Improving reliability and reducing nitrogen oxide emissions at Columbia.

MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction during this year's first quarter. For larger capital investments, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the twelve months ended March 31, 2002, was 4.34 times. Below is a table of MGE's current credit ratings.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE is potentially exposed to market risk associated with interest rates, commodity prices, and equity returns. MGE currently has no exposure to foreign currency risk. MGE has risk management policies to monitor and assist in controlling these market risks and uses derivative instruments to manage some of its exposures.

MGE manages its interest rate risk by limiting its variable rate exposure through various financial instruments to lock in fixed rates and by continually monitoring the effects of market changes on interest rates. MGE has a long-term swap agreement that manages short-term commercial paper. MGE's fixed rate on this swap agreement is 6.91%. MGE is not exposed to changes in interest rates on its long-term debt until that debt matures and is refinanced at current rates.

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

Item 5. Other Information.

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

Item 6(a). Exhibits.

Exhibit 4 - Indenture of Mortgage and Deed of Trust between MGE and U.S. Bank, N.A. (formerly Firstar Trust Company), as Trustee (and supplements). Reference was provided in MGE's 2001 Annual Report on Form 10-K (Commission File No. 0-1125).

Exhibit 12 - Ratio of Earnings to Fixed Charges

Item 6(b). Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Madison Gas and Electric Company (Registrant)
Date: May 13, 2002	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 13, 2002	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)