Form 10-Q
period 2002-06-30
MADISON GAS & ELECTRIC CO
filed 2002-08-08
CIK 61339

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:
June 30, 2002

Commission File Number 0-1125

Madison Gas and Electric Company
(Exact name of registrant as specified in its charter)

Wisconsin
(State or other jurisdiction of incorporation)

39-0444025
(IRS Employer Identification No.)

133 South Blair Street, Madison, Wisconsin 53703
(Address of principal executive offices including ZIP code)

(608) 252-7000
(Registrant's telephone number including area code)

Common Stock Outstanding at August 8, 2002: 17,347,889 Shares

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2002 and 2001 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2002 and 2001 (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations
Liquidity and Capital Resources
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II. Other Information
Item 4. Results of Votes of Security Holders.
Item 5. Other Information.
Item 6(a). Exhibits.
Item 6(b). Reports on Form 8-K.
Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share amounts)	2002	2001	2002	2001
Operating Revenues:
Electric	$54,464	$50,686	$105,284	$100,124
Gas	19,540	19,576	66,992	92,168
Total Operating Revenues	74,004	70,262	172,276	192,292
Operating Expenses:
Fuel for electric generation	9,645	9,725	18,122	20,948
Purchased power	11,820	2,380	20,312	6,217
Natural gas purchased	10,530	11,143	40,196	66,201
Other operations and maintenance	22,849	25,315	44,084	47,985
Depreciation and amortization	7,279	8,601	14,542	17,551
Other general taxes	2,693	2,602	5,561	5,511
Income tax provision	2,146	2,749	8,829	8,050
Total Operating Expenses	66,962	62,515	151,646	172,463
Net Operating Income	7,042	7,747	20,630	19,829
Other Income and Deductions:
AFUDC - equity funds	112	103	193	192
Equity in earnings in ATC	867	978	1,733	1,733
Income tax provision	(166)	(741)	(512)	(1,400)
Other, net	(454)	687	(598)	1,814
Total Other Income and Deductions	359	1,027	816	2,339
Income before interest expense and cumulative effect of a change in accounting principle	7,401	8,774	21,446	22,168
Interest Expense:
Interest on long-term debt	2,922	3,229	5,905	6,535
Other interest	123	197	209	721
AFUDC - borrowed funds	(63)	(58)	(109)	(108)
Net Interest Expense	2,982	3,368	6,005	7,148
Net income before cumulative effect of a change in accounting principle	4,419	5,406	15,441	15,020
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	-	-	(117)
Net Income	$ 4,419	$ 5,406	$ 15,441	$ 14,903
Total Comprehensive Income	$ 4,419	$ 5,406	$ 15,441	$ 14,903
Earnings Per Share of Common Stock (basic and diluted):
Income before cumulative effect of a change in accounting principle	$0.26	$0.32	$0.90	$0.90
Cumulative effect of a change in accounting principle	-	-	-	(0.01)
Net Income	$0.26	$0.32	$0.90	$0.89
Average Shares Outstanding (basic and diluted)	17,245	16,762	17,183	16,709

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating Activities:
Net income	$ 4,419	$ 5,406	$ 15,441	$ 14,903
Items not affecting cash:
Depreciation and amortization	7,279	8,601	14,542	17,551
Deferred income taxes	1,049	243	867	591
Amortization of nuclear fuel	-	607	-	1,225
Amortization of investment tax credits	(130)	(141)	(260)	(284)
AFUDC - equity funds	(112)	(103)	(193)	(192)
Equity in earnings in ATC	(867)	(978)	(1,733)	(1,733)
Cumulative effect of change in accounting principle, net of tax benefit of $78	-	-	-	117
Dividend income from ATC	690	-	1,510	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	4,077	4,181	9,905	18,705
Increase/(decrease) in current liabilities	(5,470)	(7,343)	2,048	(9,194)
Other noncurrent items, net	(4,809)	(1,035)	(1,711)	1,500
Cash Provided by Operating Activities	6,126	9,438	40,416	43,189

Investing Activities:
Additions to utility plant and nuclear fuel	(20,339)	(12,334)	(28,840)	(17,403)
AFUDC - borrowed funds	(63)	(58)	(109)	(108)
Increase in nuclear decommissioning fund	(2,039)	(2,611)	(3,701)	(5,146)
Purchase of gas service territory	-		(78)
Capital distribution from ATC	-	15,000	-	15,000
Cash Used for Investing Activities	(22,441)	(3)	(32,728)	(7,657)

Financing Activities:
Issuance of common stock	3,568	2,427	6,843	4,840
Cash dividends on common stock	(5,749)	(5,544)	(11,456)	(11,054)
Decrease in long-term debt	(20,000)	-	(20,000)	-
Short-term debt borrowings	24,750	-	15,250	-
Short-term debt repayments	-	(9,000)	-	(31,000)
Cash Provided by/(Used for) Financing Activities	2,569	(12,117)	(9,363)	(37,214)

Change in Cash and Cash Equivalents	(13,746)	(2,682)	(1,675)	(1,682)
Cash and cash equivalents at beginning of period	14,492	5,307	2,421	4,307
Cash and cash equivalents at end of period	$ 746	$ 2,625	$ 746	$ 2,625

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

(In thousands) ASSETS	June 30, 2002 (unaudited)	Dec. 31, 2001
Utility Plant (at original cost, in service):
Electric	$518,470	$506,810
Gas	212,738	207,868
Gross plant in service	731,208	714,678
Less accumulated provision for depreciation	(353,256)	(340,660)
Net plant in service	377,952	374,018
Construction work in progress	34,143	25,376
Nuclear decommissioning fund	5,468	1,855
Total Utility Plant	417,563	401,249
Other property and investments	4,031	3,610
Investment in ATC	26,460	26,237
Total other property and investments	30,491	29,847
Current Assets:
Cash and cash equivalents	746	2,421
Accounts receivable, less reserves of $3,170 and $3,764, respectively	27,114	25,061
Unbilled revenues	10,250	16,486
Materials and supplies, at lower of average cost or market	8,438	7,810
Fossil fuel, at lower of average cost or market	4,662	4,266
Stored natural gas, at lower of average cost or market	10,796	16,607
Prepaid taxes	8,193	8,846
Other prepayments	1,445	1,727
Total Current Assets	71,644	83,224
Deferred Charges	32,453	27,131
Total Assets	$552,151	$541,451

CAPITALIZATION AND LIABILITIES
Common stockholder equity	$227,120	$216,292
Long-term debt	157,122	157,600
Total Capitalization	384,242	373,892
Current Liabilities:
Long-term debt due within one year	-	20,000
Short-term debt - commercial paper	24,750	9,500
Accounts payable	19,691	22,156
Accrued taxes	2,937	-
Accrued interest	2,513	3,110
Other current liabilities	9,186	7,013
Total Current Liabilities	59,077	61,779
Other Credits:
Deferred income taxes	57,065	56,198
Investment tax credit - deferred	5,667	5,927
Regulatory liabilities	21,843	22,436
Other deferred liabilities	24,257	21,219
Total Other Credits	108,832	105,780
Commitments and Contingencies	-	-
Total Capitalization and Liabilities	$552,151	$541,451

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2002

Basis of Presentation

The accompanying condensed consolidated financial statements as of June 30, 2002, and for the three and six months then ended are unaudited but include all adjustments that Madison Gas and Electric Company (MGE) considers necessary for a fair presentation of its financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet information was derived from the audited balance sheet appearing in MGE's Form 10-K for the year ended December 31, 2001, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 26 through 54 of MGE's 2001 Form 10-K.

1. Nuclear Decommissioning

MGE sold its interest in the Kewaunee Nuclear Power Plant (Kewaunee) to Wisconsin Public Service Corporation (WPSC) effective September 23, 2001, for $15.4 million. MGE also transferred the assets of its external decommissioning trusts to external trusts of WPSC, reducing accumulated depreciation by an equal amount. The agreement requires MGE to continue funding its external decommissioning trust through the end of 2002 at the Public Service Commission of Wisconsin (PSCW) authorized level, which is currently $8.1 million annually and currently recovered from customers in rates. At the end of 2002, the remaining assets of the MGE decommissioning trust will be transferred to the external trust of WPSC. The trust is shown on the balance sheet in the Utility Plant section. As of June 30, 2002, this trust totals $5.5 million (pretax, fair market value) and is offset by an equal amount in the accumulated provision for depreciation.

2. Per-Share Amounts

Earnings per share of common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended June 30, 2002 and 2001, there were 17,244,589 and 16,762,103 shares outstanding, respectively. Dividends declared and paid per share of common stock for the three months ended June 30, 2002 and 2001, were $0.333 and $0.331, respectively.

For the six months ended June 30, 2002 and 2001, there were 17,182,694 and 16,709,445 shares outstanding, respectively. Dividends declared and paid per share of common stock for the same six months were $0.666 and $0.662.

3. Rate Matters

On May 1, 2002, MGE filed with the PSCW a request to increase electric rates by 6.5% and increase natural gas rates by 6.4%. The increase in electric rates would cover rising fuel costs and address increased system demands. Both the natural gas and electric rate requests include costs to complete the new automated meter reading project, costs of system upgrades, and increased operating expenses. The PSCW is conducting its audit during the three-month period ended July 2002. An order is expected by the end of 2002. On July 31, 2002, MGE notified the PSCW that MGE's fuel costs were below the 3% range in its most recent order, thus triggering a fuel credit to its customers. The fuel credit amount has not yet been determined.

Effective January 1, 2002, the PSCW authorized MGE to increase revenue by $12 million (a 5.7% increase in electric rates and a 0.6% increase in gas rates). The increase was associated with a limited reopener of MGE's current rate case to address specific issues affecting 2002. These issues included the full-year impact of selling its ownership interest in Kewaunee, rising fuel costs, and implementing an automated meter reading system. MGE's next rate case period is expected to begin January 1, 2003.

In January 2001, the PSCW authorized an electric rate increase of $7.5 million, or 3.9%, to cover rising fuel costs and increased system demands; a natural gas rate increase of $3.4 million, or 2.7%, for improving the gas delivery system; and a return on common stock equity of 12.9%.

4. Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, and cash payments (receipts) for income taxes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
Interest paid, net of amounts capitalized	$4,072	$3,981	$6,602	$7,113
Income taxes paid	$6,750	$7,350	$7,000	$8,600
Income taxes received	$-	$-	$ (759)	$(566)

5. Segment Information

The following tables show MGE's segment information for electric and gas operations.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Electric	2002	2001	2002	2001
Gross Revenues	$54,568	$50,788	$105,492	$100,311
Net Operating Income	$6,240	$7,554	$13,743	$13,258
Gas
Gross Revenues	$20,952	$20,799	$69,322	$95,629
Net Operating Income	$802	$193	$6,887	$6,571
Interdepartmental Revenues Eliminated	$(1,516)	$(1,325)	$(2,538)	$(3,648)
Consolidated
Gross Revenues	$74,004	$70,262	$172,276	$192,292
Net Operating Income	$7,042	$7,747	$20,630	$19,829

(In thousands)	Electric	Gas	Other	Consolidated
Assets:
Six months ended June 30, 2002	$387,164	$125,138	$39,849	$552,151
Year ended December 31, 2001	$371,423	$130,125	$39,903	$541,451
Capital expenditures:
Six months June 30, 2002	$23,248	$5,592	$-	$28,840
Year ended December 31, 2001	$33,718	$8,248	$-	$41,966

6. Commitments and Contingencies

Coal contracts

MGE has no coal contracts that contain demand obligations for its Blount Generating Station (Blount). Fuel procurement for MGE's jointly-owned Columbia Energy Center (Columbia) is handled by Alliant Energy Corp. (Alliant), the operating company. If any demand obligations must be paid under these contracts, management believes such obligations would be considered costs of service and recoverable in rates.

Purchased power contracts

MGE has several purchased power contracts to help meet future electric supply requirements. As of June 30, 2002, MGE's total commitments for energy and purchased power contracts for capacity are estimated to be $17.2 million in 2002, $18.5 million in 2003, $11.8 million in 2004, $13.4 million in 2005, and $13.5 million in 2006. Management expects to recover these costs in future customer rates.

Purchased gas contracts

MGE has natural gas transportation and storage contracts that provide for the availability of firm pipeline transportation and storage capacity under which it must make fixed monthly payments. The pricing component of the fixed monthly payment for these contracts is established but may be subject to change by the Federal Energy Regulatory Commission. These payments are estimated to be $14.9 million in 2002, $14.4 million in 2003, $12.2 million in 2004, $9.7 million in 2005, and $9.7 million in 2006. Management expects to recover these costs in future customer rates.

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

MGE is evaluating NOx compliance strategies, including fuel switching, emissions trading, purchased power agreements, new emission control devices or installing new fuel-burning and clean-coal technologies. Implementing any of these new measures would likely increase capital expenditures and operating and maintenance expense.

Wisconsin's acid rain law imposes limitations on SO2 emissions. Blount and MGE's share of Columbia are required to meet a combined SO2 emission rate of 1.20 pounds of SO2 per million Btu. MGE does not anticipate any capital expenditures in order to comply with this standard.

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

In December 2000, February 2001, and June 2002, Columbia received Requests for Information from the EPA to evaluate compliance with the Clean Air Act. Alliant, the plant operator, has responded to all requests and has not yet received a final response from the EPA. On a broader basis, the EPA is assessing the impact of investments in utility generation capacity, energy efficiency, and environmental protection as well as assessing proposed multi-pollutant legislation. The EPA will be recommending clarification and revisions to the process in the future.

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

Management believes that its share of the final cleanup costs for all sites will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up these sites could range from $250,000 to $550,000. As of June 30, 2002, MGE has accrued a $250,000 liability for these matters.

Chattel paper agreement

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest, in up to $7.5 million of the financing program receivables until February 28, 2004. At June 30, 2002, MGE had sold a $5.7 million interest in these receivables, which MGE accounted for as a sale under Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

New generation

On February 23, 2001, MGE announced that it had secured an option agreement to own a portion of the advanced technology, coal-fired, base-load generation included in Wisconsin Energy Corp.'s (WEC) Power the Future proposal. The proposal includes three, 600-megawatt (MW) coal-fired units of new generation. MGE's option rights provide for up to 1/12th ownership allotment (approximately 50 MWs) in each unit for an estimated investment over a ten-year period of $150 million to $175 million. WEC filed its construction proposal (CPCN) with the PSCW in early 2002. A decision from the PSCW is expected in the first quarter 2003.

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

Natural gas-fired cogeneration plant

MGE and the University of Wisconsin-Madison proposed building a natural gas-fired cogeneration plant to help meet future needs of the University and MGE customers. In July 2001, MGE entered into a contract with GE Packaged Power, Inc., for the purchase of two gas turbines for the cogeneration plant. The cost for the two turbines is $37.3 million, of which $7.1 million has already been paid. Remaining payments include $13.3 million during 2002 and $16.9 million in 2003.

7. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible, long-lived assets. MGE expects to adopt SFAS No. 143 on January 1, 2003. SFAS No. 143 addresses retirement obligations for long-lived assets for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. MGE is currently reviewing this statement to determine its effect on its financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. MGE is currently reviewing this statement to determine its effect on its financial statements.

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds both FASB Statement No. 4 (FAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to FAS 4, FASB Statement No. 64 (FAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 is effective for transactions occurring after May 15, 2002. This statement will not have a material impact on MGE's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for transactions initiated after December 31, 2002. MGE does not believe this statement will have a material impact on its financial statements.

8. Financings

On April 4, 2002, MGE issued two unsecured taxable debt issues: a $15 million, 6.58% Medium Term Note maturing on April 1, 2012, and a $25 million, 7.12% Medium Term Note maturing on April 1, 2032. The proceeds from these issues were used to redeem the $40 million, 8.50%, 2022 Series, First Mortgage Bonds on April 15, 2002. The call premium on this bond was $1.7 million and is recoverable through rates.

On April 25, 2002, MGE issued two unsecured tax-exempt debt issues. The $28 million, 5.875%, Industrial Development Revenue Bonds (IRBs), mature on October 1, 2034, and the $19.3 million, 4.875%, IRBs, mature on October 1, 2027. The $19.3 million issue has a ten-year mandatory call on October 1, 2012. The proceeds from these two issues were used to redeem the $28 million, 6.75%, 2027A Series, IRBs, and the $19.3 million, 6.70%, 2027B Series, IRBs, on May 28, 2002. The IRBs were issued by the City of Madison for the benefit of MGE. The call premiums associated with these bonds was $0.9 million and is recoverable through rates.

The net interest savings from these refinancings is approximately $800,000 per year.

9. Kewaunee Nuclear Power Plant

On September 23, 2001, MGE sold to WPSC its 17.8% ownership interest in Kewaunee for $15.4 million. On the closing date, MGE also transferred its Qualified Decommissioning Fund ($65.0 million, fair market value) and Nonqualified Decommissioning Fund ($28.1 million, fair market value), which resulted in a decrease of accumulated depreciation by an equal amount.

Under the Kewaunee sale agreement, MGE will continue to make monthly contributions to the MGE Nonqualified Decommissioning Fund from September 23, 2001, through December 31, 2002, in the amount of approximately $675,000, the level currently authorized by the PSCW. These costs are currently recovered from customers in rates. MGE's decommissioning liability is limited to the fund balances at the closing date plus all decommissioning collections through 2002. MGE's Nonqualified Decommissioning Fund is shown on the balance sheet in the Utility Plant section. As of December 31, 2001, this fund totaled $1.9 million (pretax, fair market value) and is offset by an equal amount recorded in accumulated provision for depreciation. The securities and uninvested cash balances in the fund, net of trust investment expenses and taxes on investment income, will be transferred to the WPSC Nonqualified Decommissioning Fund on January 2, 2003.

In accordance with the Kewaunee sale agreement, MGE exercised an option in June 2001 to buy electric capacity and energy at a fixed price from WPSC. MGE will purchase 90 MW of electric capacity and energy from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

10. Purchase of Gas Service Territory

On December 28, 2001, MGE purchased the Prairie du Chien-area natural gas system from Wisconsin Electric-Wisconsin Gas for $3.9 million. This transaction includes facilities in the city of Prairie du Chien and surrounding Crawford County villages and townships. MGE gained about 3,500 residential and commercial customers.

11. Subsequent Events - Holding Company Approval

On July 25, 2002, the PSCW approved MGE's application to form a holding company, MGE Energy, Inc. The formation of the holding company was approved by MGE's shareholders on May 14, 2002, and by the Federal Energy Regulatory Commission on February 25, 2002. The holding company is expected to become effective during August 2002. At that time, shares of MGE will be exchanged on a one-for-one basis for shares of MGE Energy, and MGE Energy will become the parent corporation for MGE. Also, on the effective date, MGE Energy will begin trading on the Nasdaq National Market under the ticker symbol MGEE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Sales and Revenues

Electric

Retail sales increased 2.6% and 1.5%, respectively, for the three and six months ended June 30, 2002 (see table below). Retail sales were up in the second quarter 2002 due to June weather that was 4.2% warmer than last year. The increase in small commercial sales during the first half of 2002 is attributed to customer growth and greater electric use per customer.

Sales for resale declined 32.9% and 51.3%, respectively, for the three and six months ended June 30, 2002. Warmer-than-normal weather in January and February 2002 resulted in lower off-peak sales in the first quarter. Second-quarter sales for resale declined with cooler-than-normal weather in April and May 2002, which resulted in less off-peak sales.

Electric Sales (megawatt-hours)	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Residential	178,540	166,041	7.5	378,832	373,546	1.4
Large commercial	300,495	293,739	2.3	560,852	585,891	(4.3)
Small commercial	194,673	191,219	1.8	383,122	343,356	11.6
Other	76,315	79,824	(4.4)	148,856	146,790	1.4
Total retail	750,023	730,823	2.6	1,471,662	1,449,583	1.5
Sales for resale	18,268	27,232	(32.9)	25,063	51,477	(51.3)
Total sales	768,291	758,055	1.4	1,496,725	1,501,060	(0.3)

During the second quarter 2002, electric operating revenues increased $3.8 million, or 7.5%, compared to a year ago. The increase in electric operating revenues was primarily due to an increase in electric rates ($1.7 million, Footnote 3), customer growth and greater use per customer ($1.3 million), increased sales for resale revenues ($0.2 million), and an increase in other electric revenues ($0.6 million). Despite the previously mentioned volume drop in sales for resale for the quarter, sales for resale revenues increased due to an increase in revenue per kilowatt-hour sold.

For the six months ended June 30, 2002, electric operating revenues were up $5.2 million, or 5.2%. The increase in electric operating revenues was primarily due to an increase in electric rates ($3.1 million, Footnote 3), customer growth and greater use per customer ($1.5 million), and an increase in other electric revenues ($0.9 million). The increase in electric operating revenues was offset by a $0.3 million decline in sales for resale during the first quarter 2002, which resulted from warmer-than-normal weather during January and February.

Gas

For the three months ended June 30, 2002, retail gas deliveries increased 28.6%, mainly due to cooler temperatures in April and May 2002 and an increased customer base. On December 28, 2001, MGE purchased the Prairie du Chien-area natural gas system from Wisconsin Electric-Wisconsin Gas for $3.9 million. MGE gained approximately 3,500 residential and commercial customers in the Prairie du Chien area. See Footnote 11 of MGE's 2001 Form 10-K for additional information.

For the six months ended June 30, 2002, retail gas deliveries were up 2.0%. This increase is attributed to cooler temperatures during April and May 2002, the larger customer base as a result of the Prairie du Chien acquisition, and offset by reduced retail gas deliveries of 5.0% during the first quarter 2002, a result of warmer winter weather during January and February.

Transport deliveries rose 19.8% and 26.6%, respectively, during the three and six months ended June 30, 2002, as alternative fuel customers used more natural gas. In 2001, transport sales declined as customers turned to other fuels when the price of natural gas hit record-high levels.

Gas Deliveries (thousands of therms)	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001	% Change	2002	2001	% Change
Residential	13,970	10,780	29.6	53,867	52,710	2.2
Commercial and industrial	11,883	9,330	27.4	43,642	42,848	1.9
Total retail	25,853	20,110	28.6	97,509	95,558	2.0
Transport	10,584	8,838	19.8	27,316	21,582	26.6
Total gas deliveries	36,437	28,948	25.9	124,825	117,140	6.6

Gas operating revenues were flat for the three months ended June 30, 2002. Increases in usage, due to the colder weather in April and May, were offset by decreases in the cost of natural gas from the previous year.

For the six months ended June 30, 2002, gas revenues decreased $25.2 million, or 27.3%, due to lower retail sales during January and February 2002 (described above) and the significantly lower cost of gas during the first quarter 2002. The average rate for residential customers was $0.70 per therm in the first quarter 2002 compared to $1.02 per therm last year.

Gas incentive revenues were down $0.4 million for the three months ended June 30, 2002, largely due to the gas cost incentive for commodity. Under the commodity incentive, if actual gas commodity costs are above or below a benchmark established by the Public Service Commission of Wisconsin (PSCW), MGE gas sales service customers and shareholders share equally in any increased costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million for the gas year are passed on to customers. Gas incentive revenues totaled $0.1 million in the second quarter 2002 and $0.5 million during the second quarter 2001.

Gas incentive revenues for the six months ended June 30, 2002, were up $0.6 million.

Electric Fuel and Purchased Power

Fuel for electric generation was unchanged for the three months ended June 30, 2002, and decreased $2.8 million, or 13.5%, for the six months ended June 30, 2002, due to the following factors:

- During the second quarter, fuel costs for MGE's electric generating units were up $1.5 million (excluding Columbia Energy Center [Columbia] and Kewaunee Nuclear Power Plant [Kewaunee]). MGE relied on its electric generating units that operate at higher fuel costs to meet customers' needs while Unit 1 at Columbia was down for scheduled maintenance and repairs. Fuel costs for MGE's electric generating units were down $3.1 million during the first quarter 2002 due to the lower cost of natural gas used to generate electricity.

- During the second quarter, fuel costs for the Columbia units decreased $0.8 million due to a scheduled seven-week outage during April and May 2002 (Unit 1). Fuel costs for the Columbia units were up $1.2 million during the first quarter 2002 due to a planned outage of only three weeks, compared to a 6.5-week planned outage during the same period last year.

- Nuclear fuel expense decreased $0.8 million and $1.6 million, respectively, during the three and six months ended June 30, 2002, due to the sale of MGE's ownership interest in Kewaunee during September 2001.

Purchased power increased $9.4 million and $14.1 million, respectively, for the three and six months ended June 30, 2002. MGE purchased electric capacity to replace the energy generation lost from selling Kewaunee (Footnote 1) and to meet expected load growth. In June 2001, MGE exercised an option to buy 90 megawatts of electric capacity and energy at a fixed price from Wisconsin Public Service Corporation (WPSC) from September 24, 2001, through September 23, 2003.

Electric margin (revenues less fuel and purchased power) decreased $5.6 million, or 14.5%, and $6.1 million, or 8.4%, respectively, for the three and six months ended June 30, 2002. Increased purchased power costs were somewhat offset by higher electric operating revenues and lower fuel costs for electric generation (see preceding paragraphs).

Natural Gas Purchased

Natural gas purchased decreased $0.6 million, or 5.5%, for the three months ended June 30, 2002. A 26.6% drop in the average cost per therm of natural gas was offset by higher retail gas deliveries during the second quarter 2002. Natural gas purchased decreased $26.0 million, or 39.3%, with the average cost of natural gas down 40.6% during the six months ended June 30, 2002. Under the purchased gas adjustment clause authorized by the PSCW, MGE passes along to customers the cost of gas, subject to certain limited incentive participation.

Gas margins (revenues less gas purchased) increased $0.6 million, or 6.8%, for the three months ended June 30, 2002, due to higher retail gas deliveries and a 0.6% rate increase effective January 1, 2002. The gain in gas margins was offset by lower gas incentive revenues. Gas margins were up $0.8 million, or 3.2%, for the six months ended June 30, 2002, due to increased gas incentive revenues.

Other Operations and Maintenance

Operating and maintenance expenses decreased $2.5 million, or 9.7%, and $3.9 million, or 8.1%, respectively, during the three and six months ended June 30, 2002. These decreases in operations and maintenance are the net result of the following factors:

- The sale of MGE's 17.8% ownership interest in Kewaunee to WPSC. As a result, operating and maintenance expenses declined $3.0 million during each of the first two quarters.

- Employee health and pension expenses increased $1.0 million and $2.2 million, respectively, during the three and six months ended June 30, 2002, due to dramatically increasing health care costs and poor investment returns on plan assets.

- Uncollectible account expenses for electric and gas decreased by $1.5 million and $1.7 million, respectively, for the three and six months ended June 30, 2002. The decrease reflects significantly lower customer utility bills during the first quarter 2002 as a result of warmer-than-normal weather and the significant decrease in natural gas costs.

- Operating and maintenance expenses for Columbia increased $1.0 million for the three and six months ended June 30, 2002, due to a scheduled seven-week outage during April and May 2002.

- Outside service expenses increased $0.1 million and $0.6 million, respectively, during the three and six months ended June 30, 2002. The increased costs are attributed to the following major projects: holding company formation and Power the Future.

Electric and Gas Depreciation

For the three months ended June 30, 2002, depreciation expense decreased $1.3 million, or 15.4%. The decrease in depreciation expense, related to MGE's electric generating assets, is due to reduced decommissioning expense ($0.4 million) and depreciation attributable to Kewaunee ($1.0 million) as a result of the sale to WPSC (Footnote 1).

For the six months ended June 30, 2002, depreciation expense decreased $3.0 million, or 17.1%. The decrease in depreciation expense, related to MGE's electric generating assets, is due to reduced decommissioning expense ($1.3 million) and depreciation attributable to Kewaunee ($2.0 million) as a result of the sale to WPSC (Footnote 1).

There were no significant changes to gas depreciation during the three and six months ended June 30, 2002.

Other General Taxes

There were no significant changes to other general taxes for the three and six months ended June 30, 2002.

Income Taxes

MGE's effective tax rate for the six months ended June 30, 2002, increased to 37.7% from 36.8% for the year 2001 due to lower relative amounts of amortized excess deferred income taxes and amortized investment tax credits, offset partially by an increased tax credit for electricity produced from wind energy.

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

Upon transfer of these assets in 2001, remaining amounts of associated excess deferred income taxes and deferred investment tax credits were removed from balance sheet liabilities, resulting in lower subsequent year amortization.

Other Income

Other income decreased $0.7 million, or 65.0%, and $1.5 million, or 65.1%, respectively, during the three and six months ended June 30, 2002. MGE transferred its Qualified Decommissioning Fund ($65.0 million, fair market value) and Nonqualified Decommissioning Fund ($28.1 million, fair market value) to WPSC with the sale of its 17.8% ownership in Kewaunee. This resulted in lower decommissioning earnings on trust assets. There is no real impact to earnings because the transfer of the trust assets resulted in an equal decrease in accumulated depreciation expense. The decrease in other income related to the trust assets was $0.6 million for the three months and $1.5 million for the six months ended June 30, 2002.

Interest Expense

Interest on long-term debt decreased $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2002, due to lower rates on MGE's $20 million variable rate debt. Lower short-term debt levels in the first quarter reduced other interest expense by $0.1 million and $0.5 million, respectively, for the three and six months ended June 30, 2002. Less short-term debt was needed in 2002 due to significantly lower natural gas costs.

Contractual Obligations and Commercial Commitments

There were no material changes, other than from the normal course of business, to MGE's contractual obligations, representing cash obligations that are considered to be firm commitments, and commercial commitments, representing commitments triggered by future events, during the three and six months ended June 30, 2002. Further discussion of the contractual obligations and commercial commitments is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Cash provided by operating activities decreased $3.3 million, or 35.0%, for the second quarter 2002. Current liabilities decreased $5.5 million during the second quarter 2002, due to a decrease in accrued taxes of $5.0 million, while current assets decreased $4.1 million for the same period. The decrease in current assets resulted from lower unbilled revenues ($3.1 million) and accounts receivable ($6.5 million). Increases in stored gas and prepaid taxes ($4.7 million) helped offset the decline in current assets.

Depreciation and amortization expense decreased by $1.9 million for the second quarter 2002 due to MGE selling its ownership interest in the Kewaunee plant.

Cash provided by operating activities decreased $2.8 million, or 6.4%, for the six months ended June 30, 2002. A $2.4 million increase in working capital for the first half of 2002 was offset by the $3.3 million decrease in depreciation and amortization expenses related to Kewaunee.

Cash Used for Investing Activities

Cash used for investing activities increased $22.4 million for the second quarter 2002. An $8.0 million increase in plant additions was needed to implement the automated meter reading system and improve reliability at MGE substations. In second quarter 2001, MGE also received a $15.0 million capital distribution from ATC.

Cash used for investing activities increased $25.1 million for the six months ended June 30, 2002. An $11.4 million increase in plant additions was needed to implement the automated meter reading system, install nitrogen oxide emissions equipment at Columbia, and improve reliability at MGE substations in 2002. In the same period last year, MGE received the capital distribution from ATC (described above).

Cash Used for Financing and Capital Resources

Cash provided by financing activities was $2.6 million for the second quarter 2002 compared to cash used for financing purposes of $12.1 million last year. Short-term debt increased $24.8 million during the second quarter 2002 due to the payment of $20.0 million of long-term debt, which matured on May 3, 2002. In comparison, short-term debt during the second quarter 2001 decreased $9.0 million. In 2001, MGE received a $15.0 million capital distribution from ATC, resulting in lower short-term borrowing.

Cash used for financing activities decreased $27.8 million for the six months ended June 30, 2002, compared to last year. Short-term debt increased $15.3 million for the six months ended June 30, 2002, due mainly to the long-term debt maturity that was rolled into short-term debt. In comparison, short-term debt during the six months ended June 30, 2001, decreased $31.0 million, due mainly to the $15.0 million capital distribution from ATC (described above).

Bank lines of credit available to MGE as of June 30, 2002, were $40 million.

MGE's capitalization ratios were as follows:

	June 30, 2002	Dec. 31, 2001
Common shareholders' equity	55.6%	53.6%
Short-term debt	6.0	2.4
Long-term debt*	38.4	44.0
*Includes current maturities and current sinking fund requirements.

Capital Requirements

MGE's liquidity is primarily affected by its construction requirements. During the first half of 2002, MGE's plant additions totaled $28.8 million, up 65.7% from the first half of 2001. It is anticipated that capital expenditures for projects in 2002 will be $64.5 million. The 2002 major projects include:

- Implementing an automated meter reading system.
- Improving MGE's electric and gas distribution systems.
- Improving reliability and reducing nitrogen oxide emissions at Columbia.

MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital expenditure requirements. Internally generated funds exceeded the funds used for construction during the first half of 2002. For larger capital investments, MGE will issue additional long-term debt or common stock.

MGE's pretax interest coverage for the twelve months ended June 30, 2002, was 4.30 times. Below is a table of MGE's current credit ratings.

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

MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for the recovery of electric fuel, purchased energy, and the cost of natural gas purchased for gas resale. Generally, that process allows MGE to recover those costs from its customers, subject to periodic true-ups of the collected amounts and actual costs. MGE uses weather derivatives to reduce the impact of weather volatility on its margins related to gas operations.

MGE currently funds its liabilities related to employee benefits and nuclear decommissioning through trust funds. Changes in the market value of these trust funds affect MGE's expense and annuity payment. MGE mitigates some of its risk in this matter through future rate actions by the PSCW. As noted previously, MGE's liabilities related to nuclear decommissioning are limited to the amounts collected for that purpose from customers during 2002, which will be paid over to WPSC as part of the agreement related to the sale of MGE's interest in Kewaunee.

PART II. Other Information

Item 4. Results of Votes of Security Holders.

MGE's Annual Meeting of Shareholders was held on May 14, 2002, in Middleton, Wisconsin.

Shareholders approved the proposal to form a holding company pursuant to an Agreement and Plan of Share Exchange. Under that agreement, each share of MGE common stock will be exchanged for one share of common stock of a holding company and, as a result, the holding company, MGE Energy, Inc., will become the parent company of MGE. Below are the results of the shareholder vote on the Agreement and Plan of Share Exchange.

	For	Against
Approval to form a holding company	12,267,221	942,900

The shareholders also voted for the election of three persons to serve as Class I Directors to hold office until 2005. Listed below are the nominees for Class I Director and the results of the voting. The nominees were elected to hold office until 2005.

	For	Withhold Authority
David C. Mebane	14,941,066	297,414
Regina M. Millner	14,969,982	268,498
Donna K. Sollenberger	14,935,571	302,909

No votes were cast for any other nominee. The directors continuing in office until the 2003 annual meeting are H. Lee Swanson, John R. Nevin, and Gary J. Wolter. The directors continuing in office until the 2004 annual meeting are Richard E. Blaney, Frederic E. Mohs, and F. Curtis Hastings.

Item 5. Other Information.

Forward-Looking Statements

This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions, especially as they relate to future revenues, expenses, financial resources, and regulatory matters. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. MGE cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE's actual results to differ materially from those projected, expressed, or implied in forward-looking statements. Some of those risks and uncertainties include:

- Weather.
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

Item 6(a). Exhibits.

Exhibit 12 - Ratio of Earnings to Fixed Charges
Exhibit 99.1 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (CEO)
Exhibit 99.2 - Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (CFO)

Item 6(b). Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this report is filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Madison Gas and Electric Company

Date: August 8, 2002	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 8, 2002	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)