Form 10-Q
period 2002-09-30
MADISON GAS & ELECTRIC CO
filed 2002-11-14
CIK 61339

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:
September 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000	39-0444025

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each class of common stock as of November 14, 2002

MGE Energy, Inc.	Common stock, $1.00 par value, 17,479,618 shares outstanding.

Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.)

Table of Contents

PART I. FINANCIAL INFORMATION.
Filing Format
Forward-Looking Statements
Item 1. Financial Statements.
MGE Energy, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Condensed Consolidated Balance Sheets (unaudited)
Madison Gas and Electric Company
Condensed Statements of Income and Comprehensive Income (unaudited)
Condensed Statements of Cash Flows (unaudited)
Condensed Balance Sheets (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION.
Item 6. Exhibits and Reports on Form 8-K.
Signatures
Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

PART I. FINANCIAL INFORMATION.

Filing Format

This combined Form 10-Q is being filed separately by MGE Energy, Inc. and Madison Gas and Electric Company (MGE). Information contained herein relating to an individual registrant has been filed by that registrant on its own behalf. Neither registrant makes any representation as to information relating to the other registrant.

Forward-Looking Statements

This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions, especially as they relate to future revenues, expenses, financial resources, and regulatory matters. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. MGE Energy, Inc. cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE's actual results to differ materially from those projected, expressed, or implied in forward-looking statements. Some of those risks and uncertainties include:

- Weather.
- Economic and market conditions in MGE's service territory.
- Magnitude and timing of capital expenditures.
- Regulatory environment (including restructuring the electric utility industry in Wisconsin).
- Availability and cost of power supplies.

Neither registrant undertakes any obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Item 1. Financial Statements.

MGE Energy, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Operating Revenues:
Regulated utility operations	$79,430	$65,931	$251,706	$258,223

Operating Expenses:
Fuel for electric generation	11,403	11,557	29,525	32,505
Purchased power	13,646	5,027	33,958	11,244
Natural gas purchased	4,537	3,108	44,733	69,309
Other operations and maintenance	20,508	22,906	64,592	70,891
Depreciation and amortization	7,219	10,940	21,761	28,491
Other general taxes	2,649	2,706	8,210	8,217
Total Operating Expenses	59,962	56,244	202,779	220,657
Operating Income	19,468	9,687	48,927	37,566

Other Income, net	1,319	2,961	2,647	6,700
Interest Expense, net	(3,088)	(3,241)	(9,093)	(10,389)
Income before income taxes	17,699	9,407	42,481	33,877
Income Tax Provision	(7,209)	(3,410)	(16,550)	(12,860)
Income before cumulative effect of a change in accounting principle	10,490	5,997	25,931	21,017
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	-	-	(117)
Net Income	$10,490	$ 5,997	$ 25,931	$ 20,900

Total Comprehensive Income	$10,490	$ 5,997	$ 25,931	$ 20,900

Earnings Per Share of Common Stock (basic and diluted):
Income before cumulative effect of a change in accounting principle	$0.60	$0.36	$1.50	$1.26
Cumulative effect of a change in accounting principle	-	-	-	(0.01)
Net Income	$0.60	$0.36	$1.50	$1.25

Dividends paid per share of common stock	$0.336	$0.333	$1.003	$0.995

Average Shares Outstanding (basic and diluted)	17,373	16,864	17,247	16,761

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended Sept. 30,
	2002	2001
Operating Activities:
Net income	$25,931	$20,900
Items not affecting cash:
Depreciation and amortization	21,761	28,491
Deferred income taxes	1,016	8,674
Amortization of nuclear fuel	-	1,649
Amortization of investment tax credits	(391)	(426)
Other	(278)	(315)
Equity in earnings in ATC	(2,449)	(2,374)
Cumulative effect of change in accounting principle, net of tax benefit of $78	-	117
Dividend income from ATC	2,146	1,043
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
(Increase)/decrease in current assets	(3,269)	23,642
Increase/(decrease) in current liabilities	11,858	(16,658)
Other noncurrent items, net	(7,947)	(4,011)
Cash Provided by Operating Activities	48,378	60,732

Investing Activities:
Additions to utility plant and nuclear fuel	(40,000)	(29,718)
Increase in nuclear decommissioning fund	(6,068)	(7,076)
Capital distribution from ATC	-	15,000
Sale of interest in nuclear plant	-	15,381
Other	(234)	(177)
Cash Used for Investing Activities	(46,302)	(6,590)

Financing Activities:
Issuance of common stock	10,303	7,509
Cash dividends on common stock	(17,292)	(16,676)
Decrease in long-term debt	(20,000)	-
Short-term debt borrowings	24,000	-
Short-term debt repayments	-	(44,000)
Cash Used for Financing Activities	(2,989)	(53,167)

Change in Cash and Cash Equivalents	(913)	975
Cash and cash equivalents at beginning of period	2,421	4,307
Cash and cash equivalents at end of period	$ 1,508	$ 5,282

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

ASSETS	Sept. 30, 2002	Dec. 31, 2001
Utility plant in service (at original cost, in service)	$747,504	$714,678
Less accumulated provision for depreciation	(358,957)	(340,660)
Net plant in service	388,547	374,018
Construction work in progress	31,933	25,376
Nuclear decommissioning fund	6,238	1,855
Total Utility Plant	426,718	401,249
Other property and investments	30,648	29,847

Current Assets:
Cash and cash equivalents	1,508	2,421
Accounts receivable, less reserves of $3,082 and $3,764, respectively	26,272	25,061
Other receivable	9,724	-
Unbilled revenues	11,187	16,486
Materials and supplies, at lower of average cost or market	8,779	7,810
Fossil fuel, at lower of average cost or market	4,342	4,266
Stored natural gas, at lower of average cost or market	14,848	16,607
Prepaid taxes	6,242	8,846
Other prepayments	2,678	1,727
Total Current Assets	85,580	83,224
Deferred Charges	32,884	27,131
Total Assets	$575,830	$541,451

CAPITALIZATION AND LIABILITIES
Common stockholders' equity	$235,234	$216,292
Long-term debt	157,136	157,600
Total Capitalization	392,370	373,892

Current Liabilities:
Long-term debt due within one year	-	20,000
Short-term debt - commercial paper	33,500	9,500
Accounts payable	25,644	22,156
Accrued taxes	5,994	-
Accrued interest	2,896	3,110
Other current liabilities	9,603	7,013
Total Current Liabilities	77,637	61,779
Other Credits:
Deferred income taxes	57,214	56,198
Investment tax credit - deferred	5,536	5,927
Other deferred liabilities	43,073	43,655
Total Other Credits	105,823	105,780
Commitments and Contingencies (Note 6)
Total Capitalization and Liabilities	$575,830	$541,451

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company
Condensed Statements of Income and Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Operating Revenues:
Regulated electric revenues	$67,953	$56,432	$173,237	$156,556
Regulated gas revenues	11,477	9,499	78,469	101,667
Total Operating Revenues	79,430	65,931	251,706	258,223

Operating Expenses:
Fuel for electric generation	11,403	11,557	29,525	32,505
Purchased power	13,646	5,027	33,958	11,244
Natural gas purchased	4,537	3,108	44,733	69,309
Other operations and maintenance	20,508	22,906	64,592	70,891
Depreciation and amortization	7,219	10,940	21,761	28,491
Other general taxes	2,649	2,706	8,210	8,217
Income tax provision	6,338	3,086	15,167	11,136
Total Operating Expenses	66,300	59,330	217,946	231,793
Net Operating Income	13,130	6,601	33,760	26,430

Other Income and Deductions:
AFUDC - equity funds	85	123	278	315
Equity in earnings in ATC	716	641	2,449	2,374
Income tax provision	(573)	(324)	(1,085)	(1,724)
Other, net	642	2,197	44	4,011
Total Other Income and Deductions	870	2,637	1,686	4,976
Income before interest expense and cumulative effect of a change in accounting principle	14,000	9,238	35,446	31,406

Interest Expense:
Interest on long-term debt	2,951	3,173	8,856	9,708
Other interest	184	137	393	858
AFUDC - borrowed funds	(47)	(69)	(156)	(177)
Net Interest Expense	3,088	3,241	9,093	10,389
Net income before cumulative effect of a change in accounting principle	10,912	5,997	26,353	21,017
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	-	-	(117)
Net Income	$10,912	$ 5,997	$ 26,353	$ 20,900

Total Comprehensive Income	$10,912	$ 5,997	$ 26,353	$ 20,900

The accompanying notes are an integral part of the above condensed financial statements.

Madison Gas and Electric Company
Condensed Statements of Cash Flows (unaudited)
(In thousands)

	Nine Months Ended Sept. 30,
	2002	2001
Operating Activities:
Net income	$26,353	$20,900
Items not affecting cash:
Depreciation and amortization	21,761	28,491
Deferred income taxes	1,016	8,674
Amortization of nuclear fuel	-	1,649
Amortization of investment tax credits	(391)	(426)
AFUDC - equity funds	(278)	(315)
Equity in earnings in ATC	(2,449)	(2,374)
Cumulative effect of change in accounting principle, net of tax benefit of $78	-	117
Dividend income from ATC	2,146	1,043
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
(Increase)/decrease in current assets	(3,249)	23,642
Increase/(decrease) in current liabilities	11,266	(16,658)
Other noncurrent items, net	(8,322)	(4,011)
Cash Provided by Operating Activities	47,853	60,732
Investing Activities:
Additions to utility plant and nuclear fuel	(40,000)	(29,718)
AFUDC - borrowed funds	(156)	(177)
Increase in nuclear decommissioning fund	(6,068)	(7,076)
Purchase of gas service territory	(78)	-
Capital distribution from ATC	-	15,000
Sale of interest in nuclear plant	-	15,381
Cash Used for Investing Activities	(46,302)	(6,590)
Financing Activities:
Equity contributions from parent	2,757	-
Issuance of common stock	7,470	7,509
Cash dividends to parent	(17,316)	(16,676)
Decrease in long-term debt	(20,000)	-
Short-term debt borrowings	24,000	-
Short-term debt repayments	-	(44,000)
Cash Used for Financing Activities	(3,089)	(53,167)
Change in Cash and Cash Equivalents	(1,538)	975
Cash and cash equivalents at beginning of period	2,421	4,307
Cash and cash equivalents at end of period	$ 883	$ 5,282

The accompanying notes are an integral part of the above condensed financial statements.

Madison Gas and Electric Company
Condensed Balance Sheets (unaudited)
(In thousands)

ASSETS	Sept. 30, 2002	Dec. 31, 2001
Utility Plant (at original cost, in service):
Electric	$531,569	$506,810
Gas	215,935	207,868
Gross plant in service	747,504	714,678
Less accumulated provision for depreciation	(358,957)	(340,660)
Net plant in service	388,547	374,018
Construction work in progress	31,933	25,376
Nuclear decommissioning fund	6,238	1,855
Total Utility Plant	426,718	401,249
Other property and investments	2,984	3,610
Investment in ATC	26,540	26,237
Total other property and investments	29,524	29,847
Current Assets:
Cash and cash equivalents	883	2,421
Accounts receivable, less reserves of $3,082 and $3,764, respectively	26,286	25,061
Other receivable	9,724	-
Unbilled revenues	11,187	16,486
Materials and supplies, at lower of average cost or market	8,779	7,810
Fossil fuel, at lower of average cost or market	4,342	4,266
Stored natural gas, at lower of average cost or market	14,848	16,607
Prepaid taxes	6,242	8,846
Other prepayments	2,644	1,727
Total Current Assets	84,935	83,224
Regulatory assets	11,735	7,886
Other deferred charges	21,149	19,245
Total Assets	$574,061	$541,451
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$234,057	$216,292
Long-term debt	157,136	157,600
Total Capitalization	391,193	373,892
Current Liabilities:
Long-term debt due within one year	-	20,000
Short-term debt - commercial paper	33,500	9,500
Accounts payable	25,609	22,156
Accrued taxes	5,692	-
Accrued interest	2,896	3,110
Other current liabilities	9,348	7,013
Total Current Liabilities	77,045	61,779
Other Credits:
Deferred income taxes	57,214	56,198
Investment tax credit - deferred	5,536	5,927
Regulatory liabilities	20,205	22,436
Other deferred liabilities	22,868	21,219
Total Other Credits	105,823	105,780
Commitments and Contingencies (Note 6)
Total Capitalization and Liabilities	$574,061	$541,451

The accompanying notes are an integral part of the above condensed financial statements.

MGE Energy, Inc. and Subsidiary Companies
Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2002

Basis of Presentation

The accompanying condensed consolidated financial statements as of September 30, 2002, and for the three and nine months then ended are unaudited but include all adjustments that MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE) consider necessary for a fair presentation of its financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet information was derived from the audited balance sheet appearing in MGE's Form 10-K for the year ended December 31, 2001, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 26 through 54 of MGE's 2001 Form 10-K.

1. Reorganization

On August 12, 2002, MGE Energy became the holding company for MGE as the result of the completion of an exchange of shares of MGE Energy common stock for shares of MGE common stock. The MGE Energy financial statements reflect this transaction for all periods presented. MGE Energy has no significant operations beyond those of MGE. Consequently, MGE constitutes substantially all of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future.

2. MGE Energy Per-Share Amounts

Earnings per share of MGE Energy common stock are computed on the basis of the weighted average of the daily number of shares outstanding. For the three months ended September 30, 2002 and 2001, there were 17,373,302 and 16,863,820 shares outstanding, respectively. Dividends declared and paid per share of common stock for the three months ended September 30, 2002 and 2001, were $0.336 and $0.333, respectively.

For the nine months ended September 30, 2002 and 2001, there were 17,246,928 and 16,761,469 shares outstanding, respectively. Dividends declared and paid per share of common stock for the same nine months were $1.003 and $0.995, respectively.

3. MGE Rate Matters

Effective October 24, 2002, the Public Service Commission of Wisconsin (PSCW) authorized an electric rate surcharge of $4.5 million, or 2%, to recover costs that had been deferred, associated with the formation of American Transmission Company (ATC) and ongoing incremental transmission costs during 2001 and 2002 associated with ATC. The surcharge will be in effect for a twelve-month period ending October 23, 2003. See MGE's Form 10-K for the fiscal year ended December 31, 2001 (Footnote 9) for additional information on ATC.

In July 2002, MGE notified the PSCW that MGE's electric fuel costs were below the 3% range established in its most recent order, thus triggering a fuel credit to its customers. The fuel credit is estimated to be $1.2 million through December 31, 2002.

On May 1, 2002, MGE filed with the PSCW a request to increase electric rates by 6.5% and increase natural gas rates by 6.4%. The increase in electric rates would cover rising fuel costs and address increased system demands. Both the electric and natural gas rate requests include costs to complete a new automated meter reading project, costs of system upgrades, and increased operating expenses. The PSCW conducted its audit during the three-month period ended July 2002. An order is expected by the end of 2002.

Effective January 1, 2002, the PSCW authorized MGE to increase revenues by $12 million (a 5.7% increase in electric rates and a 0.6% increase in natural gas rates). The increase was associated with a limited reopener of MGE's current rate case to address specific issues affecting 2002. These issues included the full-year impact of selling its ownership interest in Kewaunee Nuclear Power Plant (Kewaunee), rising fuel costs, and implementing an automated meter reading system. MGE's next rate case period is expected to begin January 1, 2003.

In January 2001, the PSCW authorized an electric rate increase of $7.5 million, or 3.9%, to cover rising fuel costs and increased system demands; a natural gas rate increase of $3.4 million, or 2.7%, for improving the gas delivery system; and a return on common stock equity of 12.9%.

4. MGE Energy and MGE Supplemental Cash Flow Information

Cash payments for interest, net of amounts capitalized, and cash payments/receipts for income taxes were as follows:

	Nine Months Ended Sept. 30,
(In thousands)	2002	2001
Interest paid, net of amounts capitalized	$ 9,464	$9,759
Income taxes paid	11,573	9,347
Income taxes received	759	566
Noncash financing item	1,499	-

On August 16, 2002, the Board of Directors for MGE approved a resolution to dividend the ownership of two small nonregulated subsidiaries previously owned by MGE to MGE Energy. The net assets transferred approximated $1.5 million. This represented a noncash transaction.

5. MGE Segment Information

The following tables show segment information for electric and gas utility operations.

(In thousands)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2002	2001	2002	2001
Electric:
Gross Revenues	$68,111	$56,551	$173,603	$156,862
Interdepartmental Revenues Eliminated	(158)	(119)	(366)	(306)
Net Operating Income	13,265	6,674	27,008	19,932
Gas:
Gross Revenues	12,901	11,533	82,223	107,162
Interdepartmental Revenues Eliminated	(1,424)	(2,034)	(3,754)	(5,495)
Net Operating Income	(135)	(73)	6,752	6,498
Consolidated:
Gross Revenues	79,430	65,931	251,706	258,223
Net Operating Income	13,130	6,601	33,760	26,430

(In thousands)	Electric	Gas	Other	Consolidated
Assets:
September 30, 2002	$403,353	$133,103	$37,605	$574,061
December 31, 2001	371,423	130,125	39,903	541,451
Capital expenditures:
Nine months ended September 30, 2002	29,495	10,505	-	40,000
Year ended December 31, 2001	33,718	8,248	-	41,966

6. MGE Commitments and Contingencies

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

Purchased power contracts

MGE has several purchased power contracts to help meet future electric supply requirements. As of September 30, 2002, MGE's total commitments for energy and purchased power contracts for capacity are estimated to be $17.2 million in 2002, $18.5 million in 2003, $11.8 million in 2004, $13.4 million in 2005, and $13.5 million in 2006. Management expects to recover these costs in future customer rates.

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

MGE is evaluating NOx compliance strategies, including fuel switching, emissions trading, purchased power agreements, new emission control devices, or installing new fuel-burning and clean-coal technologies. Implementing any of these new measures would likely increase capital expenditures and operating and maintenance expense.

Wisconsin's acid rain law imposes limitations on SO2 emissions. Blount and MGE's share of Columbia are required to meet a combined SO2 emission rate of 1.20 pounds of SO2 per million Btu. MGE does not anticipate any capital expenditures in order to comply with this standard.

In December 2000, the EPA announced it would create rules to limit the amount of mercury emitted by coal- and oil-fired electric-steam generating facilities. EPA plans to have the proposed rules published no later than December 15, 2003, and final regulations published no later than December 15, 2004. The Wisconsin Department of Natural Resources (DNR) is also developing rules to limit mercury emissions from coal-fired boilers. The proposed rules require sources emitting more than 10 pounds of mercury per year to reduce emissions in phases of 30%, 50%, and 90% over 15 years. It also sets a ceiling of ten pounds of mercury per year for smaller sources. If either of these regulations is issued, they may require MGE to evaluate emission control options for its Blount and Columbia facilities in order to comply. These controls would likely increase capital expenditures and operating and maintenance expenses.

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

Management believes that its share of the final cleanup costs for all sites will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up these sites could range from $250,000 to $550,000. As of September 30, 2002, MGE has accrued a $250,000 liability for these matters.

On April 9, 2002, the EPA issued a proposed rule under the National Pollution Discharge Elimination System (NPDES, 40 CFR Parts 9, 122, 123, 124, and 125) that establishes requirements for aquatic life entrapment and impingement in existing cooling water intake structures (also referred to as the 316(b) rule). If the proposed rule is finalized as written, capital improvements may be required. The final version of the rule is not expected for several years.

On September 30, 2002, MGE and the DNR signed an Environmental Cooperative Agreement. MGE committed to work toward superior environmental performance at its Blount plant. The five-year agreement requires MGE to improve combustion efficiency, install a new pollution control device for Boiler 8, increase use of alternative fuels, attempt to increase beneficial reuse of fly ash and bottom ash, study cogeneration possibilities, and upgrade MGE's environmental management system to ISO 14001 quality. Implementing these and other actions required by the agreement will increase capital expenditures and operating and maintenance expenses over the next five years.

Chattel paper agreement

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest, in up to $7.5 million of the financing program receivables, until February 28, 2004. At September 30, 2002, MGE had sold a $6.1 million interest in these receivables, which MGE accounted for as a sale under Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

New generation

On February 23, 2001, MGE announced that it had secured an option agreement to own a portion of the advanced technology, coal-fired, base-load generation included in Wisconsin Energy Corp.'s (WEC) Power the Future proposal. The proposal includes three, 600-megawatt (MW) coal-fired units of new generation. MGE's option rights provided for up to 1/12th ownership allotment (approximately 50 MWs) in each unit for an estimated investment over a ten-year period of $150 million to $175 million. WEC filed its construction proposal (CPCN) with the PSCW in early 2002. A decision from the PSCW on the coal facilities is expected in 2003.

In February 2002, MGE exercised its option for coal unit No. 1 to obtain the maximum equity interest available under the option agreement but not less than 50 MWs. MGE's option rights may be terminated if necessary regulatory approvals are not received or WEC discontinues the project. Furthermore, MGE retains the right under the agreement with WEC to revoke the option exercise at certain points in the process including, but not limited to, any time up to 60 days prior to commencement of construction of the coal unit.

Agreement negotiations are currently underway which may, among other things, change MGE's participation option to an undivided 8.33% ownership interest in each of the proposed coal plants and change the last date for option revocation/exercise to within 110 days after issuance of the CPCN.

West Campus Cogeneration Facility

MGE and the University of Wisconsin-Madison have proposed building a natural gas-fired cogeneration plant to help meet the future needs of the university and MGE customers. This facility is designed to produce steam heat and chilled water air-conditioning for the university and up to 150 MWs of electricity to help meet the growing customer demand in the Madison area. The electric generation assets will be controlled by MGE and the steam and chilled water assets will be controlled by the State of Wisconsin. Construction approval from the PSCW is expected to be granted in the second quarter 2003.

In July 2001, MGE entered into a contract with GE Packaged Power Inc. for the purchase of two gas turbines for the cogeneration plant. In June 2002, MGE entered into a contract with General Electric Company for the purchase of a steam turbine. The cost for the turbines is $37.3 million, of which $11.5 million has already been paid. Remaining payments include $8.9 million during 2002 and $16.9 million in 2003.

7. MGE West Campus Cogeneration Facility

The proposed West Campus Cogeneration Facility (described above) has incurred project costs totaling $14.8 million through September 30, 2002. A majority of the costs are attributable to the equipment contracts (Footnote 6). A Pre-Certification Cost Sharing Agreement was executed between MGE and the State of Wisconsin. In accordance with this agreement, MGE has recorded a receivable from the State of Wisconsin for $9.7 million. The portion attributable to the electric plant is $5.1 million and is currently recorded in other deferred assets.

8. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible, long-lived assets. MGE expects to adopt SFAS No. 143 on January 1, 2003. SFAS No. 143 addresses retirement obligations for long-lived assets for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management is in the process of determining the impact of adopting SFAS 143 on MGE's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 had no impact on MGE's financial statements.

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

Emerging Issues Task Force (EITF) Issue 02-3 Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) issued by the FASB EITF in June 2002 requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. This EITF has no current impact on MGE's financial statements.

9. MGE Kewaunee Nuclear Power Plant

On September 23, 2001, MGE sold to Wisconsin Public Service Corporation (WPSC) its 17.8% ownership interest in Kewaunee for $15.4 million. On the closing date, MGE also transferred its Qualified Decommissioning Fund ($65.0 million, fair market value) and Nonqualified Decommissioning Fund ($28.1 million, fair market value), which resulted in a decrease of accumulated depreciation by an equal amount.

Under the Kewaunee sale agreement, MGE will continue to make monthly contributions to the MGE Nonqualified Decommissioning Fund from September 23, 2001, through December 31, 2002, in the amount of approximately $675,000, the level currently authorized by the PSCW. These costs are currently recovered from customers in rates. MGE's decommissioning liability is limited to the fund balances at the closing date plus all decommissioning collections through 2002. MGE's Nonqualified Decommissioning Fund is shown on the balance sheet in the Utility Plant section. As of September 30, 2002, this fund totaled $6.2 million (pretax, fair market value) and is offset by an equal amount recorded in accumulated provision for depreciation. The securities and uninvested cash balances in the fund, net of trust investment expenses and taxes on investment income, will be transferred to the WPSC Nonqualified Decommissioning Fund on January 2, 2003.

In accordance with the Kewaunee sale agreement, MGE exercised an option in June 2001 to buy electric capacity and energy at a fixed price from WPSC. MGE will purchase 90 MWs of electric capacity and energy from September 24, 2001, through September 23, 2003, to help meet customers' electric needs.

10. MGE Subsequent Events - Financings

On October 1, 2002, MGE issued $20.0 million in unsecured Medium Term Notes at 5.26%, maturing on September 29, 2017. The proceeds from this issuance were used to repay outstanding commercial paper. MGE used the proceeds from the commercial paper issuances to repay a portion of its $20.0 million variable rate debt which matured on May 3, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

MGE Energy, Inc. (MGE Energy), through Madison Gas and Electric Company (MGE), its principal subsidiary, operates in two business segments:

- Electric operations--the generation and distribution of electricity to more than 128,000 customers in Dane County, Wisconsin, which includes the City of Madison, Wisconsin; and

- Gas operations--the purchase, transportation and distribution of natural gas to nearly 123,000 customers in seven Wisconsin counties (Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon).

MGE Energy became the holding company for MGE on August 12, 2002, as the result of the completion of a share exchange transaction in which the shareholders of MGE exchanged their shares of MGE common stock on a one-for-one basis for shares of MGE Energy common stock. The share exchange transaction had no accounting effect on the recorded assets, liabilities, revenues, or expenses of MGE.

MGE represents substantially all of the assets, liabilities, revenues, and expenses of MGE Energy. Consequently, the following discussion focuses on the results of operation and financial condition of MGE.

RESULTS OF OPERATIONS

Sales and Revenues

Electric

Retail sales increased 11.5% and 5.0%, respectively, for the three and nine months ended September 30, 2002 (see table below). Retail sales increased in the third quarter by 3% due primarily to warmer-than- normal weather during 2002 and a change in the estimate of unbilled sales during the third quarter of 2001, which reduced total retail sales by 6.7% during 2001.

For the three months ended September 30, 2002, sales for resale increased significantly as a result of increased on-peak sales due to the warmer-than-normal weather during the quarter. For the nine months ended September 30, 2002, sales for resale decreased 12.6%. The year-to-date decline in sales for resale is attributed to lower off-peak sales during the first and second quarters.

Electric Sales (megawatt-hours)	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2002	2001	Change	2002	2001	Change
Residential	260,468	225,501	15.5%	639,300	599,047	6.7%
Large commercial	316,845	281,658	12.5%	877,697	867,549	1.2%
Small commercial	216,255	201,625	7.3%	599,377	544,982	10.0%
Other	94,507	87,948	7.5%	243,364	234,738	3.7%
Total Retail	888,075	796,732	11.5%	2,359,738	2,246,316	5.0%
Sales for Resale	26,278	7,290	260.5%	51,341	58,767	(12.6)%
Total Sales	914,353	804,022	13.7%	2,411,079	2,305,083	4.6%

During the third quarter 2002, electric operating revenues increased $11.5 million, or 20.4%, compared to a year ago. The increase in electric operating revenues was primarily due to an increase in electric rates ($2.1 million, Footnote 3), customer growth and greater use per customer ($2.1 million), increased sales for resale revenues ($1.2 million), and an increase in other electric revenues ($1.6 million), which is attributed to an electric credit recorded during the third quarter 2001. In addition, electric unbilled revenues during the third quarter 2001 decreased $4.5 million (pretax) due to a change in estimate.

For the nine months ended September 30, 2002, electric operating revenues were up $16.7 million, or 10.7%. The increase in electric operating revenues was primarily due to an increase in electric rates ($5.3 million, Footnote 3), customer growth and greater use per customer ($3.4 million), an increase in other electric revenues ($2.5 million) primarily related to the electric surcharge reversal mentioned above, and an increase in sales for resale ($1.0 million). The 2001 period was impacted by the change in the estimate of unbilled revenues as described above.

Despite the previously mentioned volume drop in sales for resale for the nine months ended September 30, 2002, sales for resale revenues increased due to an increase in revenue per kilowatt-hour sold.

Gas

For the three and nine months ended September 30, 2002, retail gas deliveries were relatively flat. Cooler temperatures during April and May 2002 and a larger customer base as a result of acquiring the Prairie du Chien-area natural gas system were offset by reduced retail gas deliveries during January and February 2002, a result of warmer winter weather. On December 28, 2001, MGE purchased the Prairie du Chien-area natural gas system from Wisconsin Electric-Wisconsin Gas for $3.9 million. MGE gained approximately 3,500 residential and commercial customers in the Prairie du Chien area.

Transport deliveries were flat for the three months ending September 30, 2002. For the nine months ended September 30, 2002, transport deliveries rose 17.5% as alternative fuel customers used more natural gas during the first half of the year. In 2001, transport sales declined as customers turned to other fuels when the price of natural gas hit record-high levels.

Gas Deliveries (thousands of therms*)	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	2002	2001	Change	2002	2001	Change
Residential	5,780	5,948	(2.8)%	59,647	58,658	1.7%
Commercial and Industrial	7,115	7,151	(0.5)%	50,757	50,000	1.5%
Total Retail	12,895	13,099	(1.6)%	110,404	108,658	1.6%
Transport	11,451	11,421	0.3%	38,767	33,003	17.5%
Total Gas Deliveries	24,346	24,520	(0.7)%	149,171	141,661	5.3%
*Unit of measure.

Gas operating revenues were up $2.0 million, or 20.8%, for the three months ended September 30, 2002, despite the slight decline in gas deliveries. The increase in gas operating revenues can be attributed to the increase in the cost of natural gas during the quarter when compared to the 2001 period.

For the nine months ended September 30, 2002, gas revenues decreased $23.2 million, or 22.8%, due to lower retail sales during January and February 2002 (described above) and the significantly lower cost of gas during the first quarter 2002. The average revenue rate for residential customers was $0.70 per therm in the first quarter 2002 compared to $1.02 per therm last year.

Gas incentive revenues were down $0.3 million for the three months ended September 30, 2002, largely due to the gas cost incentive for commodity. Under the commodity incentive, if actual gas commodity costs are above or below a benchmark established by the Public Service Commission of Wisconsin (PSCW), MGE gas sales service customers and shareholders share equally in any increased costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million for the gas year are passed on to customers.

Gas incentive revenues for the nine months ended September 30, 2002, were up $0.4 million.

Electric Fuel and Purchased Power

Fuel for electric generation was unchanged for the three months ended September 30, 2002, and decreased $3.0 million, or 9.2%, for the nine months ended September 30, 2002.

- Fuel costs for MGE's electric generating units, excluding Columbia Energy Center (Columbia) and Kewaunee Nuclear Power Plant (Kewaunee), were down $0.3 million, or 4.7%, and $1.9 million, or 11.4%, during the three and nine months ended September 30, 2002. Due to the higher cost of natural gas used to generate electricity, MGE relied less on its electric generating units as it was generally cheaper to purchase power than generate it.

- Fuel costs for the Columbia units increased $0.9 million and $1.3 million, respectively, for the three and nine months ended September 30, 2002, due to an increase in the cost of coal.

- Nuclear fuel expense decreased $0.7 million and $2.4 million, respectively, during the three and nine months ended September 30, 2002, due to the sale of MGE's ownership interest in Kewaunee during September 2001.

Purchased power increased $8.6 million and $22.7 million, respectively, for the three and nine months ended September 30, 2002. MGE purchased electric capacity to replace the energy generation lost from selling Kewaunee and to meet expected load growth. In June 2001, MGE exercised an option to buy 90 megawatts of electric capacity and energy at a fixed price from Wisconsin Public Service Corporation (WPSC) from September 24, 2001, through September 23, 2003.

Electric margin (revenues less fuel and purchased power) increased $3.1 million, or 7.7%, for the three months ended September 30, 2002, and decreased $3.1 million, or 2.7%, for the nine months ended September 30, 2002. Increased purchased power costs were partially offset by higher electric operating revenues and lower fuel costs for electric generation for the three months ended September 30, 2002 (see preceding paragraphs). For the nine months ended, the decrease in electric margin is attributed to the increased purchased power costs.

Natural Gas Purchased

Natural gas purchased increased $1.4 million, or 46.0%, for the three months ended September 30, 2002. The average cost per therm of natural gas increased 49.1% during the third quarter 2002. Natural gas purchased decreased $24.6 million, or 35.5%, with the average cost of natural gas down 36.6% for the nine months ended September 30, 2002. Under the purchased gas adjustment clause authorized by the PSCW, MGE passes along to customers the cost of gas, subject to certain limited incentive participation.

Gas margins (revenues less gas purchased) increased $0.5 million, or 8.6%, and $1.4 million, or 4.3%, respectively, for the three and nine months ended September 30, 2002. Though retail gas deliveries were relatively flat, gas margins increased due to a 0.6% rate increase effective January 1, 2002, and increased customer growth.

Other Operations and Maintenance

Operating and maintenance expenses decreased $2.4 million, or 10.5%, and $6.3 million, or 8.9%, respectively, during the three and nine months ended September 30, 2002. These decreases in operations and maintenance are the net result of the following factors:

- The sale of MGE's 17.8% ownership interest in Kewaunee to WPSC. As a result, operating and maintenance expenses declined $2.8 million and $8.7 million, respectively, during the three and nine months ended September 30, 2002.

- Employee health and pension expenses increased $0.5 million and $2.7 million, respectively, during the three and nine months ended September 30, 2002, due to dramatically increasing health care costs and lower investment returns on plan assets.

- Uncollectible account expenses decreased by $1.7 million for the nine months ended September 30, 2002. The decrease reflects significantly lower customer utility bills during the first quarter 2002 as a result of warmer-than-normal weather and the significant decrease in natural gas costs compared to the first quarter 2001. Uncollectible account expenses for electric and gas remained unchanged for the three months ended September 30, 2002.

- Outside service expenses increased $0.5 million and $1.2 million, respectively, during the three and nine months ended September 30, 2002. The increased costs are mainly attributed to the holding company formation and Power the Future.

- Operating and maintenance expenses for Columbia increased $0.2 million and $1.1 million, respectively, for the three and nine months ended September 30, 2002. The increase for the nine months is the result of a scheduled seven-week outage during April and May 2002.

- Miscellaneous steam power expense decreased $0.8 million and $0.9 million, respectively, for the three and nine months ended September 30, 2002, as a result of approved rate recovery of carrying costs associated with certain expenditures made to comply with emission requirements related to nitrous oxide at the Columbia plant.

Electric and Gas Depreciation

For the three months ended September 30, 2002, depreciation expense decreased $3.7 million, or 34.0%. The decrease in depreciation expense, related to MGE's electric generating assets, is due to reduced decommissioning expense ($2.4 million) and depreciation attributable to Kewaunee ($1.4 million) as a result of the sale to WPSC (Footnote 9). During the same period, gas depreciation expense increased due to additions to MGE's plant assets ($0.1 million).

For the nine months ended September 30, 2002, depreciation expense decreased $6.7 million, or 23.6%. The decrease in depreciation expense, related to MGE's electric generating assets, is due to reduced decommissioning expense ($3.5 million) and depreciation attributable to Kewaunee ($3.5 million) as a result of the sale to WPSC (Footnote 9). During the same period, gas depreciation expense increased due to additions to MGE's plant assets ($0.3 million).

Other General Taxes

Changes to other general taxes for the three and nine months ended September 30, 2002, compared to the three and nine months ended September 30, 2001, are not significant.

Income Taxes

MGE Energy's effective tax rate for the nine months ended September 30, 2002, increased to 39% compared to 36.8% in 2001 due to lower relative amounts of amortized tax benefits from regulated operations and certain permanent differences from the formation of the holding company structure.

Excess deferred income taxes originated when past taxes, generally pre-1986, from regulated operations were provided at tax rates higher than current rates. These excess deferred taxes are applied through regulation to reduce customer rates, but no more rapidly than over the life of the assets which generated the excess deferred income taxes.

Likewise, investment tax credits from regulated operations are amortized to reduce customer rates over the service lives of the property that generated the credits.

Until excess deferred income taxes and deferred investment tax credits are returned to customers through lower rates, they represent liabilities from regulated operations.

If property that is associated with these tax attributes is removed from utility service, corresponding amounts of excess deferred income taxes and deferred investment tax credits must be adjusted and can no longer be applied as future tax benefits.

When comparing 2002 and 2001, amortized tax benefits have decreased because significant electric plant assets with these tax attributes have been sold (see Footnote 9).

MGE Energy became a holding company of MGE and other subsidiaries in August 2002. Certain one-time intercompany transactions and costs of capital associated with the formation of MGE Energy have resulted in permanent differences between financial and income tax reporting. These permanent differences are expected to increase the effective tax rate of the consolidated group only for 2002.

Other Income

Other income decreased $1.6 million, or 55.5%, and $4.1 million, or 60.5%, respectively, during the three and nine months ended September 30, 2002. MGE transferred its Qualified Decommissioning Fund ($65.0 million, fair market value) and Nonqualified Decommissioning Fund ($28.1 million, fair market value) to WPSC with the sale of its 17.8% ownership in Kewaunee (Footnote 9). This resulted in lower decommissioning earnings on trust assets. There is no impact to earnings because the transfer of the trust assets resulted in an equal decrease in accumulated depreciation expense. The decrease in other income related to the trust assets was $2.5 million for the three months and $4.0 million for the nine months ended September 30, 2002.

In the third quarter of 2002, MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting as required by FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on contracts related to MGE's regulated operations. MGE recorded a regulatory asset of $0.5 million for the cumulative mark-to-market value of its derivative contracts as of September 30, 2002.

Interest Expense

Interest decreased $0.2 million, or 4.7%, and $1.3 million, or 12.5%, respectively, for the three and nine months ended September 30, 2002, due to lower rates on MGE's $20 million variable rate debt which matured on May 3, 2002. Lower short-term debt levels in the first quarter coupled with lower interest rates reduced other interest expense by $0.5 million for the nine months ended September 30, 2002.

Contractual Obligations and Commercial Commitments

There were no material changes, other than from the normal course of business, to MGE's contractual obligations, representing cash obligations that are considered to be firm commitments, and commercial commitments, representing commitments triggered by future events, during the three and nine months ended September 30, 2002. Further discussion of the contractual obligations and commercial commitments is included in MGE's Form 10-K for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities for MGE Energy

Cash provided by operating activities decreased $12.4 million, or 20.3%, for the nine months ended September 30, 2002. Working capital for the nine months ended September 30, 2002, decreased $8.6 million, offset by an increase in deferred assets of $5.7 million.

Depreciation and amortization expense decreased $6.7 million and deferred income taxes decreased $7.7 million for the nine months ended September 30, 2002, when compared to the same period last year, mainly due to MGE selling its ownership interest in Kewaunee.

Cash Used for Investing Activities for MGE Energy

Cash used for investing activities increased $39.7 million for the nine months ended September 30, 2002. Plant additions increased by $10.3 million due to the implementation of an automated meter reading system, the installation of nitrogen oxide emissions equipment at the Columbia plant, and work done to improve reliability at MGE's substations. In the same period last year, MGE received a $15.0 million capital distribution from the American Transmission Company (ATC) and $15.4 million for the sale of its interest in Kewaunee.

Cash Used for Financing and Capital Resources for MGE Energy

Cash used for financing activities decreased $50.2 million for the nine months ended September 30, 2002, compared to last year. Short-term debt increased $24.0 million for the nine months ended September 30, 2002, due to the $20 million variable rate long-term debt maturity that was rolled into short-term debt. In comparison, short-term debt during the nine months ended September 30, 2001, decreased $44.0 million due to the $15.0 million capital distribution from ATC and the $15.4 million received from the sale of its ownership interest in Kewaunee (described above).

Bank lines of credit available to MGE as of September 30, 2002, were $50 million.

MGE Energy's capitalization ratios were as follows:

	Sept. 30, 2002	Dec. 31, 2001
Common shareholders' equity	55.2%	53.6%
Short-term debt	7.9%	2.4%
Long-term debt*	36.9%	44.0%
*Includes current maturities and current sinking fund requirements.

Capital Requirements for MGE Energy and MGE

MGE's liquidity is primarily affected by its construction requirements. During the first nine months of 2002, MGE's plant additions totaled $40.0 million, up 34.6% from the first nine months of 2001. It is anticipated that capital expenditures for projects in 2002 will be $64.5 million. The 2002 major projects include:

- Implementing an automated meter reading system.
- Improving MGE's electric and gas distribution systems.
- Improving reliability and reducing nitrogen oxide emissions at Columbia.

MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital expenditure requirements. Internally generated funds exceeded the funds used for construction during the first nine months of 2002. For larger capital investments, MGE expects to issue additional long-term debt or common stock.

MGE is currently carrying $5.1 million in capital costs related to the West Campus Cogeneration Facility on its balance sheet as of September 30, 2002. MGE Energy anticipates its share of future capital costs excluding interest to be approximately $12.8 million for the remainder of 2002, $60.5 million in 2003, and $17.9 million in 2004 for this project (Footnote 7).

MGE's pretax interest coverage for the twelve months ended September 30, 2002, was 5.02 times. Following is a table of MGE's current credit ratings.

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

MGE currently funds its liabilities related to employee benefits and nuclear decommissioning through trust funds. Changes in the market value of the employee benefits trust funds affect MGE's expense and annuity payment. MGE mitigates some of its risk in this matter through future rate actions by the PSCW. As noted previously, MGE's liabilities related to nuclear decommissioning are limited to the amounts collected for that purpose from customers during 2002, which will be paid over to WPSC as part of the agreement related to the sale of MGE's interest in Kewaunee.

Item 4. Controls and Procedures.

MGE Energy

Within the 90 days prior to the filing of this report, the principal executive officer and principal financial officer of MGE Energy evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the Securities and Exchange Commission (SEC).

These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

As of October 31, 2002, these officers concluded that the design of the disclosure controls and procedures is sufficient to accomplish their purposes. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE Energy's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MGE

Within the 90 days prior to the filing of this report, the principal executive officer and principal financial officer of MGE evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC.

These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is made known to MGE's management, including these officers, by other employees of MGE, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms.

As of October 31, 2002, these officers concluded that the design of the disclosure controls and procedures is sufficient to accomplish their purposes. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.

Item 6(a) - Exhibits

Exhibit 12.1 - Ratio of Earnings to Fixed Charges for MGE Energy, Inc.
Exhibit 12.2 - Ratio of Earnings to Fixed Charges for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the quarterly report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the following officers for the following companies:

Exhibit 99.1 - Filed by Gary J. Wolter for MGE Energy, Inc.
Exhibit 99.2 - Filed by Terry A. Hanson for MGE Energy, Inc.
Exhibit 99.3 - Filed by Gary J. Wolter for Madison Gas and Electric Company
Exhibit 99.4 - Filed by Terry A. Hanson for Madison Gas and Electric Company

Item 6(b) - Reports on Form 8-K

On August 12, 2002, MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE) filed a Form 8-K. MGE completed its reorganization into a holding company structure on that date. The new holding company, MGE Energy, exchanged its shares of common stock on a one-for-one basis for all of the outstanding common stock of MGE pursuant to an Agreement and Plan of Share Exchange, dated as of October 31, 2001, between MGE and MGE Energy.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE Energy, Inc.
Date: November 14, 2002	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 14, 2002	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Madison Gas and Electric Company
Date: November 14, 2002	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 14, 2002	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Gary J. Wolter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MGE Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Terry A. Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MGE Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Gary J. Wolter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Madison Gas and Electric Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Terry A. Hanson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Madison Gas and Electric Company.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary