Form 10-K
period 2002-12-31
MADISON GAS & ELECTRIC CO
filed 2003-03-26
CIK 61339

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:
December 31, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000	39-0444025
www.mgeenergy.com Web Site

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Title of Class
MGE Energy, Inc. Madison Gas and Electric Company	Common Stock, $1 Par Value Per Share Cumulative Preferred Stock, $25 Par Value Per Share

Indicate by checkmark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. - Yes X
Madison Gas and Electric Company - No X

State the aggregate market value of the common equity held by nonaffiliates of MGE Energy, Inc. as of June 30, 2002 (based upon the average of the bid and asked prices of common stock of Madison Gas and Electric Company, which was MGE Energy's predecessor): $478,331,322

The number of shares outstanding of each registrant's common stock as of March 1, 2003.

MGE Energy, Inc. - 17,638,797
Madison Gas and Electric Company - 17,347,889

Documents Incorporated by Reference

Portions of MGE Energy, Inc.'s definitive Proxy Statement to be filed prior to April 30, 2003, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

Madison Gas and Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b), (ii) certain information otherwise required by Item 6 of Form 10-K relating to Selected Financial Data, (iii) certain information otherwise required by Item 10 of Form 10-K relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c), and (iv) certain information otherwise required by Item 11 of Form 10-K relating to executive compensation as permitted by General Instruction (I)(2)(c).

This combined Form 10-K is separately filed by MGE Energy, Inc. and Madison Gas and Electric Company. Information contained herein relating to any individual registrant is filed by such registrant in its own behalf. Neither registrant makes any representation as to information relating to the other registrant.

Table of Contents

PART I.

Item 1. Business.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

PART II.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III.

Item 10. Directors and Executive Officers of the Registrants.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

Item 14. Controls and Procedures.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Signatures - MGE Energy, Inc.

Signatures - Madison Gas and Electric Company

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

Item 1. Business.

MGE Energy, Inc. (MGE Energy), through its principal subsidiary Madison Gas and Electric Company (MGE), operates in two business segments:

- Electric operations--generating and distributing electricity.
- Gas operations--purchasing and distributing natural gas.

MGE Energy became the holding company for MGE on August 12, 2002, when shareholders exchanged each share of MGE common stock for one share of MGE Energy common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's utility operations represent substantially all of the assets, liabilities, revenues, and expenses of MGE Energy. MGE Energy's nonutility operations, relating, principally, to the development of a cogeneration project on the Madison campus of the University of Wisconsin (UW), are not significant at this time. Consequently, the following discussion focuses on the results of operations and financial condition of MGE.

MGE Energy was organized as a Wisconsin corporation in 2001. MGE was organized as a Wisconsin corporation in 1896. Their principal offices are located at 133 South Blair Street, Madison, Wisconsin 53703.

MGE Energy and MGE maintain a Web site at the address specified on the cover of this report where copies of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto may be obtained free of charge. This address is inactive textural and the content of this Web site is not part of this Form 10-K.

MGE

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

MGE is also subject to regulation under state and federal laws regarding air and water quality and solid waste disposal. See Environmental section below.

MGE's business is seasonal based on fluctuations in weather conditions.

Electric Operation

At December 31, 2002, MGE supplied electric service to nearly 130,000 customers, of whom 115,000 were located in the cities of Fitchburg, Madison, Middleton, and Monona and 15,000 in adjacent areas. Of the total number of customers, approximately 113,000 were residential and 17,000 were commercial and industrial. Electric revenues for 2002 were comprised of residential (36%), commercial (48%), industrial (6%), sales to public authorities including the UW (7%), sales to other utilities, and other (3%). Electric operations accounted for 65% of MGE's total 2002 revenues.

See Item 2, Properties, for a description of MGE's electric utility plant.

MGE is a member of Mid-America Interconnected Network, Inc. (MAIN), a regional reliability group. MAIN members work together to utilize better reserve generating capacity and coordinate long-range system planning and day-to-day operations. MAIN seeks to maintain adequate planning reserve margins for generation in the region.

MGE is part owner of the American Transmission Company LLC (ATC), a for-profit transmission company resulting from Reliability 2000 legislation (Part of 1999 Wisconsin Act 9). Part of Reliability 2000 created a statewide transmission company to own the investor-owned utilities' transmission assets. The purpose of ATC is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities it owns to provide adequate and reliable transmission of power.

On February 1, 2002, MGE started taking network transmission service from the Midwest Independent Transmission System Operator, Inc. (Midwest ISO). Midwest ISO is a nonprofit Regional Transmission Organization approved by the FERC. The Midwest ISO is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. The Midwest ISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

Fuel Supply and Generation

MGE estimates its net kilowatt-hour requirements for 2003 will be provided from the following sources: 64% from fossil-fueled steam plants, 33% from power purchases, and 3% from a combination of wind turbines, diesel generators, and combustion turbines. Actual sources used will depend on generating unit availability, weather, and customer demand.

MGE has a 22% ownership interest in two, 512-megawatt (MW) coal-burning units at the Columbia Energy Center (Columbia). The coal inventory supply for the units decreased from 49 days on December 31, 2001, to 46 days on December 31, 2002. The co-owners' goal is to maintain approximately a 40-day inventory. The units burn low-sulfur coal obtained from the Powder River Basin coal fields located in Wyoming and Montana.

For information about a request from the U.S. Environmental Protection Agency (EPA) that affects Columbia, refer to the section on Air Quality under Environmental below.

Gas Operations

On December 31, 2002, MGE supplied natural gas service to more than 126,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Gas revenues for 2002 were comprised of residential (58%), commercial (37%), industrial (1%), and other (1%). Transportation service accounted for almost 3% of the total 2002 gas revenues. Gas operations accounted for 35% of MGE's total revenues.

MGE can curtail gas deliveries to its interruptible customers. Approximately 4% of gas sold in 2002 was to interruptible customers.

Gas Supply

MGE has physical interconnections with ANR Pipeline Company (ANR) and Northern Natural Gas Company (NNG). MGE's primary service territory, which includes Madison and the surrounding area, receives deliveries at one NNG and four ANR gate stations. MGE also receives deliveries at NNG gate stations located in Elroy, Prairie du Chien, Viroqua, and Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical supply mix, which includes gas from Canada and from the mid-continent and Gulf/offshore regions in the United States.

By contract, a total of 4,946,342 dekatherms can be injected into ANR's storage fields from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. ANR's storage fields are located in Michigan. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

During the winter months, when customer demand is high, MGE is primarily concerned with meeting its obligation to firm customers. MGE meets customer demand by using firm supplies under contracts finalized before the heating season, supplies in storage (injected during the summer), and other firm supplies purchased during the winter period.

The prior heating season (November 2001 through March 2002) was warmer than normal (16% fewer heating degree days). The current heating season (November 2002 through March 2003) has been 2% warmer than normal (based on actual heating degree days through January) and storage quantities are at a normal level. A heating degree day is the number of degrees that the mean daily temperature is below 65 degrees Fahrenheit.

MGE's contracts for firm transportation service include winter maximum daily quantities of:

- 141,650 dekatherms (including 86,078 dekatherms of storage withdrawals) on ANR.
- 54,719 dekatherms on NNG.
- 2,457 dekatherms into Viroqua's NNG gate station.
- 1,432 dekatherms into Crawford County's NNG gate station.

Environmental

MGE is subject to state and federal regulations concerning air quality, water quality, and solid waste disposal. Those regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. It can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. MGE believes that it has met the requirements of current environmental regulations. MGE is not able to predict if compliance with future pollution control regulations will involve additional expenditures for pollution control equipment or plant modifications, operations curtailments, reductions in capacity or efficiency at existing plants, or delays in the construction and operation of future generating facilities.

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

The National Environmental Policy Act and Wisconsin Environmental Policy Act require MGE to conduct a complete environmental review and issue a detailed environmental impact statement before obtaining necessary authorizations or permits from regulatory agencies for certain projects. This applies to any new projects or other major actions that could significantly affect the environment.

Air Quality

In the summer of 1997, the EPA finalized new, stricter federal air quality standards for ozone and fine particulate matter. Under the new standards, EPA anticipates designating new nonattainment areas by late 2003 or early 2004. Southeastern Wisconsin is expected to be classified as nonattainment. There is a possibility that Dane County, the location of the Blount Generating Station (Blount), will also be classified as nonattainment.

The DNR is required to develop a State Implementation Plan by 2007 to demonstrate how the state will attain and maintain compliance with the new ozone and fine particulate matter standards. The DNR is considering a plan that would require NOx and fine particulate limits for sources throughout the state rather than focusing reductions on just those sources located in the nonattainment areas. If this approach is taken, MGE may need to evaluate emission control options for its facilities in order to comply. The EPA has set 2010 as the deadline for states to meet the new standards. However, emission control requirements could be imposed in Wisconsin as early as the spring of 2006.

On October 27, 1998, the EPA issued final rules requiring more NOx emission reductions from sources in 22 states and the District of Columbia, including Wisconsin, to reduce the transport of ozone across state boundaries. However, a successful legal challenge resulted in excluding Wisconsin from part of this rule. After further modeling and research, the EPA is expected to revise or amend these rules to impose additional NOx emission reduction requirements on Wisconsin sources in order to help other states meet ambient ozone standards.

MGE is evaluating NOx compliance strategies, including fuel switching, emissions trading, purchased power agreements, new emission control devices, and/or installation of new fuel-burning and clean-coal technologies. Implementing any of these new measures would likely increase capital, operating, and maintenance expenditures.

Wisconsin's acid rain law imposes limitations on SO2 emissions. Blount and MGE's share of Columbia are required to meet a combined SO2 emission rate of 1.20 pounds of SO2 per million Btu. MGE does not anticipate any capital expenditure in order to comply with this standard.

The DNR continues to develop rules to limit mercury emissions from coal-fired boilers. The proposed rules require sources emitting mercury to reduce emissions over 15 years. It also currently sets a ceiling of 10 pounds of mercury per year for smaller sources. Depending on the outcome of these regulations, they may require MGE to evaluate emission control options for its facilities in order to comply. These controls would likely increase capital expenditures and operating and maintenance expenses.

On January 1, 2000, Phase II of the 1990 Federal Clean Air Act amendments took effect, setting new emission limits for sulfur dioxide (SO2) and nitrogen oxide (NOx). MGE's generating units meet those limits. The units were modified well in advance to meet year 2000 NOx requirements. Early modifications at Blount allow MGE to postpone meeting more stringent Phase II NOx requirements at this plant until 2007.

In December 2000, February 2001, June 2002, and January 2003, Columbia received Requests for Information from the EPA to evaluate compliance with the Clean Air Act. Alliant Energy Corp. (Alliant), the plant operator, has responded to all requests and has not yet received a response from the EPA. On a broader basis, the EPA is assessing the regulatory consequences of investments in utility generation, energy efficiency, maintenance, and environmental protection. EPA is also assessing proposed multi-pollutant legislation. The EPA will be recommending clarification and revisions to the process in the future. The plant operator has not informed MGE of any likely increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

In December 2002, the EPA issued proposed rules that will impose maximum achievable control technology limits for hazardous air-pollutant emissions for industrial boilers, combustion turbines, and stationary diesel generators. The EPA plans to have the final regulations published by 2004, and compliance deadlines are expected in 2007. The proposed rule for industrial boilers sets limits for particulate matter, hydrogen chloride, and mercury. The proposed rule for combustion turbines and stationary diesel generators sets limits for formaldehyde and carbon monoxide. Based on an initial review of the proposed rules, it is likely that emission control options will need to be evaluated for Blount and Columbia coal-fired boilers, such as scrubbers and/or baghouses. Control requirements for other generation facilities is less likely. Since the rules are still in the process of being developed and in the public comment stage, it is not possible to determine exactly what impact this would have for MGE's generation facilities.

Water Quality

MGE is subject to water quality regulations issued by the DNR. These regulations include categorical-effluent discharge standards and general water quality standards. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

The categorical-effluent discharge standards require each discharger to use effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The DNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants.

In February 2003, Columbia received a Notice of Violation from the DNR for exceeding limits in its Wisconsin Pollutant Discharge Elimination System permit. The Columbia plant operator has been working with the DNR to resolve the issues set forth in the notice. Resolution of those issues may require additional capital expenditures to install and implement new treatment techniques. While it is possible that the DNR may also seek to impose a civil penalty, the operator believes it can resolve these issues to the DNR's satisfaction in a manner that will not have a material adverse effect on their companies' financial conditions or results of operations.

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

Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up this site could range from $0.1 million to $0.2 million. At December 31, 2002, MGE accrued a $0.1 million liability for these matters.

Miscellaneous

On September 26, 2002, MGE and the DNR signed an Environmental Cooperative Agreement under which MGE committed to work toward superior environmental performance at its Blount plant. Among other things, the five-year agreement requires MGE to evaluate combustion efficiency improvements, enhance new pollution control on Boiler 8, increase use of alternative fuels, attempt to increase beneficial reuse of fly ash and bottom ash, study cogeneration possibilities, and upgrade MGE's environmental management system to be consistent with ISO 14001 standards. Implementing these and other actions required by the agreement will increase capital expenditures and operating and maintenance expenses over the next five years.

As part of the agreement, MGE conducted a voluntary audit of Blount's compliance with various environmental laws. The auditors identified several conformance exceptions which were addressed and disclosed pursuant to a state statute that provides for qualified civil enforcement immunity. MGE believes that it has adequately responded to the audit's findings and does not anticipate any further action by regulators.

Employees

As of December 31, 2002, MGE had 683 full-time employees. Of these employees, 242 are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 112 are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both collective bargaining agreements expire on May 1, 2003.

Item 2. Properties.

MGE's net generating capability in service at December 31, 2002, was as follows:

Plants	Commercial Operation Date	Fuel	Net Capability (MW)	No. of Units
Steam plants:
Columbia	1975 & 1978	Low-sulfur coal	225 (1,2,3)	2
Blount (Madison)	1957 & 1961	Coal/gas	97	2
	1938 & 1943	Gas	39	2
	1949	Coal/gas	22	1
	1964-1968	Gas/oil	35	4
Combustion turbines	1964-2000	Gas/oil	174	6
Portable generators	1998-2001	Diesel	51	55
Wind turbines	1999	Wind	2	17
Total			645

1 Base load generation
2 MGE's 22% share of two 512-MW units located near Portage, Wisconsin. The other owners are Alliant, which operates Columbia, and Wisconsin Public Service Corporation.
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

Major electric distribution lines and substations in service at December 31, 2002, are as follows:

	Miles
Distribution Lines	Overhead	Underground
69 kV	7	1
13.8 kV and under	967	856

Distribution	Substations	Installed Capacity (kVA)
69-13.8 kV	22	789,000
13.8-4 kV	32	276,000

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

Gas facilities include 2,173 miles of distribution mains.

Item 3. Legal Proceedings.

MGE Energy

None.

MGE

In May 1999, MGE brought an arbitration proceeding against Wisconsin Power and Light Company (WPL) and Alliant, the parent company of WPL. The arbitration was based on a claim regarding WPL's merger into Alliant, the improper transfer of WPL's interest in Columbia to Alliant, and the manner in which it was running Columbia that triggered MGE's right to acquire WPL's interest in the plant at book value.

In March 2001, MGE received an arbitration decision in the dispute. While the arbitrators did not grant the specific relief MGE sought in the arbitration (the right to purchase WPL's interest in the plant), the arbitrators recognized one of MGE's primary arguments. MGE argued that WPL had transferred its interest in the Columbia plant to its parent company, Alliant, after the merger in 1998. The arbitrators required Alliant to fully assume the obligations of WPL as the operator and manager of the plant. The Dane County Circuit Court confirmed the arbitration award in late November 2001. In June 2002, an order enforcing the Circuit Court's judgment was entered and subsequently Alliant passed a resolution pursuant to the arbitration decision.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy and MGE

None.

PART II.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

MGE Energy

MGE Energy common stock is traded on The Nasdaq Stock Market (Nasdaq) under the symbol MGEE. On March 1, 2003, there were approximately 18,525 shareholders of record.

The following table shows high and low sale prices for the common stock on NASDAQ for each quarter over the past two years.

	Common stock price range
	High	Low
2002
First quarter	$29.35	$25.00
Second quarter	$28.64	$25.77
Third quarter	$30.14	$24.58
Fourth quarter	$29.75	$25.32
2001
First quarter	$24.13	$20.88
Second quarter	$27.80	$21.50
Third quarter	$26.50	$23.09
Fourth quarter	$27.63	$24.00

MGE

As of March 1, 2003, there was outstanding 17,347,889 shares of common stock, all of which was held by MGE Energy. There is no market for shares of common stock of MGE. On August 12, 2002, MGE Energy became the holding company for MGE following a share exchange, and began trading on NASDAQ Prior to the share exchange, MGE traded on NASDAQ under the symbol MDSN.

Dividends

The following table sets forth MGE Energy's quarterly cash dividends paid during 2002 and 2001:

	2002				2001
(Per share)	1st Qtr.*	2nd Qtr.*	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
MGE Energy	$0.333	$0.333	$0.336	$0.336	$0.331	$0.331	$0.333	$0.333

*The dividends for the first two quarters of 2002 and during all of 2001 were paid by MGE. As a result of the corporate reorganization described in Part I, Item 1, the dividends for the third and fourth quarters were paid by MGE Energy.

The following table sets forth MGE's quarterly cash dividends paid during 2002 and 2001:

	2002				2001
(In thousands)	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
MGE	$5,707	$5,749	$5,860	$ -	$5,510	$5,544	$5,622	$5,665

MGE Energy relies primarily on dividends from its principal subsidiary, MGE, as the source of funds to pay its dividends to its shareholders. Under the PSCW order authorizing MGE Energy to become the parent holding company for MGE, MGE may not pay a dividend to MGE Energy in excess of a "normal dividend payment" when its common equity ratio is below 55%. As of December 31, 2002, MGE's common equity ratio was 53.8%.

Item 6. Selected Financial Data

MGE Energy
(In thousands, except per-share amounts)

	For the years ended December 31,
Summary of Operations	2002	2001	2000	1999	1998
Operating revenues:
Electric	$224,987	$203,178	$203,176	$185,955	$169,563
Gas	122,109	130,533	120,932	88,079	80,189
Total	347,096	333,711	324,108	274,034	249,752
Operating expenses	278,105	274,340	258,411	219,910	199,954
Other general taxes	10,861	10,864	10,180	9,306	9,263
Operating income	58,130	48,507	55,517	44,818	40,535
Other income	2,335	8,585	1,895	4,998	5,723
Interest expense	(12,545)	(13,789)	(14,305)	(12,194)	(10,921)
Income before taxes	47,920	43,303	43,107	37,622	35,337
Income tax provision	(18,727)	(15,941)	(15,752)	(13,876)	(13,107)
Income before cumulative effect of a change in accounting principle	29,193	27,362	27,355	23,746	22,230
Cumulative effect of a change in accounting principle, net of tax benefit of $78*	-	(117)	-	-	-
Net income	$ 29,193	$ 27,245	$ 27,355	$ 23,746	$ 22,230
Average shares outstanding	17,311	16,819	16,382	16,084	16,080
Earnings per share before cumulative effect of a change in accounting principle	$1.69	$1.63	$1.67	$1.48	$1.38
Cumulative effect of a change in accounting principle	-	(.01)	-	-	-
Basic and diluted earnings per share	$1.69	$1.62	$1.67	$1.48	$1.38
Dividends paid per share	$1.338	$1.328	$1.318	$1.308	$1.298

Assets
Electric	$415,849	$372,997	$395,622	$342,130	$311,563
Gas	139,608	131,174	123,486	114,881	111,762
Assets not allocated	52,799	39,903	52,496	38,499	42,940
Nonregulated	20,639	-	-	-	-
Total	$628,895	$544,074	$571,604	$495,510	$466,265

Capitalization including Short-Term Debt
Common shareholders' equity	$227,370	$216,292	$200,312	$185,686	$182,275
Long-term debt**	192,149	177,600	183,637	159,799	159,761
Short-term debt	34,298	9,500	44,000	15,750	-
Total Capitalization	$453,817	$403,392	$427,949	$361,235	$342,036

*The change in accounting principle in 2001 is due to MGE's adoption of SFAS No. 133.
**Includes current maturities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy, Inc. (MGE Energy), through its principal subsidiary Madison Gas and Electric Company (MGE), operates in two business segments:

- Electric operations generate and distribute electricity to nearly 130,000 customers in Dane County, Wisconsin, which includes the City of Madison. MGE contracts with American Transmission Company (ATC) and others for transmission service.

- Gas operations purchase and distribute natural gas to more than 126,000 customers in seven Wisconsin counties (Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon). MGE also contracts with various pipelines for transporting natural gas.

MGE Energy became the holding company for MGE on August 12, 2002, when shareholders exchanged each share of MGE common stock for one share of MGE Energy common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's utility operations represent substantially all of the assets, liabilities, revenues, and expenses of MGE Energy. MGE Energy's nonutility operations, relating, principally, to the development of a cogeneration project on the Madison campus of the University of Wisconsin (UW), are not significant at this time. Consequently, with the exception of the discussion under Nonutility Energy Outlook under Results of Operations, the following discussion focuses on the results of operations and financial condition of MGE.

The following discussion provides information that management believes is relevant to an assessment and understanding of MGE Energy and MGE's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes.

Forward-Looking Statements

This report, and certain other MGE Energy and MGE public documents, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions--especially as they relate to future revenues, expenses, financial resources, and regulatory matters. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. MGE Energy cautions investors that forward-looking statements are subject to known and unknown risks and uncertainties that may cause MGE Energy's actual results to differ materially from those projected, expressed, or implied. Some of those risks and uncertainties include:

- Weather
- Economic and market conditions in MGE's service territory.
- Magnitude and timing of capital expenditures.
- Regulatory environment (including restructuring the electric utility industry in Wisconsin).
- Availability and cost of power supplies.

MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Results of Operations

MGE Energy - Earnings Overview

In 2002, MGE Energy's earnings were $29.2 million or $1.69 per share. MGE's 5.5% increase in electric retail sales and higher average rate per customer contributed to a 10.7% increase in electric revenues. Purchased power costs increased substantially. 2002 was the first full year MGE purchased 90 megawatts (MW) of capacity and energy to replace its share of generation lost from Kewaunee. MGE sold its interest in Kewaunee to Wisconsin Public Service Corporation (WPSC) in September 2001. As a result, MGE's operations and maintenance costs were lower in 2002. MGE's gas margin (revenues less the cost of gas) increased $4.2 million due to growth in gas deliveries.

Earnings in 2001 were $27.2 million or $1.62 per share. Electric revenues remained constant despite a third-quarter pretax adjustment of approximately $4.5 million, reducing electric unbilled revenues. Electric operating income was down due to increased fuel costs, transmission wheeling expenses paid to ATC, and higher distribution expenses. Gas operating income decreased mainly because warm weather in the fourth quarter resulted in lower gas deliveries. Other income increased substantially due to MGE's equity earnings in ATC, gains on weather hedge instruments, and lower charitable contributions. Interest expense was down due to lower interest rates and less short-term debt.

Earnings in 2000 were $27.4 million or $1.67 per share. Electric operating income was up $5.9 million due to increased sales and new generating facilities that earn a return for investors. An 8.8% increase in total gas deliveries added $1.7 million to gas operating income. Two other factors contributed significantly to higher net income: gains on some performance-based natural gas incentives and lower pension costs due to strong performance in MGE's plan assets.

MGE - Electric Sales and Revenues

In 2002, electric retail sales rose 5.5% due to warmer-than-normal summer temperatures. Total cooling degree days were up 17.0% (see table). In 2001, total retail sales were down 1.8% because MGE changed its estimated unbilled sales calculation in the third quarter of that year.

Sales for resale were down 14.3% in 2002 due to lower off-peak sales during the first half of the year.

Electric operating revenues were up $21.8 million or 10.7% in 2002. The higher revenues are attributed to:

- Customer growth and greater use per customer ($11.0 million).

- An increase in electric rates ($8.9 million, Footnote 7).

- An increase in other electric revenues due in large part to a vendor settlement and a true-up for the spring 2000 outage at Kewaunee ($0.9 million).

- A rise in sales for resale (despite a drop in sales volume) because electricity was sold at a higher rate per kilowatt-hour ($1.0 million).

Electric sales (MW-hours)	2002	2001	% Change
Residential	839,005	771,094	8.8
Commercial	1,640,190	1,543,866	6.2
Industrial	296,220	314,448	(5.8)
Other	323,380	307,132	5.3
Total retail	3,098,795	2,936,540	5.5
Resale - utilities	59,616	69,544	(14.3)
Total sales	3,158,411	3,006,084	5.1

Cooling degree days (normal 607)	752	643	17.0

Cooling degree days measure the extent to which the average daily temperature rises above 65 degrees Fahrenheit, increasing demand for cooling.

In 2001, electric retail sales decreased 1.6% despite warmer-than-normal summer temperatures.

In 2001, total electric revenues remained the same, even though electric sales dropped slightly. Retail revenues were up $6.7 million or 3.5%. These increases offset an approximate $4.5 million reduction in the third quarter that resulted from a change in estimated unbilled revenues (described below). Significant items affecting retail revenues included:

- A 3.9% electric rate increase effective January 1, 2001, combined with customer growth and greater use per customer ($5.8 million, net of the unbilled adjustment).

- A $0.001 kilowatt-hour electric fuel surcharge effective May 9 through September 2, 2001 ($0.8 million; see Footnote 7).

The increase in retail revenues was offset by:

- A $1.4 million decrease in other electric revenues.

- A $5.3 million decrease in sales for resale because a contract expired with Wisconsin Public Power Inc. MGE sold 30 MWs of firm energy and capacity to Wisconsin Public Power from March 1999 through September 30, 2000.

As noted above, MGE adjusted unbilled revenues in the third quarter of 2001, reducing revenues by approximately $4.5 million. The adjustment was made after reviewing MGE's assumptions regarding electricity lost in the process of transmission and distribution, or line loss. Prior to the adjustment, MGE estimated line loss based on a computer-modeled study performed in 1985. At times, the study has been reviewed for reasonableness and adjustments made, as needed. An analysis of various operating and financial statistics in the third quarter of 2001 (including the unbilled-to-billed sales ratio) indicated the estimate for unbilled revenues needed adjusting. MGE's adjustment aligned the unbilled-to-billed ratio with the 40% to 50% range it would normally expect.

MGE changed its method for incorporating unbilled consumption from prior periods into the calculation of amounts available for sale to customers during the current period. The revised calculation determines unbilled quantities available for sale in the current month based on the current month and the trailing two months. MGE previously brought forward the unbilled quantity from prior months, which had the effect of cumulating any underestimated line loss amounts. The three months is based on an assumption (which MGE believes is reasonable) that all electricity consumed by all classes of customers is billed within three months. MGE also determined the ratio of unbilled-to-billed sales had a sufficient relationship to include that statistic in validating results of its estimation methodology. This is in addition to the ratio between unbilled sales and accounts receivable that was previously used. See Footnote 1.b. for more information regarding the unbilled revenue estimation methodology.

MGE - Gas Sales and Revenues

In 2002, retail gas deliveries increased 10.2% due to:

- Colder weather during most of the 2002 heating season. Total heating degree days were up 3.7% (see table).

- A larger customer base in southwestern Wisconsin. On December 28, 2001, MGE purchased the Prairie du Chien-area natural gas system from We Energies for $3.9 million. MGE gained approximately 3,600 residential and commercial customers in the Prairie du Chien area.

Transport deliveries increased 17.0% in 2002 as alternative fuel customers used more natural gas during the first half of the year. In 2001, transport sales declined as customers turned to other fuels when the price of natural gas hit record-high levels.

Despite growth in gas deliveries, retail gas revenues were down $8.4 million or 6.5% in 2002 due to lower gas costs. The average rate for residential customers was $0.78 per therm in 2002 compared to $0.91 per therm in 2001.

The following table shows total gas deliveries by customer class.

Therms delivered (In thousands)	2002	2001	% Change
Residential	91,470	82,637	10.7
Commercial and industrial	78,010	71,169	9.6
Total retail system	169,480	153,806	10.2
Transport	55,614	47,524	17.0
Total gas deliveries	225,094	201,330	11.8

Heating degree days (normal 7,247)	6,957	6,706	3.7

Heating degree days measure the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating.

During 2001, retail gas deliveries were down 8.8%. Warmer weather in November and December resulted in lower gas use per customer. The average temperature for November and December 2001 was 38.5 degrees Fahrenheit, 65% warmer than the same period in 2000. Transport deliveries were up 5.2% primarily because customers who have the ability to switch fuels bought more gas to generate electricity or produce steam.

In 2001, gas revenues increased $9.6 million or 7.9%. Revenues were up due to significantly higher gas costs during the first half of the year and a 2.7% rate increase effective January 1, 2001 (see Footnote 7).

MGE - Electric Fuel and Purchased Power

In 2002, fuel used for electric generation decreased $2.1 million or 5.2%.

- Fuel costs for MGE's electric generating units--excluding Columbia and Kewaunee--were down $1.5 million or 7.3%. MGE relied less on certain generating units because higher fuel costs made it generally cheaper to buy electricity than operate those units.

- Fuel costs for the Columbia units increased $1.7 million or 9.5% due to higher coal costs.

- Nuclear fuel expense decreased $2.3 million or 89.5% since MGE sold its ownership interest in Kewaunee in 2001.

In 2002, purchased power expense increased $26.3 million or 143.6%. MGE purchased electric capacity and energy to replace the energy generation lost from selling its ownership interest in Kewaunee and to meet expected load growth. In June 2001, MGE exercised an option to buy 90 MWs of electric capacity and energy at a fixed price from WPSC from September 24, 2001, through September 23, 2003.

Increased purchased power costs in 2002 reduced MGE's electric margin (revenues less fuel and purchased power) by $2.4 million or 1.7%.

In 2001, fuel for electric generation increased $4.0 million or 10.9%. Fuel costs for MGE's electric generating units were up primarily due to the increased use of base-load power plants at a marginally higher fuel cost (especially in the second quarter) and the higher cost of natural gas used to generate electricity during the first half of the year. MGE customers set a record for peak demand (714 MWs) on August 7, 2001.

During 2001, purchased power decreased $0.7 million or 3.4%. This decrease is attributed to the following:

- In the first three quarters of 2001, MGE did not need to buy additional capacity from outside sources because its base-load units operated at full capacity. In the second quarter of 2000, MGE purchased more expensive open-market replacement power during a six-week scheduled refueling and maintenance outage at Kewaunee.

- MGE purchased only 15 MWs from Commonwealth Edison in 2001 compared to 30 MWs in 2000.

The purchased power decreases described above were partially offset by the following:

- MGE executed its option to purchase 90 MWs of electric capacity and energy at a fixed price from WPSC from September 24, 2001, through September 23, 2003. This option was part of the Kewaunee sale agreement between WPSC and MGE (see Footnote 10).

Electric margin (revenues less fuel and purchased power) decreased $3.3 million or 2.2%, in 2001 reflecting constant revenues and the higher fuel costs as previously described.

MGE - Natural Gas Purchased

In 2002, natural gas purchased was down $12.6 million or 14.7%, primarily due to lower wellhead prices, on average. Natural gas prices (cost per therm) decreased more than 22.0% in 2002. A purchased gas adjustment clause (PGA) allows MGE to pass along to customers the cost of gas, subject to certain limited incentives. The PGA is authorized by the PSCW.

MGE gas margin (revenues less gas purchased) increased $4.2 million or 9.4% in 2002. Customer growth increased deliveries and a 0.6% rate increase effective January 1, 2002, contributed to the rise in gas margins (see Footnote 7).

In 2001, natural gas purchased increased $8.6 million or 11.0%, despite retail deliveries declining 8.8%. Even though customer use was down due to the warmer-than-normal winter weather, the average cost per therm of natural gas was up 21.8% over 2000. Gas margins increased $1.0 million or 2.4% primarily due to a 2.7% rate increase effective January 1, 2001.

MGE - Other Operations and Maintenance

Electric

In 2002, electric operating expense decreased $0.8 million or 1.4%. The following changes contributed to lower electric operating expenses for the year.

- MGE sold its 17.8% ownership interest in Kewaunee to WPSC. As a result, operating expenses declined $5.3 million.

- Miscellaneous steam power expense decreased $1.1 million or 41.9%. MGE recovered through rates some carrying costs for actions taken at Columbia to reduce NOx emissions.

- Employee health and pension expenses increased $2.6 million or 61.8%, due to dramatically rising health care costs and lower investment returns on plan assets.

- Outside service expenses increased $1.2 million primarily due to forming the holding company and participating in Power the Future.

- Miscellaneous steam power expenses for Columbia increased $0.7 million or 27.8% as a result of increased administrative and general overheads ($0.4 million) and employee pensions and benefits ($0.3 million).

- Transmission wheeling costs rose $0.6 million or 5.7% due to relying on more purchased power.

- Miscellaneous electric operating expenses increased $0.5 million.

In 2001, electric operating expense increased $6.1 million or 11.7%. The following changes contributed to higher electric operating expense for the year.

- Increased transmission costs ($6.6 million). MGE started paying ATC a wheeling charge on January 1, 2001. The wheeling charge is offset by equity earnings for MGE's ownership interest in ATC. These equity earnings were recorded in other income.

- NOx accrual ($0.9 million). The PSCW authorized utilities to defer all project costs for complying with the federal US Environmental Protection Agency's (EPA) new requirements on NOx emissions. In its rate case (Docket 3270-UR-110), the PSCW allowed MGE to establish an escrow mechanism for these costs due to uncertainties regarding the amount and timing of NOx emissions remediation expenditures. The annual recovery allowed in rates is $1.6 million, of which $0.7 million is recorded in depreciation expense and $0.9 million in operating expense.

- Increased miscellaneous distribution expenses ($1.0 million).

Increases in electric operating expenses were offset somewhat by:

- Lower Kewaunee operating expenses ($2.2 million) due to three fewer months of expense after MGE sold its ownership interest in the plant (see Footnote 10) and lower overhead for administrative and general.

- The PSCW decreasing MGE's energy conservation escrow amount ($0.8 million).

Gas

In 2002, gas operating expense increased $1.8 million or 8.3%. The following changes contributed to higher gas operating expenses for the year.

- Employee health and pension expenses increased $1.4 million or 64.0% due to dramatically rising health care costs and lower investment returns on plan assets.

- Other expenses increased $1.4 million due to increased administrative and general expenses ($0.4 million), increased injuries and damages ($0.3 million), and other miscellaneous expenses ($0.7 million).

- Outside service expenses increased $0.3 million or 44.4% primarily due to forming the holding company.

- Uncollectible account expenses were down $1.3 million or 75.8%. More customers paid their bills in 2002 as warmer-than-normal weather and lower-priced natural gas in the first quarter significantly reduced utility bills.

In 2001, gas operating expense increased $1.7 million or 8.2%. Uncollectible customer account balances were up due to significantly higher natural gas costs during the first half of the year ($1.0 million) and increased administrative and billing expenses ($0.7 million).

Maintenance Expense

In 2002, electric maintenance expense was down $2.5 million or 20.2%. It is the net result of the following two factors:

- Maintenance expenses declined ($3.1 million) since MGE sold its 17.8% ownership interest in Kewaunee to WPSC.

- Maintenance expenses at Columbia increased as a result of a scheduled seven-week outage during April and May 2002 ($0.6 million).

In 2001, electric maintenance expense was down $4.5 million or 26.5% primarily due to:

- Three fewer months of expense at Kewaunee after MGE sold its ownership interest in the plant (see Footnote 10) combined with lower maintenance expense compared to 2000 ($1.8. million).

- Lower maintenance expense at Columbia ($1.2 million).

Depreciation

In 2002, depreciation expense decreased $6.3 million or 17.7%.

- Electric depreciation decreased $6.7 million. The decrease is attributed to reduced decommissioning expense ($4.0 million), the sale of Kewaunee assets ($3.4 million, see Footnote 10), and offset by increased depreciation expense for the addition of electric assets ($0.7 million).

- Gas depreciation expense increased because MGE added plant assets ($0.4 million).

In 2001, depreciation expense increased $0.6 million or 1.6%.

- Electric depreciation expense increased $0.7 million. The change in depreciation expense is attributed to increased earnings on the decommissioning trust fund ($0.6 million), a NOx accrual ($0.7 million), the addition of electric assets ($1.4 million), and somewhat offset by reduced transmission depreciation ($1.8 million, see Footnote 9) and the transfer of assets related to the Kewaunee sale ($0.5 million).

- There were no significant changes to gas depreciation in 2001.

Other General Taxes

Other general taxes, consisting mainly of the Wisconsin license fee tax and payroll taxes, were consistent between 2002 and 2001.

Income Taxes

The 2002 effective income tax rate increased to 39.1% from 36.8% for 2001 and 36.5% for 2000 due to a combination of reasons.

The increase in tax rate is partly attributable to lower amounts of amortized tax benefits from excess deferred income taxes and deferred investment tax credit. These lower amortized tax benefits are the result of MGE's investment in ATC and the sale of its interest in Kewaunee, both 2001 transactions. In 2002 compared to 2001, amortized excess deferred income taxes and amortized investment tax credits have decreased by a total of $0.4 million.

In 2002, MGE recorded a net deferred tax expense of $0.4 million to fully accrue its deferred tax liability for utility property. MGE is evaluating its ability to recover these taxes in rates.

On August 12, 2002, MGE Energy became the holding company for MGE and other subsidiaries. Certain one-time intercompany transactions for state tax purposes and costs of capital associated with forming MGE Energy have resulted in permanent differences between financial and income tax reporting and have increased the state tax component of the effective income tax rate.

Other Nonoperating Items

In 2002, other income decreased $6.3 million or 72.8%. The decrease in other income is attributed to the following:

- MGE transferred its Qualified Decommissioning Fund ($65.0 million, fair market value) and Nonqualified Decommissioning Fund ($28.1 million, fair market value) to WPSC with the sale of its 17.8% ownership interest in Kewaunee (Footnote 10). There was no impact on earnings. The lower decommissioning earnings on trust assets were offset by an equal decrease in accumulated depreciation expense. The related decrease in other income was $4.0 million.

- An increase in charitable contributions reduced other income by $1.6 million.

- During 2002, MGE did not benefit from a gain on a weather hedge. In 2001, MGE received a $0.8 million pretax gain from weather hedge instruments. The net effect was a $0.8 million decrease in other income in 2002.

In 2001, other income increased $6.7 million primarily due to:

- $3.3 million equity earnings in ATC (see Footnote 9).
- A $0.8 million gain from weather hedge instruments.
- A $0.6 million increase in earnings on the decommissioning funds.
- A $1.6 million reduction in charitable contributions.

In 2000, other income decreased $3.1 million. MGE donated $1.3 million to the MGE Innovation Center and the MGE Foundation. These donations provide substantial benefits to the community and MGE's service territory. Other income was also down because there was a gain from MGE's gas marketing subsidiaries in 1999 and not in 2000. Earnings on the decommissioning fund were up $0.4 million in 2000.

Interest Expense

In 2002, interest expense decreased $1.2 million or 9.0%. Lower rates on MGE's $20.0 million variable rate debt (which matured on May 3, 2002) reduced interest expense by $0.7 million. Lower short-term debt levels in the first quarter, coupled with significantly lower interest rates, reduced other interest expense by $0.5 million.

In 2001, total interest decreased $0.5 million or 3.6%. Lower short-term debt, due to proceeds received from ATC and the sale of Kewaunee, caused the decline in other interest expense of $0.6 million. In addition, MGE redeemed $6.1 million of its 6-1/2%, 2006 Series, Pollution Control Revenue Bonds, at par on November 1, 2001.

In 2000, total interest increased $2.1 million or 17.3%. Compared to 1999, MGE had higher levels of short-term debt and interest on $35.0 million in new long-term debt ($20.0 million issued on May 4, 2000, and $15.0 million issued on September 20, 2000).

MGE - Electric and Gas Operations Outlook

MGE anticipates electric and gas sales will grow at a compounded rate of 1.0% to 2.0% through 2007. Peak demand will grow an estimated 3.0% each year through 2007.

MGE expects to maintain a competitive advantage because of its:

- Service territory, which has one of the strongest economies in the nation. It is distinguished by consistent growth; high employment and wages; and a diversified base of business, industry, government, and education.

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

The PSCW has focused on improving the infrastructure needed in Wisconsin to ensure reliable service for consumers. MGE invests in new facilities to meet its customers' needs. It also advocates statewide solutions that will keep pace with the growing demand for energy.

Nonutility Energy Outlook

MGE Energy's primary focus is its core utility customers. The holding company structure will facilitate competitive new electric generation projects. It will also allow financial returns from these projects to be retained for the benefit of MGE's system and MGE Energy's shareholders.

MGE Energy's nonutility energy operations will be conducted through its subsidiaries, MGE Construct, LLC, and MGE Power, LLC. Both were formed in 2002 to construct and own new generating capacity. It is expected that, subject to PSCW approval in each instance, MGE Power will lease-back new generating facilities to MGE under regulated, long-term lease agreements.

Power the Future Generation

On February 23, 2001, MGE secured an option to own a portion of the advanced technology, coal-fired, base-load generation proposed in We Energies' Power the Future plan. The plan includes three new 600-MW coal-fired plants, which would be located in Wisconsin. The plan is subject to pending regulatory proceedings. We Energies filed its Certificate of Public Convenience and Necessity (CPCN) proposal with the PSCW in early 2002. A PSCW decision is expected on the plan in 2003.

Pursuant to an amended agreement reached on January 31, 2003, MGE has the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants, up to a total of 150 MWs for all three plants. If these options are fully exercised, that exercise would require an estimated $150 million to $175 million investment over ten years.

West Campus Cogeneration Facility (WCCF)

MGE Energy, through MGE Power and MGE Construct, has assumed responsibility from MGE for the construction and ownership of a proposed natural gas-fired cogeneration facility to be built on the Madison campus of the UW. As planned, the facility would have 20,000 tons of chilled water capacity, 500,000 pounds per hour of steam capacity, and approximately 150 MWs of electricity capacity. The facility would be jointly-owned by the State of Wisconsin, the UW, and MGE Power and would be leased and operated by MGE. The State and the UW would own a controlling interest in the chilled water and steam plants, which would be used to meet the growing UW need for air-conditioning and steam heat capacity. MGE Power would own a controlling interest in the electric generation plant, which would be used to provide electricity to MGE's customers. MGE Construct would be responsible for the construction of the facility.

The ownership, construction, and operation of the facility requires various state approvals as well as the completion of definitive agreements, including a construction agreement. As part of this process, the State is reviewing its alternatives before entering final agreements. Depending on the approval process, construction could start in 2003, with the facility coming on-line in 2005. MGE also requires PSCW approval in order to lease and operate the facility. On October 21, 2002, the PSCW deemed MGE's CPCN application complete. A PSCW decision is expected on MGE's participation in the facility during 2003.

The facility is expected to cost approximately $180 million. On November 29, 2002, the State paid $11.9 million to MGE for its share of those costs under a September 2002 Pre-Certification Cost Sharing Agreement between MGE and the State. On December 31, 2002, MGE Power reimbursed MGE for the remainder of those costs as a part of MGE Power's assumption of the project. As of December 31, 2002, MGE Power had incurred $18.9 million of costs on the project, which is reflected as construction work in progress on MGE Energy's consolidated balance sheets. These costs largely represent amounts paid under long-lead time equipment contracts in order to meet project schedules, although, as noted, several approvals remain outstanding. A failure to obtain these approvals could terminate the project and could result in the write-off of these costs to the extent that the associated equipment and efforts cannot be put to alternative uses.

Liquidity And Capital Resources

Cash Flows

The following summarizes MGE Energy's cash flows during 2002, 2001, and 2000:

Thousands of dollars	2002	2001	2000
Cash provided by/(Used for):
Operating activities	$56,729	$74,684	$47,774
Investing activities	(86,377)	(24,533)	(84,841)
Financing activities	30,225	(52,037)	39,426

Cash Provided by Operating Activities for MGE Energy

In 2002, cash provided by operating activities decreased $18.0 million or 24.0%. Working capital (current assets less current liabilities) decreased $0.8 million primarily due to an increase in customer payables. MGE deposited $5.0 million in an escrow account and granted ATC a security interest in the collateral. ATC will provide system upgrades for MGE in conjunction with the WCCF proposed on the UW-Madison campus. The collateral account complies with the Interconnection Agreement between ATC and MGE dated November 22, 2002.

Depreciation and other amortization expenses decreased $8.3 million, mainly because MGE sold its ownership interest in Kewaunee. Deferred income taxes for 2002 decreased $8.0 million compared to 2001. The significantly larger deferred tax expense in 2001 was attributable to the sale of Kewaunee, which resulted in reversal of temporary differences associated with the plant and decommissioning funds.

In 2001, cash provided by operating activities increased $26.9 million or 56.3%. Decreases in customer receivables ($13.1 million) and unbilled revenues ($11.4 million) were offset by higher stored gas inventories of $6.8 million and a $4.4 million reduction in accounts payable. Deferred income taxes increased in 2001 due to the sale of Kewaunee.

Capital Requirements and Investing Activities for MGE Energy

In 2002, cash used for investing activities increased $61.8 million. Utility plant additions were up $17.5 million due to installing an automated meter reading (AMR) system, installing NOx emissions equipment at Columbia, and upgrading MGE substations to improve reliability. Capital expenditures related to the WCCF totaled $18.9 million. In 2001, MGE received a $15.0 million capital distribution from ATC and $15.4 million for selling its interest in Kewaunee.

In 2001, MGE's cash used for investing activities was down $60.3 million or 71.1% mainly because of a significant decrease in plant additions. In 2000, MGE paid $31.6 million for an 83-MW gas-fired combustion turbine. MGE also received a capital distribution of $15.0 million from ATC for debt repayment and a cash payment of $15.4 million from the sale of Kewaunee (see Footnote 10).

MGE Energy's and MGE's liquidity are primarily affected by their construction requirements. Capital expenditures in 2002 totaled $78.3 million, which included $18.9 million of capital commitments for the WCCF. MGE's capital requirements were higher in 2002 due to installing an AMR system ($17.6 million), upgrading MGE substations to improve reliability ($4.7 million), and installing NOx emissions equipment at Columbia ($2.4 million). MGE anticipates 2003 capital expenditures will be $51.6 million and include substation improvements ($5.1 million), AMR project costs ($3.4 million), and upgrading its Energy Management System ($1.8 million).

Capital expenditures for 2003 through 2007 will average an estimated $46 million per year (excluding the WCCF and MGE's option to purchase a portion of Power the Future coal plants). The following table shows MGE's estimated expenditures for 2003, actual for 2002, and the three-year average for 1999 to 2001.

Capital expenditures (including nuclear fuel)
(In thousands) For the years ended December 31	2003 (Estimated)		2002 (Actual)		Three-Year Average (1999 to 2001)
Electric:
Production	$ 8,368	16.2%	$10,642	17.9%	$28,511	51.4%
Transmission	-	-	-	-	2,212	4.0%
Distribution and general	25,106	48.7%	21,766	36.6%	13,971	25.2%
Nuclear fuel	-	-	-	-	2,090	3.8%
Total electric	33,474	64.9%	32,408	54.5%	46,784	84.4%
Gas	8,425	16.3%	7,334	12.4%	7,101	12.8%
Common	9,701	18.8%	19,688	33.1%	1,636	2.8%
Total	$51,600	100.0%	$59,430	100.0%	$55,521	100.0%

In 2002, MGE used internally generated funds and short-term debt to satisfy most of its capital requirements. For the larger capital investments, MGE issues additional long-term debt and common stock. MGE Energy used existing lines of credit to satisfy capital commitments related to the WCCF.

Financing Activities and Capitalization Matters for MGE Energy

In 2002, cash provided by financing activities was $30.2 million. Short-term debt increased $24.8 million. Two long-term debt issues occurred in the fourth quarter of 2002. A $20.0 million issue replaced the $20.0 million in debt that matured in May, which was rolled into short-term debt at that time. Another $15.0 million issue financed capital expenditures for the AMR project, which had been financed with short-term debt.

MGE Energy's capitalization ratios were as follows:

Capital structure ratios	2002	2001
Common shareholders' equity*	51.1%	53.7%
Long-term debt*	41.5%	43.9%
Short-term debt	7.4%	2.4%
*Does not include accumulated other comprehensive loss; includes current maturities.

In 2001, cash used for financing activities was $52.0 million as MGE reduced its short-term debt by $34.5 million. MGE reduced short-term debt and redeemed $6.1 million in long-term debt by using the cash distribution from ATC and cash received from the sale of its interest in Kewaunee. MGE raised $10.9 million by issuing common stock for its Dividend Reinvestment and Direct Stock Purchase Plan (the Plan). MGE issues new shares of common stock for the Plan to improve cash flow and capitalization ratios.

MGE's First Mortgage Bonds are currently rated Aa2 by Moody's Investors Service, Inc. (Moody's) and AA by Standard & Poor's Corp. (S&P). MGE's medium-term notes are rated Aa3 by Moody's and AA- by S&P. MGE's dealer-issued commercial paper carries the highest ratings assigned by Moody's and S&P. MGE Energy is not yet rated because it has not issued any debt securities.

MGE's access to the capital markets, including the commercial paper market, and its financing costs in those markets are dependent on its securities' ratings. None of MGE's borrowing is subject to default or prepayment due to downgrading of securities' ratings.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy and MGE's contractual obligations as of December 31, 2002, representing cash obligations that are considered to be firm commitments, are as follows:

In thousands		Payment due within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Long-term debt	$193,500	$ -	$20,000	$15,000	$158,500
Short-term debt	34,298	34,298	-	-	-
Operating leases	9,516	1,592	1,678	1,054	5,192
Purchase obligations	203,925	33,900	46,900	40,600	82,525
Other long-term obligations	1,140	285	570	285	-
Total contractual obligations	$442,379	$70,075	$69,148	$56,939	$246,217

For additional information about:

- Long-term debt consisting of secured First Mortgage Bonds and unsecured medium-term notes, see Footnote 6.c. of the Notes to Consolidated Financial Statements.

- Short-term debt consisting of commercial paper issued by MGE, which is supported by unused lines of credit from banks and bank loans to MGE Energy, see Footnote 6.d. of the Notes to Consolidated Financial Statements.

- Operating leases, see Footnote 8 of the Notes to Consolidated Financial Statements.

- Purchase obligations consisting of obligations to purchase electricity and to purchase and transport natural gas, see Footnote 8 of the Notes to Consolidated Financial Statements.

- Other long-term obligations, see Footnotes 1.c. and 10 of the Notes to Consolidated Financial Statements.

MGE Energy and MGE's commercial commitments as of December 31, 2002, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

In thousands		Expiration within:			Due after
	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE - Available lines of credit (a)	$40,000	$40,000	$ -	$ -	$ -
MGE - Bank letter of credit (b)	5,000	5,000	-	-	-
MGE Energy - Available lines of credit (c)	45,000	45,000	-	-	-
MGE - Guarantees (d)	6,775	1,138	1,738	1,512	2,387

(a) Lines of credit consisting of a 364-day credit facility to support commercial paper issuances. At December 31, 2002, there were no borrowings against the credit facility. Additionally, at December 31, 2002, there was $13.5 million of commercial paper outstanding.

(b) MGE has a letter of credit with a commercial bank established as collateral for equipment purchases that ATC will make to provide necessary system upgrades for the WCCF.

(c) MGE Energy has established two temporary lines of credit, one for temporary financing of the capital commitments for the WCCF ($40.0 million) and one for general corporate purposes ($5.0 million). Both lines expire in the first half of 2003. Additionally, at December 31, 2002, MGE Energy had $20.8 million in bank loans outstanding.

(d) MGE has guaranteed repayment of certain receivables it has sold to a financial institution under a Chattel Paper Agreement (see Footnote 8 of the Notes to Consolidated Financial Statements).

Other Factors

Due to the performance of the United States debt and equity markets, the value of assets held in trusts to satisfy the obligations of pension and postretirement benefit plans has decreased. These factors may also result in additional future funding requirements of the pension and postretirement benefit plans.

Business And Regulatory Environment

Electric Transmission - ATC

On January 1, 2001, MGE transferred substantially all of its electric transmission facilities to ATC in exchange for approximately a 6.0% interest in this joint venture. ATC is comprised of Wisconsin investor-owned utilities and some Wisconsin municipal utilities, cooperatives, and power supply agencies.

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million or 2.0% for MGE to recover deferred costs associated with ATC's formation and ongoing incremental transmission costs during 2001 and 2002. The surcharge will be in effect for a 12-month period ending October 23, 2003.

On November 21, 2002, MGE and ATC entered into a Generation-Transmission Interconnection Agreement related to transmission system upgrades due to the WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. In accordance with the agreement, MGE had to provide ATC with a form of security, such as a Letter of Credit or a collateral account, in the amount of $5.0 million. MGE set up a collateral (escrow) account to satisfy the security interest to ATC until MGE was able to secure a Letter of Credit from a commercial bank, which it received on December 30, 2002. The collateral account was terminated on January 2, 2003. MGE will make an estimated $10 million capital payment for transmission equipment and work done by ATC throughout 2003 related to the WCCF. MGE expects to be reimbursed by ATC for its capital outlay once the project is completed.

Kewaunee

Effective September 23, 2001, MGE sold to WPSC its 17.8% ownership interest in Kewaunee. In exchange for a cash payment of $15.4 million, MGE transferred its net book value of utility plant ($8.2 million), net nuclear fuel ($7.9 million), inventories ($1.5 million), and other assets ($0.1 million). These assets were offset by $2.3 million owed to WPSC. On the closing date, MGE also transferred its Qualified Decommissioning Fund ($65.0 million fair market value) and Nonqualified Decommissioning Fund ($28.1 million fair market value), which decreased accumulated depreciation by an equal amount. This transaction occurred in accordance with an agreement between MGE and WPSC dated September 29, 1998. That agreement required certain continuing obligations of MGE and WPSC after the closing date, as described below.

MGE made monthly contributions to the MGE Nonqualified Decommissioning Fund from September 23, 2001, in the amount of approximately $0.7 million (the level authorized by the PSCW) through December 31, 2002. These costs were recovered from customers in rates. MGE's decommissioning liability is limited to the fund balances at the closing date plus all decommissioning collections through 2002. MGE's Nonqualified Decommissioning Fund is shown on the balance sheet in the Utility Plant section. As of December 31, 2002, this fund totaled $8.8 million (pretax fair market value) and was offset by an equal amount recorded in accumulated provision for depreciation. The securities and uninvested cash balances in the fund, net of trust investment expenses and taxes on investment income, were transferred to the WPSC Nonqualified Decommissioning Fund on January 3, 2003.

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

A surcharge imposed by the National Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of US Department of Energy facilities that process nuclear fuel. As a result, the Kewaunee co-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. On an inflation-adjusted basis, MGE's portion of the obligation related to Kewaunee is approximately $1.1 million at December 31, 2002. MGE is required to continue paying its portion of this annual assessment.

In accordance with the sale agreement, MGE exercised its option in June 2001 to buy electric capacity and energy at a fixed price from WPSC. MGE purchased 90 MWs of electric capacity and energy from September 24, 2001, through December 31, 2002, and will continue to do so through September 23, 2003, to help meet customers' electric needs.

Formation of Holding Company

On August 12, 2002, MGE Energy became the holding company for MGE following a share exchange. Each share of MGE common stock was exchanged for one share of MGE Energy common stock. MGE Energy's consolidated financial statements reflect this transaction for all periods presented. MGE Energy's operations are based primarily on the operations of MGE. Consequently, MGE constitutes a majority of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future.

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

Restructuring the electric industry could affect MGE's ability to continue establishing certain regulatory asset and liability amounts allowed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. MGE is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. However, the PSCW has recognized the need to allow recovery for commitments made under prior regulation.

Gas Cost Incentives

Under MGE's gas cost incentives, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million will be passed on to gas sales service customers. The PSCW allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. In 2002, MGE shareholders benefited $0.5 million (after tax) from capacity release revenues and commodity savings under the gas cost incentives.

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

Revenues

Revenues from the sale of electricity and gas to customers are generally recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters. Due to the large volume of those meters, it is impractical to read all of them at month end and, thus, those meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas that has been delivered to customers but has not been captured by the meter readings. As a result, management must estimate revenue related to electricity and gas delivered to customers between their meter read dates and the end of the period. These estimates include:

- The amount of electricity expected to be lost in the process of its transmission and distribution to customers (line loss) and, therefore, the amount of electricity actually delivered to customers.

- The mix of sales between customer rate classes, which is based upon historical utilization assumptions.

MGE believes that the ratio of unbilled-to-billed electric sales should typically fall in a 40% to 50% range on a monthly basis. A ratio outside that range would indicate a need for further review and analysis. It should be noted that a small change in line loss could have a significant impact on estimated electric unbilled revenues.

Pension Plans

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE's pensions are funded through an outside trust. The recent declines in the stock market have resulted in equally consistent declines in the investments in the trusts. The years 2000 through 2002 have been the worst three-year period of pension plan financing ever, which produced the lowest returns since 1929 through 1932. Due to the loss in asset value, MGE is required to record an additional minimum pension liability and corresponding charge to equity at the end of the year.

In addition to the market returns, various other assumptions also affect the investment returns and pension costs.

- Assumed Return on Assets. An assumption as to the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. For the year 2002, MGE used a 9.5% assumed return on assets. This rate was set at the end of 2001. One of the approaches MGE used in determining its assumed return assets is based on historical returns. As of December 31, 2001, the ten-year historical return was 11.9%. For 2003, MGE has reduced the assumed return on assets to 9.0%.

- Discount Rate. The discount rate for SFAS 87 pension cost purposes is a rate at which pension obligations could be effectively settled. MGE bases its rate on high-grade bond yields with a 25 basis point adder. This adder is based on the relatively long duration of pension plan liabilities, benefit payments that are in the form of an annuity, and the rate used has historically been at the top of the range. Moody's Aa Corporate Bond Yield was 6.52% on December 31, 2002. This approach generated a 6.75% discount rate (i.e., 6.52% + 0.25%).

- Medical Trend Assumptions. The health care cost trend rate is the assumed rate of increase in per capita health care charges. For 2002, the health trend was reset to 10% with the ultimate trend of 5% reached in 2007. In 2003, the health trend was again reset to 14% with the ultimate trend of 5% reached in 2012.

Accounting for Derivative Instruments

MGE accounts for derivative financial instruments under SFAS No. 133, Accounting for Derivatives and Hedging Activities. Under the provisions of SFAS No. 133, all derivatives are recognized on the balance sheet at their fair value. Fair value is determined using current quoted market prices. If a contract is designated as a cash flow hedge, the change in its market value is generally deferred as a component of other comprehensive income until the transaction it is hedging is completed. Conversely, the change in the market value of a derivative not designated as a cash flow hedge is recorded in current period earnings. A cash flow hedge is a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. To qualify as a cash flow hedge, the fair value changes in the derivative must be expected to offset 80% to 120% of the changes in fair value or cash flows of the hedged item.

In the third quarter of 2002, MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting as required by SFAS No. 133 on contracts related to MGE's regulated operations.

Regulatory Assets/Liabilities

Regulatory assets represent costs that have been deferred to future periods when it is probable or certain that the regulator will allow future recovery of those costs through rates. MGE bases its assessment of recovery by precedents established by the regulatory body. Regulatory liabilities represent previous collections from customers to fund future expected costs or amounts received in rates that are expected to be refunded to customers in future periods. These costs typically include the recovery of stranded costs due to deregulation, deferral of energy costs, the normalization of income taxes, and the deferral of losses incurred on debt retirements. The accounting for these regulatory assets and liabilities is in accordance with the provisions of SFAS No. 71.

MGE continually assesses whether the regulatory assets continue to meet the criteria for probability of future recovery. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. If future recovery of costs becomes no longer probable, the assets and liabilities would be recognized as current period revenue or expense.

Amortization of regulatory assets is provided over the recovery period as allowed in the related regulatory agreement. It is also included in depreciation and amortization expense. The most significant regulatory assets recorded by MGE include demand-side management programs, decommissioning and decontaminating enrichment facilities, environmental costs, deferred charges related to the setup of ATC, deferred charges on the interest expense of its 2027A Series First Mortgage Bonds, deferred charges related to the effects of mark-to-market accounting as required by SFAS No. 133, and deferred charges related to tax recovery on AFUDC equity (see Footnote 1.f.).

New Accounting Pronouncements

SFAS Nos. 141 and 142

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, that supersede Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and APB Opinion No. 17, Intangible Assets. The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and, with acquisitions completed after June 30, 2001, for all business combinations accounted for by the purchase method for which the date of acquisition is completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and 142 had no impact on the consolidated financial statements.

SFAS No. 143

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

MGE adopted SFAS No. 143 on January 1, 2003. MGE completed an assessment of the specific applicability and implications of SFAS No. 143. MGE found that SFAS No. 143 has specific applicability to various electric generating and substation facilities located on leased property, as well as various electric and gas distribution facilities installed on easements or permits. The asset retirement obligation associated with electric generating and substation facilities is approximately $1 million. The asset retirement obligations associated with the electric and gas distribution facilities cannot be reasonably estimated due to an indeterminate life of the associated assets.

MGE believes that the adoption of SFAS No. 143 results primarily in timing differences in the recognition of the legal asset retirement obligations and the asset retirement costs which MGE is currently recovering in rates and will be deferring such differences under SFAS No. 71. Early in 2003, MGE received assurance from the PSCW that the adoption of SFAS No. 143 would not result in a change to the current ratemaking process at this time.

SFAS No. 144

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement had no material impact on the consolidated financial statements.

SFAS No. 145

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 is effective for transactions occurring after May 15, 2002. This statement does not have a material impact on the consolidated financial statements.

SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for transactions initiated after December 31, 2002. This statement does not have a material impact on the consolidated financial statements.

SFAS No. 148

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MGE Energy has no stock options as of December 31, 2002, and therefore SFAS No. 148 will have no impact.

EITF Issue 02-3

EITF Issue 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), issued by the FASB EITF in June 2002, requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. This EITF has no current impact on the consolidated financial statements.

FIN 45

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation. The initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements of the interpretation are effective for this Form 10-K and included in Footnote 8.

FIN 46

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, that addresses conditions when an entity should be consolidated based upon variable interests rather than voting interests. Variable interests are ownership interests or contractual relationships that enable the holder to share in the financial risks and rewards resulting from the activities of a Variable Interest Entity (VIE). A VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

In order to apply FIN 46, MGE must evaluate every entity with which it is involved through variable interests to determine whether the entity is a VIE and, if it is, whether or not MGE is the primary beneficiary of the entity. The primary beneficiary of a VIE is the entity that receives the majority of the entity's expected losses, residual returns, or both. As a result, FIN 46 could result in consolidation of an entity that MGE is associated with other than by (and even in the absence of) a voting ownership interest. FIN 46 is not believed to have a material impact on the consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risks

MGE is potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments.

Interest Rate Risk

MGE issues commercial paper at varying interest rates for its short-term borrowings (see Footnote 6.d.). MGE also has $15.0 million in variable rate long-term debt outstanding as of December 31, 2002. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE has a swap agreement with a commercial bank at a notional amount of $5.0 million, backed by MGE's commercial paper. MGE pays a fixed rate of 6.91% on the swap, which was used to replace a portion of MGE's 7.70%, 2028 Series, First Mortgage Bonds. MGE manages its interest rate risk by limiting its variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. MGE records the changes in the fair market value of its commercial paper swap agreement currently in the income statement as required by SFAS No. 133 each period, which is then offset by a corresponding regulatory asset or liability in accordance with the PSCW.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments (see Footnote 5). MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules, established by the PSCW, which further mitigate commodity risk. Under fuel rules, if electric fuel costs exceed or fall below a 3.0% bandwidth set by the PSCW, MGE can apply for a fuel surcharge or may have a fuel credit to its customers. Under the PGA authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives.

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

Weather Risk

MGE's sales forecasts are set by the PSCW based upon estimated temperatures, which approximate 20-year averages. MGE's electric revenues are sensitive to the summer cooling season, and to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less gas purchased) are collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE uses weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margins.

A summary of actual weather information in the utility segment's service territory during 2002, 2001, and 2000, as measured by degree days, may be found above in Results of Operations.

Regulatory Recovery Risk

The electric operations of MGE burn natural gas in several of its peak power plants or as a supplemental fuel at several coal-fired plants--and in many cases the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. MGE assumes the risks and benefits of variances that are within a 3.0% bandwidth. For 2002 and 2001, fuel and purchased power costs included in MGE's base fuel rates were $85.1 million and $60.1 million, respectively. In 2002, the base fuel rates included a fuel credit in the amount of $1.2 million.

Equity Price Risks

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW.

Credit Risks

Credit risk is the loss that may result from counterparty nonperformance. MGE is exposed to credit risk primarily through its merchant energy business. MGE uses credit policies to manage its credit risk, which includes utilizing an established credit approval process, monitoring counterparty limits, employing credit mitigation measures such as collateral or prepayment arrangements, and using netting agreements.

Due to the possibility of extreme volatility in the prices of energy commodities and derivatives, the market value of contractual positions with individual counterparties could exceed established credit limits or collateral provided by those counterparties. If such a counterparty were then to fail to perform its obligations under its contract (for example, fail to deliver the electricity MGE originally contracted for), MGE could sustain a loss that could have a material impact on its financial results.

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts, the amount owed for settled transactions, and additional payments, if any, to settle unrealized losses on accrual contracts.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. As a result, MGE has a broad customer base. For the year ended December 31, 2002, MGE's ten largest electric customers represented approximately 18.3% of its retail electric revenues. MGE's ten largest gas customers represented approximately 5.4% of its gas revenues. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

Item 8. Financial Statements and Supplementary Data.

Reports of Independent Accountants

To the Board of Directors and Shareholders of MGE Energy, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective August 12, 2002, MGE Energy, Inc. became the holding company for Madison Gas and Electric Company (MGE). As a result of the formation of the holding company, an exchange of shares of MGE Energy, Inc. common stock for shares of MGE common stock occurred. The MGE Energy, Inc. financial statements reflect this transaction for all periods presented.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 6, 2003

To the Board of Directors and Shareholder of Madison Gas and Electric Company

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 6, 2003

MGE Energy, Inc.
Consolidated Statements of Income
(In thousands, except per-share amounts)

	For the years ended December 31,
	2002	2001	2000
Operating Revenues:
Regulated utility operations	$347,096	$333,711	$324,108

Operating Expenses:
Fuel for electric generation	38,210	40,299	36,338
Purchased power	44,607	18,310	18,963
Natural gas purchased	73,412	86,035	77,482
Other operations and maintenance	92,514	94,037	90,547
Depreciation and amortization	29,362	35,659	35,081
Other general taxes	10,861	10,864	10,180
Total Operating Expenses	288,966	285,204	268,591
Operating Income	58,130	48,507	55,517

Other income	2,335	8,585	1,895
Interest expense	(12,545)	(13,789)	(14,305)
Income before income taxes	47,920	43,303	43,107
Income Tax Provision	(18,727)	(15,941)	(15,752)
Income before cumulative effect of a change in accounting principle	29,193	27,362	27,355
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	(117)	-
Net Income	$ 29,193	$ 27,245	$ 27,355

Earnings Per Share of Common Stock (basic and diluted):
Income before cumulative effect of a change in accounting principle	$1.69	$1.63	$1.67
Cumulative effect of a change in accounting principle	-	(.01)	-
Net Income	$1.69	$1.62	$1.67

Dividends paid per share of common stock	$1.34	$1.33	$1.32

Average Shares Outstanding (basic and diluted)	17,311	16,819	16,382

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc
Consolidated Statements of Cash Flows
(In thousands)

	For the years ended December 31,
	2002	2001	2000
Operating Activities:
Net income	$29,193	$27,245	$27,355
Items not affecting cash:
Depreciation and amortization	29,362	35,659	35,081
Deferred income taxes	3,629	11,601	(1,074)
Amortization of nuclear fuel	-	1,649	2,194
Amortization of investment tax credits	(520)	(849)	(727)
Equity in earnings in ATC	(3,316)	(3,345)	-
Cumulative effect of change in accounting principle, net of tax benefit of $78	-	117	-
Other items	(380)	(385)	(1,168)
Dividend income from ATC	2,714	1,630	-
Collateral to ATC	(5,000)	-	-
Changes in working capital items:
Receivables, net	(11,214)	13,100	(10,248)
Inventories	2,375	(8,809)	(1,143)
Unbilled revenues	(2,053)	11,414	(14,733)
Prepayments	(2,278)	(1,813)	(895)
Accounts payable	9,883	(4,364)	9,239
Accrued taxes and interest	51	(2,602)	2,051
Other	4,036	(1,520)	1,621
Other noncurrent items, net	247	(4,044)	221
Cash Provided by Operating Activities	56,729	74,684	47,774
Investing Activities:
Capital expenditures	(78,282)	(41,966)	(73,606)
Increase in nuclear decommissioning fund	(7,804)	(8,931)	(11,059)
Capital distribution from ATC	-	15,000	-
Sale of interest in nuclear plant	-	15,381	-
Purchase of gas service territory	(78)	(3,800)	-
Other	(213)	(217)	(176)
Cash Used for Investing Activities	(86,377)	(24,533)	(84,841)
Financing Activities:
Issuance of common stock	13,597	10,879	8,964
Cash dividends on common stock	(23,170)	(22,341)	(21,588)
Long-term debt maturity	(20,000)	(6,075)	(11,200)
Issuance of long-term debt	35,000	-	35,000
Increase/(decrease) in short-term debt	24,798	(34,500)	28,250
Cash Provided by/(Used for) Financing Activities	30,225	(52,037)	39,426
Change in Cash and Cash Equivalents	577	(1,886)	2,359
Cash and cash equivalents at beginning of period	2,421	4,307	1,948
Cash and cash equivalents at end of period	$ 2,998	$ 2,421	$ 4,307

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets
(In thousands)

	At December 31,
	2002	2001
ASSETS
Utility plant in service (at original cost, in service)	$769,250	$714,678
Less accumulated provision for depreciation	(365,243)	(340,660)
Net plant in service	404,007	374,018
Construction work in progress	47,539	27,372
Nuclear decommissioning fund	8,782	1,855
Total Utility Plant	460,328	403,245
Other property and investments	35,493	29,847

Current Assets:
Cash and cash equivalents	2,998	2,421
Accounts receivable, less reserves of $2,659 and $3,764, respectively	36,275	25,061
Unbilled revenues	18,539	16,486
Materials and supplies, at lower of average cost or market	8,147	7,810
Fossil fuel, at lower of average cost or market	5,213	4,266
Stored natural gas, at lower of average cost or market	12,948	16,607
Prepaid taxes	10,827	8,846
Other prepayments	2,024	1,727
Total Current Assets	96,971	83,224
Deferred Charges	36,103	27,758
Total Assets	$628,895	$544,074

CAPITALIZATION AND LIABILITIES
Common shareholders' equity	$227,370	$216,292
Long-term debt	192,149	157,600
Total Capitalization	419,519	373,892

Current Liabilities:
Long-term debt due within one year	-	20,000
Short-term debt - commercial paper	34,298	9,500
Accounts payable	32,039	22,156
Accrued interest	3,161	3,110
Other current liabilities	11,049	7,013
Total Current Liabilities	80,547	61,779

Other Credits:
Deferred income taxes	62,450	58,821
Investment tax credit - deferred	5,407	5,927
Other deferred liabilities	60,972	43,655
Total Other Credits	128,829	108,403
Commitments and Contingencies (Note 9)	-	-
Total Capitalization and Liabilities	$628,895	$544,074

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Capitalization
(In thousands)

	At December 31,
	2002	2001
Common Shareholders' Equity:
Common stock - par value $1 per share:
Authorized 50,000,000 shared
Outstanding 17,574,796 and 17,071,554 shares, respectively	$ 17,575	$ 17,072
Additional paid-in capital	146,181	133,087
Retained earnings	73,039	67,016
Accumulated other comprehensive loss	(9,425)	(883)
Total Common Shareholders' Equity	227,370	216,292

Redeemable Preferred Stock, cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds:
8.50%, 2022 Series	-	40,000
6.75%, 2027A Series, Industrial Development Revenue Bonds	-	28,000
6.70%, 2027B Series, Industrial Development Revenue Bonds	-	19,300
7.70%, 2028 Series	21,200	21,200
Total First Mortgage Bonds	21,200	108,500

Other Long-Term Debt:
Variable rate, due 2004	15,000	-
6.91%, due 2004	5,000	5,000
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	-
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	-
6.58%, due 2012	15,000	-
5.26%, due 2017	20,000	-
7.12%, due 2032	25,000	-
Other Long-term Debt	172,300	50,000

Unamortized discount and premium on bonds, net	(1,351)	(900)
Total Long-term Debt	192,149	157,600

Total Capitalization	$419,519	$373,892

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity and Comprehensive Income
(In thousands, except per-share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income
2000	Shares	Value
Beginning balance - December 31, 1999	16,161	$16,161	$114,155	$56,345	$ (975)
Net income				27,355		$27,355
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $70 tax benefit					(105)	(105)
Total comprehensive income						$27,250
Common stock dividends ($1.32 per share)				(21,588)
Common stock issued	458	458	8,506
Ending balance - December 31, 2000	16,619	$16,619	$122,661	$ 62,112	$(1,080)

2001
Net income				27,245		$27,245
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $132 tax provision					197	197
Total comprehensive income						$27,442
Common stock dividends ($1.33 per share)				(22,341)
Common stock issued	453	453	10,426
Ending balance - December 31, 2001	17,072	$17,072	$133,087	$ 67,016	$(883)

2002
Net income				29,193		$29,193
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $5,727 tax benefit					(8,542)	(8,542)
Total comprehensive income						$20,651
Common stock dividends ($1.34 per share)				(23,170)
Common stock issued	503	503	13,094
Ending balance - December 31, 2002	17,575	$17,575	$146,181	$73,039	$(9,425)

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Statements of Income
(In thousands)

	For years ended December 31,
	2002	2001	2000
Operating Revenues:
Regulated electric revenues	$224,987	$203,178	$203,176
Regulated gas revenues	122,109	130,533	120,932
Total Operating Revenues	347,096	333,711	324,108

Operating Expenses:
Fuel for electric generation	38,210	40,299	36,338
Purchased power	44,607	18,310	18,963
Natural gas purchased	73,412	86,035	77,482
Other operations	80,775	79,758	72,015
Maintenance	11,724	14,279	18,532
Depreciation and amortization	29,362	35,659	35,081
Other general taxes	10,861	10,864	10,180
Income tax provision	17,573	13,836	15,416
Total Operating Expenses	306,524	299,040	284,007
Net Operating Income	40,572	34,671	40,101

Other Income and Deductions:
AFUDC - equity funds	380	385	343
Equity in earnings in ATC	3,316	3,345	-
Income tax provision	(889)	(2,105)	(336)
Other	(1,421)	4,638	1,376
Total Other Income	1,386	6,263	1,383
Income before interest expense and cumulative effect of a change in accounting principle	41,958	40,934	41,484

Interest Expense:
Interest on long-term debt	12,032	12,781	12,622
Other interest	508	1,008	1,683
AFUDC - borrowed funds	(213)	(217)	(176)
Net Interest Expense	12,327	13,572	14,129
Net income before cumulative effect of a change in accounting principle	29,631	27,362	27,355
Cumulative effect of a change in accounting principle, net of tax benefit of $78	-	(117)	-
Net Income	$ 29,631	$ 27,245	$ 27,355

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company
Statements of Cash Flows
(In thousands)

	For the years ended December 31,
Operating Activities:	2002	2001	2000
Net income	$29,631	$27,245	$27,355
Items not affecting cash:
Depreciation and amortization	29,362	35,659	35,081
Deferred income taxes	3,629	11, 601	(1,074)
Amortization of nuclear fuel	-	1,649	2,194
Amortization of investment tax credits	(520)	(849)	(727)
AFUDC - equity funds	(380)	(385)	(343)
Equity in earnings in ATC	(3,316)	(3,345)	-
Cumulative effect of change in accounting principle, net of tax benefit of $78	-	117	-
Other items	-	-	(825)
Dividend income from ATC	2,714	1,630	-
Collateral account - ATC	(5,000)	-	-
Changes in working capital items:
Receivables, net	(11,230)	13,100	(10,248)
Inventories	2,375	(8,809)	(1,143)
Unbilled revenues	(2,053)	11,414	(14,733)
Prepayments	(2,047)	(1,813)	(895)
Accounts payable	6,995	(4,364)	9,239
Accrued taxes and interest	47	(2,602)	2,051
Other	3,923	(1,520)	1,621
Other noncurrent items, net	(147)	(4,044)	221
Cash Provided by Operating Activities	53,983	74,684	47,774
Investing Activities:
Additions to utility plant and nuclear fuel	(59,430)	(41,966)	(73,606)
AFUDC - borrowed funds	(213)	(217)	(176)
Increase in nuclear decommissioning fund	(7,804)	(8,931)	(11,059)
Purchase of gas service territory	(78)	(3,800)	-
Capital distribution from ATC	-	15,000	-
Sale of interest in nuclear plant	-	15,381	-
Cash Used for Investing Activities	(67,525)	(24,533)	(84,841)
Financing Activities:
Equity contributions from parent	4,497	-	-
Issuance of common stock	7,471	10,879	8,964
Cash dividends on common stock	-	(22,341)	(21,588)
Cash dividends to parent	(17,316)	-	-
Long-term debt maturities/redemptions	(20,000)	(6,075)	(11,200)
Issuance of long-term debt	35,000	-	35,000
Increase/(decrease) in short-term debt	4,000	(34,500)	28,250
Cash Used for Financing Activities	13,652	(52,037)	39,426
Change in Cash and Cash Equivalents	110	(1,886)	2,359
Cash and cash equivalents at beginning of period	2,421	4,307	1,948
Cash and cash equivalents at end of period	$ 2,531	$ 2,421	$ 4,307

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company
Balance Sheets
(In thousands)

	At December 31,
ASSETS	2002	2001
Utility Plant (at original cost, in service):
Electric	$547,139	$506,810
Gas	222,111	207,868
Gross plant in service	769,250	714,678
Less accumulated provision for depreciation	(365,243)	(340,660)
Net plant in service	404,007	374,018
Construction work in progress	28,686	27,372
Nuclear decommissioning fund	8,782	1,855
Total Utility Plant	441,475	403,245
Other property and investments	7,550	3,610
Investment in ATC	26,839	26,237
Total other property and investments	34,389	29,847
Current Assets:
Cash and cash equivalents	2,531	2,421
Accounts receivable, less reserves of $2,659 and $3,764, respectively	36,291	25,061
Unbilled revenues	18,539	16,486
Materials and supplies, at lower of average cost or market	8,147	7,810
Fossil fuel, at lower of average cost or market	5,213	4,266
Stored natural gas, at lower of average cost or market	12,948	16,607
Prepaid taxes	10,619	8,846
Other prepayments	2,001	1,727
Total Current Assets	96,289	83,224
Other deferred charges	36,103	27,758
Total Assets	$608,256	$544,074
CAPITALIZATION AND LIABILITIES
Common shareholders' equity	$230,534	$216,292
Long-term debt	192,149	157,600
Total Capitalization	422,683	373,892
Current Liabilities:
Long-term debt due within one year	-	20,000
Short-term debt - commercial paper	13,500	9,500
Accounts payable	29,151	22,156
Accrued interest	3,157	3,110
Accrued payroll - related items	5,811	5,186
Other current liabilities	5,125	1,827
Total Current Liabilities	56,744	61,779
Other Credits:
Deferred income taxes	62,450	58,821
Investment tax credit - deferred	5,407	5,927
Regulatory liability (SFAS No. 109)	10,931	16,235
Other regulatory liabilities	5,262	6,201
Other deferred liabilities	44,779	21,219
Total Other Credits	128,829	108,403
Commitments and Contingencies (Note 9)
Total Capitalization and Liabilities	$608,256	$544,074

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company
Capitalization Statement
(In thousands)

	At December 31,
	2002	2001
Common Shareholders' Equity
Common stock - par value $1 per share:
Authorized 50,000,000 shared
Outstanding 17,347,889 and 17,071,554 shares, respectively	$ 17,348	$ 17,072
Additional paid-in capital	144,779	133,087
Retained earnings	77,832	67,016
Accumulated other comprehensive loss	(9,425)	(883)
Total Common Shareholders' Equity	230,534	216,292

Redeemable Preferred Stock, cumulative, $25 par value, 1,175,000 authorized, but unissued	-	-

First Mortgage Bonds
8.50%, 2022 Series	-	40,000
6.75%, 2027A Series, Industrial Development Revenue Bonds	-	28,000
6.70%, 2027B Series, Industrial Development Revenue Bonds	-	19,300
7.70%, 2028 Series	21,200	21,200
Total First Mortgage Bonds	21,200	108,500

Other Long-term Debt
Variable rate, due 2004	15,000	-
6.91%, due 2004	5,000	5,000
7.49%, due 2007	15,000	15,000
6.02%, due 2008	30,000	30,000
4.875% 2012 Series, Industrial Development Revenue Bonds	19,300	-
5.875% 2034 Series, Industrial Development Revenue Bonds	28,000	-
6.58%, due 2012	15,000	-
5.26%, due 2017	20,000	-
7.12%, due 2032	25,000	-
Other Long-term Debt	172,300	50,000

Unamortized discount and premium on bonds, net	(1,351)	(900)
Total Long-term Debt	192,149	157,600

Total Capitalization	$422,683	$373,892

The accompanying notes are an integral part of the above financial statements.

Madison Gas and Electric Company
Statements of Common Equity and Comprehensive Income
(In thousands, except per-share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Comprehensive Income
2000	Shares	Value
Beginning balance - December 31, 1999	16,161	$16,161	$114,155	$56,345	$(975)
Net income				27,355		$27,355
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $70 tax benefit					(105)	(105)
Total comprehensive income						$27,250
Common stock dividends ($1.32 per share)				(21,588)
Common stock issued	458	458	8,506
Ending balance - December 31, 2000	16,619	$16,619	$122,661	$ 62,112	$(1,080)

2001
Net income				27,245		$27,245
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $132 tax provision					197	197
Total comprehensive income						$27,442
Common stock dividends ($1.33 per share)				(22,341)
Common stock issued	453	453	10,426
Ending balance - December 31, 2001	17,072	$17,072	$133,087	$ 67,016	$(883)

2002
Net income				29,631		$29,631
Other comprehensive income/(loss):
Minimum pension liability adjustment, net of $5,727 tax benefit					(8,542)	(8,542)
Total comprehensive income						$21,089
Common stock dividends ($1.34 per share)				(17,316)
Transfer of subsidiary equity to parent				(1,499)
Common stock issued	276	276	11,692
Ending balance - December 31, 2002	17,348	$17,348	$144,779	$77,832	$(9,425)

The accompanying notes are an integral part of the above financial statements.

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000

This report is a combined report of MGE Energy, Inc. and Madison Gas and Electric Company. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company. The footnotes are applicable to MGE Energy in its entirety.

1. Summary of Significant Accounting Policies

a. General

On August 12, 2002, MGE Energy became the holding company for MGE as the result of the completion of an exchange of shares of MGE Energy common stock for shares of MGE common stock. The MGE Energy financial statements reflect this transaction for all periods presented. Consequently, MGE constitutes a substantial portion of all of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future.

MGE is an investor-owned public utility headquartered in Madison, Wisconsin. MGE generates and distributes electricity to nearly 130,000 customers in a 250-square-mile area of Dane County. MGE also purchases and distributes natural gas to more than 126,000 customers in 1,375 square miles of service territory in seven south-central Wisconsin counties.

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

b. MGE - Revenues

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

In order to estimate unbilled revenues as of the end of a particular period, MGE performs a series of calculations based upon actual and estimated numbers and assumptions. MGE begins by calculating the amount of electricity and gas available for sale within its system during that period based upon known inputs, i.e., electricity and gas purchases from third parties, gas from storage, and MGE-generated electricity. These amounts are then adjusted to deduct the amounts actually included within customers' bills for that period. In the case of electricity, the amount is further reduced by an estimate of the quantity of electricity lost in the process of transmitting and distributing it to customers. The resulting available-for-sale quantities are then allocated to various customer classes based upon historical utilization patterns for those customers, and MGE applies published tariffs to determine the associated revenues. Utilization patterns are based upon assumptions regarding weather, economic conditions, and consistency of use over the period in question and can be affected by variations in those items. The resulting estimate is then compared to other available statistics, including accounts receivable and billed sales for the particular period, in order to confirm its reasonableness. MGE believes that the ratio of unbilled-to-billed electric sales should typically fall in a 40% to 50% range on a monthly basis. A ratio outside that range would indicate a need for further review and analysis.

Gas revenues are subject to an adjustment clause related to periodic changes in the cost of gas. MGE has been operating under a gas cost incentive mechanism since 1999. Under this mechanism, if actual gas commodity costs are above or below a benchmark set by state regulators, MGE's gas sales service customers and shareholders share equally in the higher costs or savings up to $1.5 million. Any costs or savings that exceed $1.5 million will be passed on to the gas sales service customers.

c. MGE - Nuclear Fuel

The 1992 National Energy Policy Act requires all utilities that have used federal enrichment facilities to pay a special assessment for decontaminating and decommissioning these facilities. This special assessment is based on past enrichment. MGE has accrued in other regulatory liabilities and deferred in deferred charges an estimated $1.1 million for its portion of the special assessment. MGE believes any additional costs will be recovered in future rates.

Effective September 23, 2001, MGE sold its 17.8% ownership interest in Kewaunee to Wisconsin Public Service Corporation (WPSC) (see Footnote 10).

d. MGE - Property, Plant, and Equipment

MGE's utility plant is stated at the original cost of construction, which includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, administrative and general costs, and an allowance for funds used during construction (AFUDC).

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

MGE Energy's nonregulated businesses capitalize interest costs under Statement of Financial Accounting Standards (SFAS) No. 34, Capitalizing Interest Costs, for costs incurred to finance its power plant construction projects and real estate developed for internal use.

MGE Power calculates capitalized interest in accordance with SFAS No. 34, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds.

e. MGE - Depreciation

Provisions at composite straight-line depreciation rates, excluding decommissioning costs, approximate the following percentages for the cost of depreciable property:

	2002	2001	2000
Electric	2.8%	3.4%	3.2%
Gas	3.3%	3.3%	3.4%

Depreciation rates are approved by the PSCW and are generally based on the estimated economic lives of property.

Included in accumulated provision for depreciation is a regulatory liability in the amount of $17.4 million representing future removal costs collected through depreciation.

Effective September 23, 2001, MGE transferred the assets of its external decommissioning trusts to external trusts of WPSC. This transfer was part of the Kewaunee sale agreement between WPSC and MGE (see Footnote 10). The agreement required MGE to continue funding its external decommissioning trust through the end of 2002 at the PSCW authorized level of approximately $0.7 million per month. These costs were recovered from customers in rates. At the beginning of 2003, the remaining assets of the MGE external trust were transferred to the external trust of WPSC. The trusts are shown on the balance sheet in the Utility Plant section.

As required by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, MGE's debt and equity security investments in the trusts are classified as available for sale. Gains and losses on the trusts were determined based on specific identification. Net unrealized holding gains and losses on the trusts were recorded as part of accumulated provision for depreciation.

As of December 31, 2002, the decommissioning trust totaled $8.8 million, its pretax fair market value. Realized earnings on the trusts were $0.1 million, $4.1 million, and $3.5 million for the years ended December 31, 2002, 2001, and 2000, respectively. Unrealized earnings (loss) of the trusts totaled $(1.2 million), $0 million, and $28.0 million at December 31, 2002, 2001, and 2000, respectively.

f. MGE - Regulatory Matters

Pursuant to SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, MGE capitalizes (as deferred charges) incurred costs that are expected to be recovered in future electric and natural gas rates. MGE also records (as other credits) obligations to customers to refund previously collected revenue or to spend revenue collected from customers on future costs.

Electric industry restructuring could affect MGE's ability to continue establishing certain regulatory asset and liability amounts now allowed under SFAS No. 71. MGE is unable to predict whether any adjustments to regulatory assets and liabilities will occur in the future. However, the PSCW has recognized the need to allow recovery for commitments made under prior regulation.

MGE's regulatory and deferred assets and liabilities consisted of the following as of December 31:

	2002		2001
(In thousands)	Assets	Liabilities	Assets	Liabilities
Demand-side management	$ -	$ -	$ 1,955	$ 653
Decommissioning and decontamination	1,140	1,140	1,356	1,356
Environmental costs	492	-	584	-
Regulatory liability - SFAS No. 109	-	10,931	-	16,235
Gas supply derivatives	-	483	634	-
Deferred charges related to ATC	3,652	-	1,247	-
Deferred charges related to interest - 2027A Series	844	-	878	-
Nitrogen oxide escrow	-	996	-	1,608
Deferred charges - SFAS No. 133	546	-	-	-
Deferred charges - tax recovery related to AFUDC equity	2,640	-	2,623	-
Other	994	2,643	1,232	2,584
Subtotal - regulatory assets/liabilities	10,308	16,193	10,509	22,436
Pension and deferred compensation assets/liabilities	6,450	39,316	6,101	16,860
Unamortized debt expense*	7,464	-	4,684	-
Customer advances for construction	-	2,114	-	2,672
Other deferred items	11,881	3,349	6,464	1,687
Subtotal - deferred assets/liabilities	25,795	44,779	17,249	21,219
Total	$36,103	$60,972	$27,758	$43,655

*Unamortized debt expense includes costs associated with the issuance of long-term debt. These costs are amortized over the respective lives of the associated debt instruments. MGE recovers these costs in rates as a cost of long-term debt.

Demand-side management expenditures are for programs to promote energy efficiency. The demand-side management asset balance is for conservation expenditures that were previously capitalized. MGE recovers a carrying cost on this asset. MGE has not incurred any expenditures for capitalized conservation since 1997. The capitalized conservation balance as of December 31, 1999, has been recovered in rates over a four-year amortization period, which ended December 2002.

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

Environmental costs MGE has received regulatory treatment on include clean up of two landfill sites and costs of certain nitrogen oxide (NOx) related expenditures. The regulators have allowed MGE to recover carrying costs on certain NOx-related expenditures. These costs are amortized over varying time periods between four years for cleanup of sites and ten years for NOx-related expenditures.

MGE has a limited number of physical and financial gas commodity contracts that are defined as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The derivative amounts recorded as a result of these gas contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the Purchased Gas Adjustment Clause (PGA) authorized by the PSCW and not subject to the gas cost incentive sharing mechanism. This regulatory liability will be returned in the first quarter of 2003.

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

Deferred charges on the interest expense of the 2027A Series relates to the incremental difference in the interest that MGE earned on its construction bond fund and the actual interest that MGE paid out. That incremental difference between interest earned and interest expensed is currently being amortized over the remaining life of the bonds as part of the rate recovery allowed by the PSCW.

The PSCW has authorized utilities to defer all project costs associated with the compliance of the federal US Environmental Protection Agency's (EPA) new requirements on NOx emissions. In MGE's rate case (Docket 3270-UR-110), due to the uncertainty regarding the level and timing of NOx emissions remediation expenditures, the PSCW allowed MGE to establish an escrow mechanism for these costs. The annual recovery allowed in rates is $1.6 million, of which $0.7 million is recorded in depreciation expense and $0.9 million in operating expense. Charges to the NOx escrow for 2002 totaled $1.1 million for carrying costs of the capitalized expenditures, $0.9 million for depreciation expense of the related asset, and $0.2 million for deferred NOx costs associated with the Blount Generating Station (Blount). MGE earns a return on the unrecovered portion, which will be amortized over a ten-year period.

In the third quarter of 2002, MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting as required by SFAS No. 133 on contracts related to MGE's regulated operations. Management believes that it is the PSCW's intent to allow a utility to recover its actual costs imbedded in the contract, if the costs are deemed reasonable and prudent. MGE believes its interpretation of the PSCW's letter required MGE to record a gain or loss from the application of SFAS No. 133, as either a regulatory asset or liability. MGE has recorded a regulatory asset of $0.5 million for the cumulative mark-to-market value of its derivative contracts, the commercial paper swap agreement, and the Columbia coal contract as of December 31, 2002.

AFUDC equity represents the after-tax equity cost associated with utility plant construction, and results in a temporary difference between the book and tax basis of such plant. Deferred income taxes are provided on this temporary difference in accordance with SFAS No. 109, Accounting for Income Taxes. It is probable under PSCW regulation that MGE will recover in future rates the future increase in taxes payable represented by the deferred income tax liability. Deferred charges--tax recovery related to AFUDC equity represents the revenue requirement related to recovery of these future taxes payable, calculated at current statutory tax rates.

g. MGE Energy - Statement of Cash Flows

MGE considers cash equivalents to be those investments that are highly liquid with original maturity dates of less than three months.

Supplementary noncash investing items and cash paid/(received) for interest and income taxes and other noncash investing items for the years ended December 31 were as follows:

(In thousands)	2002	2001	2000
Interest paid, net of amount capitalized	$12,408	$13,551	$13,822
Income taxes paid	17,223	10,347	16,078
Income taxes received	(759)	(570)	-
Noncash financing item	1,499	-	-

On August 16, 2002, the Board of Directors for MGE approved a resolution to dividend the ownership of two small nonregulated subsidiaries previously owned by MGE to MGE Energy. The net assets transferred approximated $1.5 million. This represented a noncash transaction.

The amortization of debt issuance costs for the years ended 2002, 2001, and 2000 are included in the line item "Other noncurrent items, net" in the cash flow statement from operating activities and is not separated in a separate line as it is immaterial.

h. MGE - Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in the Consolidated Statements of Common Equity and Comprehensive Income.

i. MGE - Hedge Accounting

Hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge, with respect to the hedged item. If a derivative instrument ceased to meet the criteria for deferral, any gains or losses were recognized in income.

j. MGE - Accounting for Financial Derivatives

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

MGE has a 22.0% ownership interest in the coal-fired Columbia Energy Center (Columbia), which is operated by Alliant Energy Corp. (Alliant). Alliant has entered into a long-term coal supply agreement with Dynegy Marketing and Trade. The contract contains certain put options and consequently, in accordance with the terms of SFAS No. 133, the contract is recorded at fair value on the balance sheet. Gains and losses are recorded in other income.

In the third quarter of 2002, MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting as required by SFAS No. 133 on contracts related to MGE's regulated operations. Management believes that it is the PSCW's intent to allow a utility to recover its actual costs imbedded in the contract, if the costs are deemed reasonable and prudent. MGE believes its interpretation of the PSCW's letter required MGE to record a gain or loss from the application of SFAS No. 133, as either a regulatory asset or liability. MGE has recorded a regulatory asset of $0.5 million for the cumulative mark-to-market value of its derivative contracts, the commercial paper swap agreement, and the Columbia coal contract (described earlier) as of December 31, 2002.

MGE has a limited number of physical and financial gas commodity contracts that are defined as derivatives under SFAS No. 133. These gas instruments are primarily comprised of exchange-traded option contracts to manage the cost of gas and over-the-counter financial floating-to-fixed price swaps and calls for the Winter Set-Price Firm Gas Sales Service pilot program. The derivative amounts recorded as a result of these gas contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA clause and not subject to the gas cost incentive sharing mechanism. As of December 31, 2002, MGE has recorded an asset from gas supply derivatives and a corresponding regulatory liability of $0.5 million related to these contracts.

k. MGE - New Accounting Pronouncements

SFAS Nos. 141 and 142

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, that supersede Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and APB Opinion No. 17, Intangible Assets. The two statements modify the method of accounting for business combinations and address the accounting and reporting for goodwill and intangible assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and, with acquisitions completed after June 30, 2001, for all business combinations accounted for by the purchase method for which the date of acquisition is completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and 142 had no impact on the consolidated financial statements.

SFAS No. 143

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the cost of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

MGE adopted SFAS No. 143 on January 1, 2003. MGE completed an assessment of the specific applicability and implications of SFAS No. 143. MGE found that SFAS No. 143 has specific applicability to various electric generating and substation facilities located on leased property, as well as various electric and gas distribution facilities installed on easements or permits. The asset retirement obligation associated with electric generating and substation facilities is approximately $1 million. The asset retirement obligations associated with the electric and gas distribution facilities cannot be reasonably estimated due to an indeterminate life of the associated assets.

MGE believes that the adoption of SFAS No. 143 results primarily in timing differences in the recognition of the legal asset retirement obligations and the asset retirement costs which MGE is currently recovering in rates and will be deferring such differences under SFAS No. 71. Early in 2003, MGE received assurance from the PSCW that the adoption of SFAS No. 143 would not result in a change to the current ratemaking process at this time.

SFAS No. 144

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement had no material impact on the consolidated financial statements.

SFAS No. 145

In May 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. SFAS No. 145 rescinds both FASB Statement No. 4 (SFAS 4), Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 is effective for transactions occurring after May 15, 2002. This statement does not have a material impact on the consolidated financial statements.

SFAS No. 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for transactions initiated after December 31, 2002. This statement does not have a material impact on the consolidated financial statements.

SFAS No. 148

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. MGE Energy has no stock options as of December 31, 2002, and therefore SFAS No. 148 will have no impact.

EITF Issue 02-3

EITF Issue 02-3, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), issued by the FASB EITF in June 2002, requires revenues and energy costs related to energy trading contracts to be presented on a net basis in the income statement. This EITF has no current impact on the consolidated financial statements.

FIN 45

In November 2002, the FASB issued Financial Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation. The initial recognition and measurement requirements are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements of the interpretation are effective for this Form 10-K and included in Footnote 8.

FIN 46

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, that addresses conditions when an entity should be consolidated based upon variable interests rather than voting interests. Variable interests are ownership interests or contractual relationships that enable the holder to share in the financial risks and rewards resulting from the activities of a Variable Interest Entity (VIE). A VIE is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities.

In order to apply FIN 46, MGE must evaluate every entity with which it is involved through variable interests to determine whether the entity is a VIE and, if it is, whether or not MGE is the primary beneficiary of the entity. The primary beneficiary of a VIE is the entity that receives the majority of the entity's expected losses, residual returns, or both. As a result, FIN 46 could result in consolidation of an entity that MGE is associated with other than by (and even in the absence of) a voting ownership interest. FIN 46 is not believed to have a material impact on the consolidated financial statements.

l. MGE - Impairment of Long-lived Assets

MGE continually reviews plant and equipment, other intangible assets and property, and goodwill, if any, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset is less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. MGE believes there is no impairment of long-lived assets in accordance to SFAS No. 144 at December 31, 2002.

m. MGE - Income and Excise Taxes

Under the liability method prescribed by SFAS 109, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax basis of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits which do not meet this criterion.

Regulation and SFAS No. 109 have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The SFAS No. 109 regulatory liability and deferred investment tax credit reflect the revenue requirement associated with the return of these tax benefits to customers.

Investment tax credits from regulated operations are amortized over related property service lives.

Tax credits for the generation of electricity from wind are based on kilowatt-hours produced and sold during the year at the current statutory tax credit rate, 1.8 cents per kilowatt-hour.

MGE Energy, through its utility operations, pays a license fee tax to the State of Wisconsin in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percent of adjusted operating revenues of the prior year. The electric tax rate is 3.19% and the gas tax rate is 0.97%. Estimated tax is prepaid (Prepaid taxes) one year in advance of expense recognition. License fee tax expense, included in Other general taxes, was $7.8 million, $7.7 million, and $6.9 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates.

n. Reclassification

Certain prior-year amounts have been reclassified for comparative purposes. The financial statements include the accounts of MGE Energy and its subsidiaries. These reclassifications did not affect consolidated net income for the years presented.

2. MGE - Joint Plant Ownership

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 34.9% (225 megawatts) of MGE's net generating capability. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22.0% ownership interest in Columbia. The other owners are Alliant, which operates Columbia, and WPSC.

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

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in this facility, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

	Columbia
(In thousands)	2002	2001
Utility plant	$ 94,169	$ 88,148
Accumulated depreciation	(58,147)	(55,016)
Net plant	$ 36,022	$ 33,132

3. Income Taxes

MGE Energy Income Taxes

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The consolidated income tax provision before cumulative effect of a change in accounting principle (2001 only) consists of the following provision (benefit) components for the years ended December 31:

(In thousands)	2002	2001	2000
Current payable:
Federal	$10,677	$ 6,634	$14,280
State	4,384	1,100	3,273
Net-deferred:
Federal	4,073	6,487	(878)
State	113	2,569	(196)
Amortized investment tax credits	(520)	(849)	(727)
Total income taxes	$18,727	$15,941	$15,752

MGE Energy's consolidated provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before tax provision and cumulative effect of a change in accounting principle (2001 only), as follows:

	2002	2001	2000
Statutory federal income tax rate	35.0%	35.0%	35.0%
Amortized investment tax credits	(1.1)%	(2.0)%	(1.7)%
State income taxes, net of federal benefit	5.5%	5.0%	5.0%
Credit for electricity from wind energy	(0.9)%	(0.9)%	(0.9)%
Valuation allowance	-	-	(1.1)%
Other, individually insignificant	0.6%	(0.3)%	0.2%
Effective income tax rate	39.1%	36.8%	36.5%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's Consolidated Balance Sheets and also on MGE's Balance Sheets as of December 31 are as follows:

(In thousands)	2002	2001
Property-related	$66,959	$56,988
Investment in ATC	11,530	10,134
Nuclear plant decommissioning liability	-	3,598
Bond transactions	2,637	1,651
Energy conservation	-	523
Pension expense	2,798	2,703
Other	2,390	2,351
Gross deferred income tax liabilities	86,314	77,948
Accrued expenses	(7,061)	(6,478)
Retirement benefits, other than pension	(2,928)	(2,429)
Deferred tax regulatory account	(6,557)	(8,895)
Minimum pension liability adjustment	(6,319)	(592)
Other	(1,367)	(1,104)
Gross deferred income tax assets	(24,232)	(19,498)
Less valuation allowance	368	371
Net deferred income tax assets	(23,864)	(19,127)
Deferred income taxes	$62,450	$58,821

The valuation allowance reduces MGE Energy's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2002, MGE Energy had approximately $7.6 million of state tax net operating loss deductions that expire in 2013, if unused.

MGE Income Taxes

On a separate company basis, the components of MGE's tax provision is as follows for the years ended December 31:

(In thousands)	2002	2001	2000
Current payable:
Federal	$10,877	$ 6,634	$14,280
State	3,919	1,100	3,273
Net-deferred:
Federal	4,073	6,487	(878)
State	113	2,569	(196)
Amortized investment tax credits	(520)	(849)	(727)
Total income taxes	$18,462	$15,941	$15,752

MGE's provision for income taxes on a separate company basis differs from the amount computed by applying the statutory federal income tax rate to income before tax provision as follows:

2002
Statutory federal income tax rate	35.0%
Amortized investment tax credits	(1.1)%
State income taxes, net of federal benefit	4.9%
Credit for electricity from wind energy	(0.9)%
Valuation allowance	-
Other, individually insignificant	0.5%
Effective income tax rate	38.4%

4. MGE - Pension Plans

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. The "Change in Benefit Obligation" table below provides a reconciliation of benefit obligations, plan assets, and funded status of the plans.

The projected benefit obligation, accumulated benefit obligation, and fair value of assets for pension plans and welfare plans with accumulated benefit obligations in excess of the fair value of assets are as follows:

(In thousands)	Pension Benefits		Postretirement Benefits
As of December 31,	2002	2001	2002	2001
Projected benefit obligation	$117,410	$7,753	NA	NA
Accumulated benefit obligation	100,404	7,198	$45,639	$27,504
Fair value of assets	79,821	-	7,292	7,387

During 2001, MGE's nonqualified pension plan had an accumulated benefit obligation greater than the fair value of assets and, according to SFAS 132, required additional disclosure of that plan's projected benefit obligation, accumulated benefit obligation, and fair value of assets. MGE's qualified pension plans had assets in excess of accumulated benefit obligation and therefore did not require the additional disclosure during 2001.

In 2002, MGE's nonqualified and qualified pension plans both had an accumulated benefit obligation greater than the fair value of assets and, according to SFAS 132, required additional disclosure of the projected benefit obligation, accumulated benefit obligation, and fair value of assets.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

MGE maintains two defined contribution 401(k) benefit plans for its employees. MGE's costs of the 401(k) plans were $0.6 million in 2002, $0.6 million in 2001, and $0.6 million in 2000.

Sensitivity of retiree welfare results. The assumed health care cost percentage was 10.0% for 2002. Assumed health care trend rates have a significant effect on the amounts reported for health care plans. The 1% sensitivity for the "total service and interest cost components" is based on the 10% medical trend rate schedule (since the service and interest cost components disclosed correspond to the 2002 year). The health care cost trend was reset to 14% for 2003. The rate is assumed to decrease to 5% for 2012 and remain at that level thereafter. The 1% sensitivity for the "postretirement benefit obligation" is based on the 14% medical trend rate schedule since the liability disclosed is calculated as of December 31, 2002.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2002 dollars.

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$ 607	$ (497)
Effect on postretirement benefit obligation	$7,573	$(6,243)

MGE reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes the minimum pension liability adjustment, net of tax, for the pension plans and is reflected in the Consolidated Statements of Common Equity and Comprehensive Income.

(In thousands)	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Change in Benefit Obligation
Net benefit obligation at beginning of year	$101,593	$ 91,685	$ 27,504	$ 18,951
Service cost	2,603	2,502	1,062	750
Interest cost	7,514	7,073	2,190	1,569
Plan participants' contributions	-	-	264	193
Plan amendments	-	(125)	-	-
Actuarial loss	9,277	3,896	15,422	7,141
Gross benefits paid	(3,577)	(3,438)	(803)	(1,100)
Net benefit obligation at end of year	$117,410	$101,593	$ 45,639	$ 27,504

Change in Plan Assets
Fair value of plan assets at beginning of year	$ 91,739	$98,506	$ 7,387	$ 7,599
Actual return on plan assets	(10,225)	(4,712)	(526)	147
Employer contributions	1,884	1,383	970	548
Plan participants' contributions	-	-	264	193
Gross benefits paid	(3,577)	(3,438)	(803)	(1,100)
Fair value of plan assets at end of year	$ 79,821	$91,739	$ 7,292	$ 7,387

Funded status at end of year	$(37,589)	$ (9,854)	$(38,347)	$(20,117)
Unrecognized net actuarial (gain)/loss	32,925	5,014	21,809	5,459
Unrecognized prior service cost	4,094	4,551	1,161	1,351
Unrecognized net transition obligation	1,271	1,375	4,342	4,776
Net amount recognized at end of year	$ 701	$ 1,086	$(11,035)	$ (8,531)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ 6,450	$ 6,100	$ 79	$ 81
Accrued benefit liability	(5,749)	(5,014)	(11,114)	(8,612)
Additional minimum liability	(21,284)	(2,184)	-	-
Intangible asset	5,540	708	-	-
Accumulated other comprehensive income	15,744	1,476	-	-
Net amount recognized at end of year	$ 701	$ 1,086	$(11,035)	$(8,531)

(In thousands)	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Components of Net Periodic Benefit Cost
Service cost	$2,603	$2,502	$2,350	$1,062	$ 750	$ 612
Interest cost	7,514	7,073	6,424	2,190	1,569	1,317
Expected return on assets	(8,556)	(9,217)	(9,355)	(687)	(691)	(655)
Amortization of:
Transition obligation	104	104	104	434	434	434
Prior service cost	457	466	442	190	190	190
Actuarial gain/(loss)	147	(166)	(883)	285	4	(114)
Regulatory effect based on phase-in	-	-	112	-	-	-
Net periodic benefit cost	$2,269	$ 762	$ (806)	$3,474	$2,256	$1,784

Weighted-average Assumptions as of December 31
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	9.50%	9.50%	9.50%	9.50%	9.50%	9.50%
Rate of compensation increase	4.50%	4.50%	5.00%	NA	NA	NA

The expected return on plan assets was reset to 9.0% for 2003.

5. MGE - Fair Value of Financial Instruments

At December 31, 2002 and 2001, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. MGE's nuclear decommissioning trust is recorded at fair market value. The estimated fair market value of MGE's long-term debt and interest rate swap agreements are based on quoted market prices at December 31. The estimated fair market value of MGE's financial instruments are as follows:

	2002		2001
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents (MGE Energy)	$ 2,998	$ 2,998	$ 2,421	$ 2,421
Decommissioning fund (MGE)	8,782	8,782	1,850	1,855
Liabilities:
Short-term debt (MGE Energy)	34,298	34,298	9,500	9,500
Long-term debt (MGE)	188,500	205,319	173,500	179,377
Other long-term debt swap agreements (MGE)	-	(411)	-	(404)

Cash, cash equivalents, and customer accounts receivable are the financial instruments that potentially subject MGE Energy and MGE to concentrations of credit risk. MGE Energy and MGE place its cash and cash equivalents with high credit-quality financial institutions. MGE has limited concentrations of credit risk from customer accounts receivable because of the large number of customers and strong economy in its service territory.

MGE has an interest rate swap agreement with a commercial bank totaling $5.0 million for 2002 and 2001, with effective interest rates of 1.7% and 4.0%, respectively. This agreement has a fixed rate and is backed by MGE's commercial paper. MGE believes the counterparties to the agreement will meet their obligations based on their high credit ratings. This swap agreement does not meet the criteria for hedge accounting due to the term of the swap being four years while the item being hedged has a 30-day maturity. Therefore, MGE records the changes in the fair market value currently in the income statement as required by SFAS No. 133 each quarter which is offset by a corresponding regulatory asset or liability (Footnote 1j).

MGE purchased and sold exchange-traded option contracts to manage the cost of gas and purchased over-the-counter financial floating-to-fixed price swaps and calls to fix the price of gas for the Winter Set-Price Firm Gas Sales Service pilot program. These contracts have terms of January, February, and March 2003. Under MGE's natural gas risk management program, approved by the PSCW, the cost of the financial option and swap contracts (as well as the gains or losses realized) will be recovered under the PGA and will not affect net income. The fair value of these financial contracts was an asset of $0.5 million on the balance sheet at December 31, 2002.

Nonperformance of counterparties to the nonexchange-traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines. MGE considers it has minimal risk for counter-party default.

6. Capitalization Matters

a. MGE Energy - Common Stock

Effective in August 2002, MGE Energy assumed the responsibility for the Dividend Reinvestment and Direct Stock Purchase Plan (the Plan). MGE Energy issues new shares for the Plan. Issuing new shares rather than buying shares on the open market helps improve cash flow and strengthens MGE Energy's capital structure.

In 2002, a total of 503,000 new shares of common stock were issued under the Plan. The $13.6 million in proceeds were allocated to common stock and amounts received in excess of par value (see Consolidated Statements of Common Equity and Comprehensive Income).

In 2001, a total of 453,000 new shares of common stock were issued under the Plan. The $10.9 million proceeds were allocated to common stock and amounts received in excess of par value (see Consolidated Statements of Common Equity and Comprehensive Income).

At December 31, 2002, MGE Energy had $73.0 million of retained earnings available for dividends. However, MGE is restricted by the PSCW to paying normal common stock dividends when its common equity falls below 55%.

b. MGE - Preferred Stock

MGE has 1,175,000 shares of $25 par value redeemable preferred stock, cumulative, that is authorized but unissued at December 31, 2002.

c. MGE - First Mortgage Bonds and Other Long-term Debt

MGE's utility plant is subject to the lien of its First Mortgage Bonds.

MGE has the following call provisions for the First Mortgage Bonds:

Bond Series	First Call Date	Call Price
7.70%, 2028 Series	February 15, 2003	104.26%

MGE's outstanding First Mortgage Bonds contain certain debt covenant restrictions with respect to dividends. The covenant restricts the payment of dividends or any other distribution or purchase of shares to the existing earned surplus (retained earnings) on MGE common stock. As of December 31, 2002, MGE's earned surplus exceeded all such payments for all years covered under this report.

On April 4, 2002, MGE issued two unsecured taxable debt issues: a $15 million, 6.58% Medium Term Note maturing on April 1, 2012, and a $25 million, 7.12% Medium Term Note maturing on April 1, 2032. Interest on these notes will be paid semiannually on April 1 and October 1. The proceeds from these issues were used to redeem the $40 million, 8.50%, 2022 Series, First Mortgage Bonds on April 15, 2002. The call premium on this bond was $1.7 million and is recoverable through rates.

On April 25, 2002, MGE issued two unsecured tax-exempt debt issues. The $28 million, 5.875%, Industrial Development Revenue Bonds (IRB) mature on October 1, 2034, and the $19.3 million, 4.875%, IRBs mature on October 1, 2027. The $19.3 million issue has a ten-year mandatory call on October 1, 2012. Interest on these notes will be paid semiannually on April 1 and October 1. The proceeds from these two issues were used to redeem the $28 million, 6.75%, 2027A Series, IRBs and the $19.3 million, 6.70%, 2027B Series, IRBs on May 28, 2002. The IRBs were issued by the City of Madison for the benefit of MGE. The call premiums associated with these bonds was $0.9 million and is recoverable through rates.

On October 1, 2002, MGE issued $20.0 million in unsecured Medium Term Notes at 5.26%, maturing on September 29, 2017. Interest on the notes will be paid semiannually on April 1 and October 1. The proceeds from this issuance were used to repay outstanding commercial paper. MGE used the proceeds from the commercial paper issuances to repay a portion of its $20.0 million variable rate debt, which matured on May 3, 2002.

On November 27, 2002, MGE issued $15.0 million in unsecured variable rate Medium Term Notes, maturing on November 26, 2004. Interest on the notes will be paid quarterly on the third Wednesday of March, June, September, and December. The variable rate, based on the three-month London Interbank Offering Rate (LIBOR) plus 12.5 basis point, was 1.535% as of December 31, 2002. The proceeds from this issuance were used to repay outstanding commercial paper. MGE used the proceeds from the commercial paper issuances to finance capital expenditures including the installation of an automated meter reading system.

Below is MGE's aggregate maturities for all long-term debt for years following the December 31, 2002, balance sheet.

In thousands
Year	Amount
2003	$ -
2004	20,000
2005	-
2006	-
2007	15,000
Future years	158,500
Total	$193,500

d. MGE Energy and MGE - Notes Payable to Banks, Commercial Paper and Lines of Credit

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused bank lines of credit. Through negotiations with three banks, MGE has $40 million in bank lines of credit.

MGE Energy has established two temporary lines of credit, one for temporary financing of the capital commitments for the West Campus Cogeneration Facility (WCCF) ($40 million) and one for general corporate purposes ($5 million).

Information concerning short-term borrowings for the past three years is shown below:

(In thousands)	2002	2001	2000
MGE
As of December 31:
Available lines of credit	$40,000	$40,000	$55,000
Commercial paper outstanding	$13,500	$9,500	$44,000
Weighted-average interest rate	1.40%	2.11%	6.73%
During the year:
Maximum short-term borrowings	$33,500	$44,000	$44,000
Average short-term borrowings	$14,359	$12,803	$17,117
Weighted-average interest rate	1.82%	5.27%	6.58%

MGE Energy
As of December 31:
Available lines of credit	$45,000	-	-
Short-term debt outstanding	$34,298	-	-
Weighted-average interest rate	2.09%	-	-
During the year:
Maximum short-term borrowings	$34,298	-	-
Average short-term borrowings	$14,613	-	-
Weighted-average interest rate	1.83%	-	-

7. MGE - Rate Matters

Effective March 1, 2003, the PSCW authorized MGE to increase revenues by $27.1 million (a 9.1% increase in electric rates and a 5.4% increase in gas rates). The increase in electric rates covers rising fuel costs and addresses increased system demands. Both the electric and natural gas rate increases include costs to complete a new automated meter reading project, costs of system upgrades, and increased operating expenses. The PSCW authorized MGE a 12.3% return on its common shareholders equity.

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million or 2% to recover costs that had been deferred, associated with the formation of ATC and ongoing incremental transmission costs during 2001 and 2002 associated with ATC. The surcharge will be in effect for a twelve-month period ending October 23, 2003 (see Footnote 9 for additional information on ATC).

In July 2002, MGE notified the PSCW that MGE's electric fuel costs were below the 3% range established in its most recent order, thus triggering a fuel credit to its customers. The fuel credit was $1.2 million through December 31, 2002. The fuel credit continued through February 28, 2003.

Effective January 1, 2002, the PSCW authorized MGE to increase revenues by $12 million (a 5.7% increase in electric rates and a 0.6% increase in natural gas rates). The increase was associated with a limited reopener to address specific issues affecting 2002. These issues included the full-year impact of selling its ownership interest in Kewaunee Nuclear Power Plant (Kewaunee), rising fuel costs, and installing an automated meter reading system.

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

In January 2001, the PSCW authorized an electric rate increase of $7.5 million or 3.9% to cover rising fuel costs and increased system demands; a natural gas rate increase of $3.4 million or 2.7% for improving the gas delivery system; and a return on common stock equity of 12.9%.

8. MGE Energy and MGE - Commitments

Coal Contracts

MGE has no coal contracts that contain demand obligations for its Blount plant. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any demand obligations must be paid under these contracts, management believes these would be considered costs of service and recoverable in rates.

Purchased Power Contracts

MGE has several purchased power contracts to help meet future electric supply requirements. As of December 31, 2002, MGE's total commitments for energy and purchased power contracts for capacity are estimated to be $18.4 million in 2003, $12.1 million in 2004, $10.9 million in 2005, $10.0 million in 2006, and $9.5 million in 2007. Management expects to recover these costs in future customer rates.

Related to the purchased power contracts, MGE has negotiated firm transmission contracts with Commonwealth Edison which are estimated to be $1.1 million for the years 2003 through 2006 and $0.8 million in 2007. Management also expects to recover these costs in future customer rates.

Natural Gas Transportation and Storage Contracts

MGE has natural gas transportation and storage contracts that provide for the availability of firm pipeline transportation and storage capacity under which it must make fixed monthly payments. The pricing component of the fixed monthly payment for these contracts is established but may be subject to change by the FERC. These payments are estimated to be $14.4 million in 2003, $12.1 million in 2004, $9.6 million in 2005, 2006, and 2007. Management expects to recover these costs in future customer rates.

In December 2002, MGE entered into an agreement with ANR Pipeline Company to contract for additional firm pipeline transportation capacity related to ANR's proposed WestLeg Expansion. This agreement has a number of conditions including, but not limited to, receipt and acceptance by both parties of all regulatory approvals and construction of the pipeline. MGE also has the right to delay or cancel a portion of the additional transportation capacity if the PSCW has not issued a Certificate of Public Convenience and Necessity (CPCN) for the WCCF by July 1, 2003, that is acceptable to it.

On January 16, 2003, MGE entered into an agreement with Northern Natural Gas Company to amend and extend two existing firm pipeline transportation capacity contracts through October 31, 2011, subject to approval by the PSCW. If these two contracts are amended and extended, estimated fixed monthly payments for natural gas transportation and storage contracts are expected to be $0.3 million higher in 2003, $1.8 million higher in 2004, and $3.7 million higher in 2005, 2006, and 2007. Management expects it would be able to recover these costs in future customer rates.

Environmental

On January 1, 2000, Phase II of the 1990 Federal Clean Air Act amendments took effect, setting new emission limits for sulfur dioxide (SO2) and NOx. MGE's generating units meet those limits. The units were modified well in advance to meet year 2000 NOx requirements. Early modifications at Blount allow MGE to postpone meeting more stringent Phase II NOx requirements at this plant until 2007.

On October 27, 1998, the EPA issued final rules requiring more NOx emission reductions from sources in 22 states and the District of Columbia, including Wisconsin, to reduce the transport of ozone across state boundaries. However, a successful legal challenge resulted in excluding Wisconsin from part of this rule. After further modeling and research, the EPA is expected to revise or amend these rules to impose additional NOx emission reduction requirements on Wisconsin sources in order to help other states meet ambient standards.

MGE is evaluating NOx compliance strategies, including fuel switching, emissions trading, purchased power agreements, new emission control devices, and/or installation of new fuel-burning and clean-coal technologies. Implementing any of these new measures would likely increase capital, operating, and maintenance expenditures.

Wisconsin's acid rain law imposes limitations on SO2 emissions. Blount and MGE's share of Columbia are required to meet a combined SO2 emission rate of 1.20 pounds of SO2 per million Btu. MGE does not anticipate any capital expenditure in order to comply with this standard.

In December 2000, the EPA announced it would create rules to limit the amount of mercury emitted by coal- and oil-fired electric-steam generating facilities. EPA plans to have the proposed rules published no later than December 15, 2003, and final regulations published no later than December 15, 2004. The Wisconsin Department of Natural Resources is also developing rules to limit mercury emissions from coal-fired boilers. The proposed rules require sources emitting mercury to reduce emissions over 15 years. Depending on the outcomes of these regulations, they may require MGE to evaluate emission control options for its facilities in order to comply. These controls would likely increase capital expenditures and operating and maintenance expenses.

In December 2000, February 2001, June 2002, and January 2003, Columbia received Requests for Information from the EPA to evaluate compliance with the Clean Air Act. Alliant, the plant operator, has responded to these requests and has not yet received a response from the EPA. On a broader basis, the EPA is assessing the regulatory consequences of past investments in utility generation, energy efficiency, maintenance, and environmental protection. EPA is also assessing proposed multi-pollutant legislation. The EPA will be recommending clarifications and revisions to these regulatory programs in the future. The plant operator has not informed MGE of any likely increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

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

Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. MGE estimates its future expense to clean up this site could range from $0.1 million to $0.2 million. At December 31, 2002, MGE accrued a $0.1 million liability for these matters.

Chattel Paper Agreement

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables until February 28, 2004. At December 31, 2002 and 2001, respectively, MGE had sold a $6.8 million and $5.6 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of December 31, 2002, MGE has recorded a servicing asset of $0.2 million. In 2002, a gain of $0.2 million was recognized in connection with sale of loan assets. In 2001, no gain or loss was recognized. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2002 and 2001, MGE received approximately $3.3 million and $2.2 million, respectively, of cash from the financial institution for the sale of loan assets. During those same years, payments of $2.4 million and $2.0 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under the guarantee if the customer defaulted on their loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from 1 to 10 years depending on the term of the customer loan. Principal payments for the next five years on the loans are as follows: $1.1 million in 2003, $0.9 million in 2004, $0.8 million in 2005 and 2006, and $0.7 million in 2007.

New Generation

On February 23, 2001, MGE announced that it had secured an option agreement to own a portion of the advanced technology, coal-fired, base-load generation included in We Energies' Power the Future proposal. The proposal includes three, 600-megawatt (MW) coal-fired units of new generation. Pursuant to an amended agreement reached on January 31, 2003, MGE's option is to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants, for up to a maximum of 150 MWs total. This will require an estimated investment over a ten-year period of $150 million to $175 million. We Energies filed its CPCN with the PSCW in early 2002. A decision from the PSCW on the coal facilities is expected in 2003. MGE may exercise its option up to 110 days after PSCW approval is issued.

WCCF

MGE Energy and the University of Wisconsin-Madison (UW) have proposed building a natural gas-fired cogeneration plant to help meet the future needs of the university and MGE customers. This facility is designed to produce steam heat and chilled water air-conditioning for the university and up to 150 MWs of electricity to help meet the growing customer demand in the Madison area. The electric generation assets will be controlled by MGE Power and the steam and chilled water assets will be controlled by the State of Wisconsin. A PSCW decision is expected on the plant during 2003.

In July 2001, MGE entered into a contract with GE Packaged Power Inc. for the purchase of two gas turbines for the cogeneration plant. In June 2002, MGE entered into a contract with General Electric Company for the purchase of a steam turbine. The cost for the turbines is $37.3 million, of which $20.4 million has already been paid. Remaining payments include $16.9 million in 2003. Other miscellaneous equipment contracts total $6.5 million, of which $0.3 million has been paid.

Leases

Future minimum rental payments at December 31, 2002, under agreements classified as operating leases with noncancellable terms in excess of one year are as follows:

In thousands
2003	$1,592
2004	1,013
2005	665
2006	530
2007	524
Thereafter	5,192
Total minimum future lease payments	$9,516

Rental expense under operating leases totaled $1.6 million for each of the years 2002, 2001, and 2000.

9. MGE - ATC

On January 1, 2001, MGE transferred substantially all of its electric transmission facilities to ATC in exchange for approximately a 6% interest in this joint venture. ATC is comprised of Wisconsin investor-owned utilities and some Wisconsin municipal utilities, cooperatives, and power supply agencies.

MGE accounts for this investment on the equity method of accounting. MGE records as equity in earnings of the investee its share of ATC's earnings, amortization of the SFAS No. 109 regulatory liability and deferred investment tax credits related to the transmission assets transferred to ATC. MGE recorded $3.3 million (pretax) of equity earnings from its investment in ATC in 2002.

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million or 2% for MGE to recover deferred costs associated with the ATC formation and ongoing incremental transmission costs during 2001 and 2002. The surcharge will be in effect for a twelve-month period ending October 23, 2003.

On November 21, 2002, MGE and ATC entered into a Generation-Transmission Interconnection agreement related to transmission system upgrades due to the WCCF. MGE issued to the ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. In accordance with the agreement, MGE had to provide ATC with a form of security, such as a Letter of Credit or a collateral account, in the amount of $5.0 million. MGE set up a collateral (escrow) account to satisfy the security interest to ATC until MGE was able to secure a Letter of Credit from a commercial bank, which it received on December 30, 2002. The collateral account was terminated on January 2, 2003. MGE will make an estimated $10 million capital payment for transmission equipment and work done by ATC throughout 2003 related to the WCCF. MGE expects to be reimbursed by ATC for its capital outlay once the project is completed.

10. MGE - Kewaunee

Effective September 23, 2001, MGE sold to WPSC its 17.8% ownership interest in Kewaunee. In exchange for a cash payment of $15.4 million, MGE transferred its net book value of utility plant ($8.2 million), net nuclear fuel ($7.9 million), inventories ($1.5 million), and other assets ($0.1 million). These assets were offset by $2.3 million owed to WPSC. On the closing date, MGE also transferred its Qualified Decommissioning Fund ($65.0 million fair market value) and Nonqualified Decommissioning Fund ($28.1 million fair market value), which decreased accumulated depreciation by an equal amount. This transaction occurred in accordance with an agreement between MGE and WPSC dated September 29, 1998. That agreement required certain continuing obligations of MGE and WPSC after the closing date, as described below.

MGE made monthly contributions to the MGE Nonqualified Decommissioning Fund from September 23, 2001, in the amount of approximately $0.7 million (the level authorized by the PSCW) through December 31, 2002. These costs are currently recovered from customers in rates. MGE's decommissioning liability is limited to the fund balances at the closing date plus all decommissioning collections through 2002. MGE's Nonqualified Decommissioning Fund is shown on the balance sheet in the Utility Plant section. As of December 31, 2002, this fund totaled $8.8 million (pretax fair market value) and is offset by an equal amount recorded in accumulated provision for depreciation. The securities and uninvested cash balances in the fund, net of trust investment expenses and taxes on investment income, were transferred to WPSC Nonqualified Decommissioning Fund on January 3, 2003.

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

A surcharge imposed by the National Energy Policy Act of 1992 requires nuclear power companies to fund the decontamination and decommissioning of US Department of Energy facilities that process nuclear fuel. As a result, the Kewaunee CO-owners are required to pay a surcharge on uranium enrichment services purchased from the federal government prior to October 23, 1992. On an inflation-adjusted basis, MGE's portion of the obligation related to Kewaunee is approximately $1.1 million at December 31, 2002. MGE is required to continue paying its portion of this annual assessment.

In accordance with the agreement, MGE exercised its option in June 2001 to buy electric capacity and energy at a fixed price from WPSC. MGE purchased 90 MWs of electric capacity and energy from September 24, 2001, through December 31, 2002, and will continue to do so through September 23, 2003, to help meet customers' electric needs.

11. WCCF

MGE Energy, through MGE Power and MGE Construct, has assumed responsibility from MGE for the construction and ownership of a proposed natural gas-fired cogeneration facility to be built on the Madison campus of the UW. As planned, the facility would have 20,000 tons of chilled water capacity, 500,000 pounds per hour of steam capacity, and approximately 150 MWs of electricity capacity. The facility would be jointly-owned by the State of Wisconsin, the UW, and MGE Power and would be leased and operated by MGE. The State and the UW would own a controlling interest in the chilled water and steam plants, which would be used to meet the growing UW need for air-conditioning and steam heat capacity. MGE Power would own a controlling interest in the electric generation plant, which would be used to provide electricity to MGE's customers. MGE Construct would be responsible for the construction of the facility.

The ownership, construction, and operation of the facility requires various state approvals as well as the completion of definitive agreements, including a construction agreement. As part of this process, the State is reviewing its alternatives before entering final agreements. Depending on the approval process, construction could start in 2003, with the facility coming on-line in 2005. MGE also requires PSCW approval in order to lease and operate the facility. On October 21, 2002, the PSCW deemed MGE's CPCN application complete. A PSCW decision is expected on MGE's participation in the facility during 2003.

The facility is expected to cost approximately $180 million. On November 29, 2002, the State paid $11.9 million to MGE for its share of those costs under a September 2002 Pre-Certification Cost Sharing Agreement between MGE and the State. On December 31, 2002, MGE Power reimbursed MGE for the remainder of those costs as a part of MGE Power's assumption of the project. As of December 31, 2002, MGE Power had incurred $18.9 million of costs on the project, which is reflected as construction work in progress on MGE Energy's consolidated balance sheets. These costs largely represent amounts paid under long-lead time equipment contracts in order to meet project schedules, although, as noted, several approvals remain outstanding. A failure to obtain these approvals could terminate the project and could result in the write-off of these costs to the extent that the associated equipment and efforts cannot be put to alternative uses.

12. MGE - Purchased Power Agreements

MGE has several purchased power agreements with various counterparties. Some of the counterparties have experienced severe liquidity issues. MGE management and external counsel have been reviewing the situation and at this time cannot determine what the impacts, if any, there would be.

13. MGE - Segments of Business

MGE has two main business segments, electric and gas, which are both regulated. The electric business generates and distributes electricity and contracts for transmission service. The gas business purchases and distributes natural gas and contracts for the transportation of natural gas. The table below shows key information about MGE's electric and gas operations, including the distribution of net assets, for the years ended December 31.

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

(In thousands)	2002	2001	2000
Electric Operations
Gross operating revenues	$225,453	$203,570	$203,553
Interdepartmental revenues eliminated	(466)	(392)	(377)
Total revenues	224,987	203,178	203,176
Operation and maintenance expenses	149,914	129,009	124,101
Depreciation and amortization	23,072	29,791	29,137
Other general taxes	8,514	8,634	8,296
Pretax operating income	43,487	$ 35,744	$ 41,642
Income tax provision	12,442	10,353	11,534
Net operating income	$ 31,045	$ 25,391	$ 30,108

Electric Construction and Nuclear Fuel Expenditures	$ 43,873	$ 33,722	$ 65,312

Gas Operations
Gross operating revenues	$126,639	$136,638	$127,038
Interdepartmental revenues eliminated	(4,530)	(6,105)	(6,106)
Total revenues	122,109	130,533	120,932
Operation and maintenance expenses	98,814	109,672	99,229
Depreciation and amortization	6,290	5,868	5,944
Other general taxes	2,347	2,230	1,884
Pretax operating income	14,658	$ 12,763	$ 13,875
Income tax provision	5,131	3,483	3,882
Net operating income	$ 9,527	$ 9,280	$ 9,993

Gas Construction Expenditures	$ 15,033	$ 8,244	$ 8,294

Assets (December 31)
Electric	$415,849	$372,997	$395,622
Gas	139,608	131,174	123,486
Assets not allocated	52,799	39,903	52,496
Total	$608,256	$544,074	$571,604

14. Quarterly Summary of Operations (Unaudited)

(In thousands, except per-share amounts)	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2002
Operating revenues:
Regulated electric revenues	$50,820	$54,464	$67,953	$51,750
Regulated gas revenues	47,452	19,540	11,477	43,640
Total	98,272	74,004	79,430	95,390
Operating expenses	78,001	64,816	59,962	86,187
Operating income	20,271	9,188	19,468	9,203
Interest and other income	(2,220)	(2,457)	(1,769)	(3,764)
Income tax provision	(7,029)	(2,312)	(7,209)	(2,177)
Earnings on common stock	$11,022	$4,419	$10,490	$3,262
Earnings per common share	$0.64	$0.26	$0.60	$0.19
Dividends per share	$0.333	$0.333	$0.336	$0.336

2001
Operating revenues:
Regulated electric revenues	$49,438	$50,686	$56,432	$46,622
Regulated gas revenues	72,592	19,576	9,499	28,866
Total	122,030	70,262	65,931	75,488
Operating expenses	104,647	59,766	56,244	64,547
Operating income	17,383	10,496	9,687	10,941
Interest and other income	(1,809)	(1,600)	(280)	(1,515)
Income tax provision	(5,960)	(3,490)	(3,410)	(3,081)
Earnings on common stock before cumulative effect of a change in accounting principle	9,614	5,406	5,997	6,345
Cumulative effect of a change in accounting principle, net of tax benefit of $78	(117)	-	-	-
Earnings on common stock	$ 9,497	$ 5,406	$ 5,997	$ 6,345
Income before cumulative effective of a change in accounting principle	$0.58	$0.32	$0.36	$0.37
Cumulative effect of a change in accounting principle	(0.01)	-	-	-
Earnings per common share	$0.57	$0.32	$0.36	$0.37
Dividends per share	$0.331	$0.331	$0.333	$0.333
Notes:

- The quarterly results of operations within a year are not comparable because of seasonal and other factors.

- The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent 12-month period due to rounding.

MGE Energy's operations are based primarily on its utility subsidiary MGE.

Fourth Quarter 2002 vs. 2001

MGE's fourth quarter earnings reflected an increase in electric and gas revenues, attributed to colder weather during the fourth quarter of 2002. Increased operating expenses lowered operating income during this same time period. Higher fuel and purchased power costs during the fourth quarter resulted from the increased cost of gas used for electric generation and a higher volume of purchased power. Operations and maintenance expenses were higher due to rising health care, pension and other employee benefits, increased transmission wheeling costs, injuries and damages, and outside services. The decrease in other income in 2002 is attributed to a 2001 weather hedge benefit, due to abnormally warm weather in November and December 2001.

Third Quarter 2002 vs. 2001

MGE's utility revenues increased during the third quarter 2002 due in large part to in increase in electric retail sales. In the third quarter 2001, electric revenues were decreased by approximately $4.5 million (pretax), reflecting a revised estimate of electric unbilled revenues. Purchased power increased primarily due to MGE purchasing 90 MWs of electric capacity from WPSC to replace MGE's share of Kewaunee that it sold in 2001. The increased purchased power costs were somewhat offset by decreases in operations, maintenance and depreciation expense related to the Kewaunee plant. Other income decreased in the third quarter of 2002 primarily due to decreased decommissioning earnings. The lower decommissioning earnings are also reflected in the decrease in depreciation expense.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

PART III.

Item 10. Directors and Executive Officers of the Registrants.

MGE Energy

Directors

Information concerning the Directors of MGE Energy is contained in the definitive proxy statement under the section "Election of Directors" filed prior to April 30, 2003, with the Securities and Exchange Commission, which is incorporated herein by reference.

Executive Officers (elected annually by Directors)

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter* Age: 48	Chairman of the Board, President and Chief Executive Officer President and Chief Executive Officer	02/01/02 02/01/00	13
Lynn K. Hobbie** Age: 44	Senior Vice President Vice President - Marketing	02/01/00 05/01/96	8
Mark T. Maranger** Age: 54	Senior Vice President, MGE President and CEO, Wisconsin Fuel and Light Company	04/09/01 1996-2001	1
James G. Bidlingmaier** Age: 56	Vice President - Admin. and Chief Information Officer Executive Director - Information Management Systems	02/01/00 09/01/94	3
Kristine A. Euclide** Age: 50	Vice President and General Counsel, MGE Partner, in the law firm of Stafford Rosenbaum LLP Executive Assistant to County Executive of Dane County, WI in which capacity she served as a senior policy advisor to the chief-elected official in Dane County.	11/15/01 1982-05/97 06/99-11/01 05/97-05/99	1
Terry A. Hanson* Age: 51	Vice President, Chief Financial Officer and Secretary Vice President and Chief Financial Officer Vice President - Finance	10/01/01 05/01/00 11/01/97	11
Jeffrey C. Newman* Age: 40	Vice President and Treasurer Treasurer	01/01/01 11/01/97	5

Note: Ages, years of service and positions as of February 1, 2003.

*Executive officer of MGE Energy and MGE
**Executive officer of MGE

Item 11. Executive Compensation. (See Item 12.)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in MGE Energy's definitive proxy statement under the section "Executive Compensation," not including "Report on Executive Compensation" and "Company Performance," and under the section "Beneficial Ownership of Common Stock by Directors and Executive Officers" filed with the Securities and Exchange Commission prior to April 30, 2003, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

MGE Energy and MGE

None.

Item 14. Controls and Procedures.

MGE Energy

Within the 90 days prior to the filing of this report, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the Securities and Exchange Commission (SEC). These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE Energy's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE Energy does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

As of February 5, 2003, these officers concluded that, subject to the limitations noted above, the design of the disclosure controls and procedures provides reasonable assurance that they can accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE Energy's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MGE

Within the 90 days prior to the filing of this report, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is made known to MGE's management, including these officers, by other employees of MGE, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE does not control or manage certain of its unconsolidated entities and as such, the disclosure controls and procedures with respect to such entities are more limited than those it maintains with respect to its consolidated subsidiaries.

As of February 5, 2003, these officers concluded that, subject to the limitations noted above, the design of the disclosure controls and procedures provides reasonable assurance that they can accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no significant changes in MGE's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements

MGE Energy, Inc.
Report of Independent Accountants
Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Capitalization as of December 31, 2002 and 2001
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

Madison Gas and Electric Company
Report of Independent Accountants
Statements of Income for the years ended December 31, 2002, 2001, and 2000
Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000
Balance Sheets as of December 31, 2002 and 2001
Statements of Capitalization as of December 31, 2002 and 2001
Statements of Common Equity and Comprehensive Income as of December 31, 2002, 2001, and 2000
Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedule II - Valuation and Qualifying Accounts for MGE Energy, Inc. and Madison Gas and Electric Company.

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

3. All Exhibits Including Those Incorporated by Reference.

Exhibits. An asterisk (*) indicates a management contract or compensatory plan or arrangement.

3.1 Amended and Restated Articles of Incorporation of the Registrant are incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-72694.)

3.2 Amended and Restated By-Laws of the Registrant are incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-72694.)

3.3 Articles of Incorporation as in effect at May 6, 1996. (Incorporated by reference to Exhibit 3.(i) with 1996 Form 10-K in File No. 0-1125.)

3.4 Amended Bylaws as in effect at August 16, 2002.

4.1 Indenture of Mortgage and Deed of Trust between MGE and Firstar Trust Company, as Trustee, dated as of January 1, 1946, and filed as Exhibit 7-D to SEC File No. 0-1125 and the following indentures supplemental thereto are incorporated herein by reference:

Supplemental Indenture	Dated as of	Exhibit No.	SEC File No.
Seventeenth	02/01/1993	4F	0-1125 (1992 10-K)

4.2 Indenture between MGE and Bank One, N.A., as Trustee, dated as of September 1, 1998. (Incorporated by reference to Exhibit 4B with 1999 Form 10-K in File No. 0-1125.)

10.1 Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Incorporated by reference to Exhibit 4.09 in File No. 2-27308.)

10.2 Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973, amending Exhibit 5.04. (Incorporated by reference to Exhibit 5.04A in File No. 2-48781.)

10.3 Copy of revised Agreement for Construction and Operation of Columbia Generating Plant with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973. (Incorporated by reference to Exhibit 5.07 in File No. 2-48781.)

10.4* Form of Severance Agreement. (Incorporated by reference to Exhibit 10F with 1994 Form 10-K in File No. 0-1125.)

12 Statement regarding computation of ratio of earnings to fixed charges.

12.1 MGE Energy, Inc.

12.2 Madison Gas and Electric Company

21 Subsidiaries of MGE Energy, Inc.

23 Consent of Independent Accountants.

23.1 MGE Energy, Inc.

23.2 Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2002, filed by the following officers for the following companies:

Exhibit 99-1 - Filed by Gary J. Wolter for MGE Energy, Inc.
Exhibit 99-2 - Filed by Terry A. Hanson for MGE Energy, Inc.
Exhibit 99-3 - Filed by Gary J. Wolter for Madison Gas and Electric Company
Exhibit 99-4 - Filed by Terry A. Hanson for Madison Gas and Electric Company

4. Reports on Form 8-K.

No current report on Form 8-K was filed for the quarter ended December 31, 2002.

Schedule II
MGE Energy, Inc. and Madison Gas and Electric Company
Valuation and Qualifying Accounts

		Additions
	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Net Accounts written off	Balance at end of period
Fiscal Year 2000: Accumulated provision for uncollectibles	(1,391,057)	(2,032,909)	-	1,352,862	(2,071,104)
Fiscal Year 2001: Accumulated provision for uncollectibles	(2,071,104)	(2,887,124)	-	1,193,901	(3,764,327)
Fiscal Year 2002: Accumulated provision for uncollectibles	(3,764,327)	(1,149,000)	-	2,254,073	(2,659,254)

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE ENERGY, INC. (Registrant)

Date: March 26, 2003	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

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

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY (Registrant)

Date: March 26, 2003	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2003.

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

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Gary J. Wolter, certify that:

1. I have reviewed this annual report on Form 10-K of MGE Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer
March 26, 2003

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Terry A. Hanson, certify that:

1. I have reviewed this annual report on Form 10-K of MGE Energy, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary
March 26, 2003

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Gary J. Wolter, certify that:

1. I have reviewed this annual report on Form 10-K of Madison Gas and Electric Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer
March 26, 2003

Certification Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934

I, Terry A. Hanson, certify that:

1. I have reviewed this annual report on Form 10-K of Madison Gas and Electric Company.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary
March 26, 2003