Form 10-Q
period 2004-03-30
MADISON GAS & ELECTRIC CO
filed 2004-05-10
CIK 61339

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:
March 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

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
www.mge.com and/or www.mgeenergy.com (Web sites)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrants are an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy Yes [X] No [ ] Madison Gas and Electric Company Yes [ ] No [X]

Number of shares outstanding of each class of common stock as of May 10, 2004
MGE Energy, Inc.	Common stock, $1.00 par value, 18,613,902 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

Filing Format

Forward-Looking Statements

Where to Find More Information

Definitions

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

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

Item 6. Exhibits and Reports on Form 8-K.

Signatures - MGE Energy, Inc.

Signatures - Madison Gas and Electric Company

PART I. FINANCIAL INFORMATION.

Filing Format

This combined Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a substantial portion of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information.

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions--especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Some of those risks and uncertainties include:

- Weather, which enters into the calculation of MGE's rates for service and which affects the demand for electricity and gas and the projected and actual need for electric generation capacity to serve customers.

- Economic and market conditions in MGE's service territory, which affect demand for electricity and gas and, consequently, our revenues and expenses as well as capital investment requirements to extend, improve, or reinforce the existing electricity and gas distribution systems.

- Magnitude and timing of capital expenditures, which affect capital needs, financing costs, and operating expenses.

- Regulatory environment in which we operate, which can affect the way in which we do business as well as the accounting treatment of expenses that we incur and our ability to continue carrying specified assets and liabilities on our books.

- Environmental regulation, which can affect the way in which we operate, our operating expenses, and our capital expenditures.

- Availability and cost of power supplies, which affect operating expenses and capital expenditure decisions with respect to sources of new generation.

- Completion of the West Campus Cogeneration Facility at the University of Wisconsin-Madison, which provides MGE Energy with an opportunity if construction is completed on or ahead of schedule, but exposes it to liquidated damages if construction is delayed or the facility fails to operate according to specifications.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the Web site maintained by the SEC at http://www.sec.gov, MGE Energy's Web site at http://www.mgeenergy.com, and MGE's Web site at http://www.mge.com. Copies may be obtained from our Web sites free of charge.

Definitions

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AEP	American Electric Power Company Inc.
AFUDC	allowance for funds used during construction
AMR	automated meter reading
ATC	American Transmission Company LLC
Alliant	Alliant Energy Corporation
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CPCN	Certificate of Public Convenience and Necessity
CO2	carbon dioxide
Columbia	Columbia Energy Center
DNR	Wisconsin Department of Natural Resources
DOA	Wisconsin Department of Administration
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Interpretation No.
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
interconnection agreement	Generation-Transmission Interconnection Agreement
heating degree days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MGE Energy	MGE Energy, Inc.
MGE Construct	MGE Construct LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE	Madison Gas and Electric Company
MGE Power	MGE Power LLC
Midwest ISO	Midwest Independent System Operator
Moody's	Moody's Investors Service, Inc.
MW	megawatt
Nasdaq	The Nasdaq National Stock Market
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly known as the NOx SIP Call)
PGA clause	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
SO2	sulfur dioxide
the State	State of Wisconsin
UW	University of Wisconsin-Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
Working capital	current assets less current liabilities
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Regulated utility operations	$134,599	$128,494
Nonregulated operations	682	-
Total Revenues	135,281	128,494

Expenses:
Fuel for electric generation	11,239	10,581
Purchased power	11,996	14,366
Natural gas purchased	51,715	50,813
Other operations and maintenance	27,135	26,530
Depreciation and amortization	6,061	5,712
Other general taxes	3,310	3,041
Total Operating Expenses	111,456	111,043
Operating Income	23,825	17,451

Other income	1,579	894
Interest expense	(2,851)	(2,929)
Income before income taxes	22,553	15,416
Income tax provision	(8,909)	(6,041)
Net Income	$ 13,644	$ 9,375

Total Comprehensive Income	$ 13,644	$ 9,375

Earnings per Share of Common Stock (basic and diluted)	$0.74	$0.53

Dividends paid per share of common stock	$0.338	$0.336

Average Shares Outstanding (basic and diluted)	18,426	17,633

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$13,644	$ 9,375
Items not affecting cash:
Depreciation and amortization	6,061	5,712
Deferred income taxes	430	855
Amortization of investment tax credits	(125)	(129)
Other	(141)	(104)
Equity in earnings of ATC	(1,096)	(888)
Dividend income from ATC	674	580
Prepayment to ATC	-	5,000
Gain on the sale of property	579	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	24,215	8,085
(Decrease)/increase in current liabilities	(9,111)	12,943
Other noncurrent items, net	1,277	5,179
Cash Provided by Operating Activities	36,407	46,608

Investing Activities:
Capital expenditures	(18,260)	(29,778)
ATC - capital call	(891)	-
Other	695	16
Cash Used for Investing Activities	(18,456)	(29,762)

Financing Activities:
Issuance of common stock	6,810	4,006
Cash dividends on common stock	(6,239)	(5,923)
Short-term debt (repayments)/borrowings, net	(10,500)	138
Cash Used for Financing Activities	(9,929)	(1,779)

Change in Cash and Cash Equivalents	8,022	15,067
Cash and cash equivalents at beginning of period	2,020	685
Cash and cash equivalents at end of period	$10,042	$15,752

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	March 31, 2004	Dec. 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 10,042	$ 2,020
Restricted cash	2,613	3,364
Accounts receivable, less allowance for doubtful accounts of $2,844 and $2,735, respectively	40,966	37,713
Unbilled revenues	16,969	21,644
Materials and supplies, at lower of average cost or market	8,344	7,851
Fossil fuel, at lower of average cost or market	4,578	5,054
Stored natural gas, at lower of average cost or market	3,713	18,598
Prepaid taxes	6,908	14,063
Other prepayments	1,386	2,156
Total Current Assets	95,519	112,463

Deferred Charges	42,152	40,420

Property, Plant, and Equipment, Net	454,563	449,022
Construction work in progress	91,901	88,489
Total Property, Plant, and Equipment	546,464	537,511

Other Property and Investments	32,615	31,293

Total Assets	$716,750	$721,687

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt - due within one year	$ 20,000	$ 20,000
Short-term debt	21,180	31,680
Accounts payable	25,763	35,043
Accrued taxes	4,235	-
Accrued interest	3,533	2,968
Other current liabilities	11,243	15,874
Total Current Liabilities	85,954	105,565

Other Credits:
Deferred income taxes	75,955	75,525
Investment tax credit - deferred	4,766	4,891
Regulatory liabilities	29,895	34,469
Other deferred liabilities	40,678	35,963
Total Other Credits	151,294	150,848

Capitalization:
Common stockholders' equity	277,285	263,070
Long-term debt	202,217	202,204
Total Capitalization	479,502	465,274

Commitments and contingencies	-	-

Total Liabilities and Capitalization	$716,750	$721,687

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating Revenues:
Regulated electric revenues	$59,911	$56,099
Regulated gas revenues	74,688	72,395
Total Operating Revenues	134,599	128,494

Operating Expenses:
Fuel for electric generation	11,239	10,581
Purchased power	11,996	14,366
Natural gas purchased	51,715	50,813
Other operations and maintenance	27,064	26,515
Depreciation and amortization	6,061	5,712
Other general taxes	3,303	3,040
Income tax provision	8,108	5,722
Total Operating Expenses	119,486	116,749
Net Operating Income	15,113	11,745

Other Income and Deductions:
AFUDC - equity funds	141	104
Equity earnings in ATC	1,096	888
Income tax provision	(325)	(324)
Other deductions	(293)	(159)
Total Other Income and Deductions	619	509
Income before interest expense	15,732	12,254

Interest Expense:
Interest on long-term debt	2,815	2,893
Other interest	38	32
AFUDC - borrowed funds	(56)	(54)
Net Interest Expense	2,797	2,871
Net Income	$12,935	$ 9,383

Total Comprehensive Income	$12,935	$ 9,383

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$12,935	$ 9,383
Items not affecting cash:
Depreciation and amortization	6,061	5,712
Deferred income taxes	429	855
Amortization of investment tax credits	(125)	(129)
AFUDC - equity funds	(141)	(104)
Equity in earnings of ATC	(1,096)	(888)
Dividend income from ATC	674	580
Prepayment to ATC	-	5,000
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	25,085	7,827
(Decrease)/increase in current liabilities	(9,228)	15,335
Other noncurrent items, net	1,692	5,145
Cash Provided by Operating Activities	36,286	48,716

Investing Activities:
Capital expenditures	(18,260)	(13,592)
AFUDC - borrowed funds	(56)	(54)
ATC - capital call	(891)	-
Other	751	70
Cash Used for Investing Activities	(18,456)	(13,576)

Financing Activities:
Equity contributions from parent	4,478	4,900
Cash dividends to parent	(6,171)	(11,804)
Affiliate financing of WCCF	7,669	-
Short-term debt repayments	(15,500)	(13,500)
Other	(82)	-
Cash Used for Financing Activities	(9,606)	(20,404)

Change in Cash and Cash Equivalents	8,224	14,736
Cash and cash equivalents at beginning of period	450	218
Cash and cash equivalents at end of period	$ 8,674	$14,954

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

ASSETS	March 31, 2004	Dec. 31, 2003
Utility Plant (At Original Cost, in Service):
Electric	$582,050	$573,326
Gas	234,081	232,401
Gross plant in service	816,131	805,727
Less accumulated provision for depreciation	(361,568)	(356,705)
Net plant in service	454,563	449,022
Construction work in progress	91,901	88,489
Total Utility Plant	546,464	537,511
Other property and investments	2,727	2,679
Investment in ATC	29,199	27,886
Total Other Property and Investments	31,926	30,565
Current Assets:
Cash and cash equivalents	8,674	450
Restricted cash	2,613	3,364
Accounts receivable, less allowance for doubtful accounts of $2,844 and $2,735, respectively	37,064	34,453
Unbilled revenues	16,969	21,644
Materials and supplies, at lower of average cost or market	8,344	7,851
Fossil fuel, at lower of average cost or market	4,578	5,054
Stored natural gas, at lower of average cost or market	3,713	18,598
Prepaid taxes	6,908	14,305
Other prepayments	1,372	2,128
Total Current Assets	90,235	107,847
Special billing projects	17,042	14,574
Regulatory assets	9,239	8,241
Other deferred charges	15,807	17,334
Total Assets	$710,713	$716,072
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$268,060	$256,819
Long-term debt	202,217	202,204
Total Capitalization	470,277	459,023
Current Liabilities:
Long-term debt - due within one year	20,000	20,000
Short-term debt - commercial paper	-	15,500
Accounts payable	24,280	32,826
Affiliate payables	26,587	18,918
Accrued taxes	3,517	-
Accrued interest	3,532	2,967
Other current liabilities	10,894	15,658
Total Current Liabilities	88,810	105,869
Other Credits:
Deferred income taxes	76,035	75,606
Investment tax credit - deferred	4,766	4,891
Regulatory liabilities	29,895	34,469
Pension liability	33,060	29,947
Other deferred liabilities	7,870	6,267
Total Other Credits	151,626	151,180
Commitments and contingencies	-	-
Total Capitalization and Liabilities	$710,713	$716,072

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2004

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of March 31, 2004, and for the three months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2003, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 55 through 84 of the 2003 Form 10-K. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2004 presentation.

1. Basis of Consolidation - MGE.

MGE Power West Campus was created for the purpose of owning new generating assets including WCCF. These new generating assets are for the primary benefit of MGE's customers. The long-term lease arrangement between MGE and MGE Power West Campus creates a VIE relationship under FIN No. 46R (see Footnote 8c.). MGE is considered the primary beneficiary to this VIE because it will absorb a majority of the entity's expected losses, residual returns, or both. Therefore, MGE Power West Campus has been consolidated into MGE in accordance with FIN No. 46R as of December 31, 2003.

The consolidation of MGE Power West Campus resulted in an increase to construction work in progress of $56.2 million, an increase in long-term debt of $30.0 million, and affiliate payables of $26.6 million at March 31, 2004. As MGE Power West Campus had no significant operations, the consolidation of this entity by MGE did not have a material impact on the consolidated statements of income for the three months ended March 31, 2004.

2. Per-Share Amounts - MGE Energy.

Earnings per share of MGE Energy common stock are computed on the basis of the weighted average of the daily number of shares outstanding in accordance with SFAS No. 128. For the three months ended March 31, 2004 and 2003, respectively, there were 18,426,065 and 17,633,459 shares outstanding. Dividends declared and paid per share of common stock for the same three-month periods were $0.338 and $0.336, respectively.

3. Rate Matters - MGE.

On May 5, 2004, MGE filed with the PSCW a request to increase electric rates by 8.5% and decrease gas rates by 1.0%. The electric rate request includes costs of commercial operation of WCCF and increased transmission expenses. The PSCW is conducting its audit during the three-month period ended July 2004. An order is expected in the beginning of 2005.

Under the fuel rules, if electric fuel costs are outside a 3.0% range higher or lower than the level set by the PSCW, MGE can apply for a fuel surcharge or may be required to return a fuel credit to its customers. MGE is allowed to retain fuel savings 3% under and may collect from customers fuel costs 3% over the level set in its most recent order. During 2003, MGE submitted an application for a fuel cost credit. On August 14, 2003, the PSCW approved an interim fuel cost credit of $.00099 per kWh. The PSCW also required a full review of the actual and forecasted costs for 2003 with MGE's fuel rates subject to refund. The fuel credit began on August 14, 2003, and ended on January 13, 2004. The fuel credit from January 1 through January 13, 2004, totaled $0.4 million. The total fuel credit through March 31, 2004, totaled $4.4 million, of which $1.3 million represents the interim fuel credit and $3.1 million is the estimate for the additional fuel credit to be refunded to customers. The additional fuel credit of $3.1 million was credited to customers in the first quarter of 2004.

On January 14, 2004, the PSCW authorized MGE to increase annual revenues by $12.8 million. The increase covers rising fuel costs for electric generation and addresses increased system demands for both gas and electric.

Effective March 1, 2003, the PSCW authorized MGE to increase annual revenues by $27.1 million. The increase covered rising fuel costs and addressed increased system demands and costs to complete a new AMR project.

Effective October 24, 2002, the PSCW authorized an electric rate surcharge of $4.5 million to recover deferred costs associated with forming ATC and ongoing incremental transmission costs during 2001 and 2002. The surcharge was in effect for a twelve-month period ended October 23, 2003 (see Footnote 10 for additional information on ATC).

4. Capitalization Matters - MGE Energy.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with BOCM. Under the terms of this Agreement, MGE Energy may periodically offer and sell up to 1,600,000 shares of its common stock through BOCM as its sales agent or to BOCM as principal. The sales will be made pursuant to a shelf registration statement MGE Energy filed with the SEC and has been declared effective.

Under the Agreement, MGE Energy has sold 80,000 shares of its common stock during the three months ended March 31, 2004, for net proceeds of $2.4 million.

MGE Energy also issues new shares of its common stock through its Dividend Reinvestment and Direct Stock Purchase Plan. For the three months ended March 31, 2004, MGE Energy has issued 145,000 new shares of common stock under this plan for net proceeds of $4.4 million.

5. Supplemental Cash Flow Information - MGE Energy and MGE.

Cash payments for interest, net of amounts capitalized, and cash payments/receipts for income taxes were as follows:

MGE Energy (In thousands)	Three Months Ended March 31,
	2004	2003
Interest paid, net of amounts capitalized	$2,368	$2,395
Income taxes paid	-	750
Income taxes refunded	-	3,159

MGE (In thousands)	Three Months Ended March 31,
	2004	2003
Interest paid, net of amounts capitalized	$2,283	$2,395
Income taxes paid	-	750
Income taxes refunded	-	3,159

6. Property, Plant, and Equipment - MGE Energy.

MGE Energy, through its subsidiary MGE Power West Campus, calculates capitalized interest in accordance with SFAS No. 34, Capitalizing Interest Costs, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds and the interest rate related to MGE Power West Campus' long-term debt. For the three months ended March 31, 2004, MGE Energy recorded $0.5 million in capitalized interest related to the cogeneration facility being constructed on the west campus of the UW.

7. Pension and Postretirement Plans - MGE.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(In thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$1,264	$ 816	$ 519	$ 430
Interest cost	2,680	1,915	868	774
Expected return on assets	(2,805)	(1,677)	(208)	(149)
Amortization of:
Transition obligation	76	25	107	104
Prior service cost	128	115	47	45
Actuarial gain	263	345	302	275
SFAS 87 cost	$1,606	$1,539	$1,635	$1,479
SFAS 88 charges:
Special termination benefit	-	67	-	-
Net periodic benefit cost	$1,606	$1,606	$1,635	$1,479

8. Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a. SFAS No. 143.

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. MGE Energy and MGE were required to adopt SFAS No. 143 as of January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement, obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE. At March 31, 2004, this liability is estimated at $1.4 million and included in other deferred liabilities.

At the point the liability for asset retirement is incurred, SFAS No. 143 requires capitalization of the costs to the related asset, property, plant, and equipment, net. For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property. At the date of adoption, the depreciation expense for past periods was recorded as a regulatory asset in accordance with SFAS No. 71 because MGE believes the PSCW will allow it to recover these costs in future rates. Current depreciation of the asset retirement cost is also being deferred as a regulatory asset under SFAS No. 71. MGE applies SFAS No. 71 and recognizes regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when MGE would recognize these costs under SFAS No. 143.

The initial liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers.

MGE also may have asset retirement obligations relating to various assets, such as combustion turbine generating units, small distributed generating units, aboveground and underground storage tanks, facilities located at Columbia (co-owned with Alliant and WPSC), and certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement, but also include some facilities located on property owned by MGE. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related assets.

The following table shows costs as of December 31, 2003, and changes to the asset retirement obligation and accumulated depreciation during the three months ended March 31, 2004.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2003	$686	$675	$1,361	$175
Changes through March 31, 2004	-	21	21	6
Balance, March 31, 2004	$686	$696	$1,382	$181

As of March 31, 2004, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($696,000) and accumulated depreciation ($181,000) or $877,000.

MGE made a significant reclassification related to the reporting of accumulated costs of removal that are non-SFAS 143 obligations. The reclassification removed the costs from accumulated depreciation and recorded them as a regulatory liability.

b. FIN No. 45.

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2005. Loans totaling less than $0.1 million have been sold to the financial institution during 2004. The liability for the fair value of the obligation associated with these loans is not material.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.7 million in 2004, $0.9 million in 2005, and $0.8 million in 2006, 2007, and 2008.

c. FIN No. 46R.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN No. 46R. FIN No. 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN No. 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN No. 46R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE pursuant to FIN No. 46R, as the equity investment at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual, or both. The VIE was consolidated into MGE as of December 31, 2003.

d. SFAS No. 149.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts for hedging activities. SFAS No. 149 amends certain other existing pronouncements. The amendments will result in a more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on the consolidated financial statements.

e. SFAS No. 150.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003, for financial instruments entered into or modified after May 31. 2003, except for mandatorily redeemable financial instruments of nonpublic entities which will be effective for interim periods beginning after December 15, 2003. Adoption of this statement did not have a material impact on the consolidated financial statements.

f. EITF 03-11.

The EITF of the FASB reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133" and "Not Held for Trading Purposes" as Defined in Issue No. 02-3. Issue No. 03-11 specifies that whether realized gains and losses on physically settled derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgement that depends on the relevant facts and circumstances. EITF No. 03-11 had no impact on the consolidated financial statements.

9. West Campus Cogeneration Facility - MGE Energy and MGE.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, is building a natural gas-fired cogeneration facility on the UW campus. As planned, the facility will have capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus will jointly own the facility. The UW will own a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus will own a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE will lease the assets owned by MGE Power West Campus and will operate the entire facility. MGE Construct will be responsible for the construction of the facility. A PSCW order approving the issuance of a CPCN for the WCCF was received on October 9, 2003. The ownership, construction, and operation of the facility have received various other state approvals, and the parties have entered into definitive agreements including a construction agreement. Construction on the project commenced in October 2003, and it is estimated that the project will be completed by spring 2005. In the first quarter of 2004, MGE Construct received a service fee of $0.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period.

Pursuant to the WCCF lease, MGE Power West Campus began billing MGE for carrying costs on WCCF. The carrying costs billed to MGE started on January 29, 2004, the date MGE received approval from the PSCW to defer these costs, and will continue through construction of the project. Carrying costs totaled $1.1 million in the first quarter of 2004.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks related to some of the executed agreements. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, including paying liquidated damages relating to failure to achieve the Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

The expected cost to construct WCCF is approximately $185 million in total, of which $105 million is MGE Power West Campus' estimated portion. As of March 31, 2004, MGE Power West Campus had incurred $56.2 million of costs on the project, which is reflected in construction work in progress on MGE Energy's consolidated balance sheets. These costs represent amounts paid for equipment as well as other costs associated in construction of the facility.

10. ATC - MGE.

As of March 31, 2004, MGE holds a 5% interest in ATC and accounts for the investment under the equity method of accounting due to its ability to exercise significant control over management activities. MGE has a seat on the board of directors and owns 20% of the voting stock of ATC Management, Inc., which manages and operates ATC. MGE records as equity in earnings of the investee its share of ATC's earnings, amortization of the SFAS No. 109 regulatory liability, and deferred investment tax credits related to the transmission assets transferred to ATC. During the first quarter of 2004, MGE recorded equity earnings from its investment in ATC of $1.1 million (pretax). MGE recorded transmission expense from ATC of $3.3 million for the three months ended March 31, 2004.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. MGE has advanced funds for construction to ATC for transmission equipment related to WCCF in the amounts of $1.6 million for the three months ended March 31, 2004. The total advanced to ATC for this project is $12.1 million as of March 31, 2004. MGE will be reimbursed by ATC upon completion of the project.

MGE has agreed to make an additional capital commitment to ATC in 2004. In the first quarter of 2004, MGE made its first of four capital installments to ATC of $0.9 million and has committed to a total of $3.6 million.

11. Segment Information - MGE Energy and MGE.

MGE Energy and MGE operate in three business segments: electric utility operations, gas utility operations, and nonregulated energy operations. The electric utility business generates and distributes electricity and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas.

The nonregulated energy operations are conducted through MGE Energy; MAGAEL, LLC; Central Wisconsin Development Corporation; MGE Power; MGE Power West Campus; and MGE Construct. These subsidiaries have been formed to own and construct new electric generating capacity and are currently undertaking the construction of WCCF, a 150-MW cogeneration plant on the UW campus. Construction on this facility started in the fall of 2003. The table below shows key information about all three of these segments, including the distribution of net assets, for the three months ended March 31, 2003 and 2004.

MGE's general corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Corporate assets consist primarily of cash and cash equivalents and deferred taxes.

The following table shows segment information for MGE Energy's operations:

(In thousands)
MGE Energy Three Months Ended March 31, 2004	Electric	Gas	Nonregulated	Total
Gross operating revenues	$ 60,022	$ 77,680	$ 682	$ 138,384
Interdepartmental revenues	(111)	(2,992)	-	(3,103)
Depreciation and amortization	(4,256)	(1,805)	-	(6,061)
Other operating expenses	(48,506)	(64,919)	(879)	(114,304)
Operating income	$ 7,149	$ 7,964	$(197)	$ 14,916

Three Months Ended March 31, 2003
Gross operating revenues	$ 56,206	$ 74,400	$ -	$ 130,606
Interdepartmental revenues	(107)	(2,005)	-	(2,112)
Depreciation and amortization	(4,008)	(1,704)	-	(5,712)
Other operating expenses	(48,009)	(63,028)	(335)	(111,372)
Operating income	$ 4,082	$ 7,663	$(335)	$ 11,410

The electric and gas utility operations segments represent all of the revenue-generating segments for MGE and a majority of the revenue for MGE Energy. The following table shows segment information for MGE's operations:

(In thousands)
MGE Three Months Ended March 31, 2004	Electric	Gas	Nonregulated	Total
Gross operating revenues	$ 60,022	$ 77,680	$ -	$ 137,702
Interdepartmental revenues	(111)	(2,992)	-	(3,103)
Depreciation and amortization	(4,256)	(1,805)	-	(6,061)
Other operating expenses	(48,506)	(64,919)	-	(113,425)
Operating income	$ 7,149	$ 7,964	$ -	$ 15,113

Three Months Ended March 31, 2003
Gross operating revenues	$ 56,206	$ 74,400	$ -	$ 130,606
Interdepartmental revenues	(107)	(2,005)	-	(2,112)
Depreciation and amortization	(4,008)	(1,704)	-	(5,712)
Other operating expenses	(48,009)	(63,028)	-	(111,037)
Operating income	$ 4,082	$ 7,663	$ -	$ 11,745

(In thousands)	Three Months Ended March 31,
MGE Energy	2004	2003
Electric operating income	$ 7,149	$4,082
Gas operating income	7,964	7,663
Nonregulated operating loss	(197)	(335)
Consolidated operating income	14,916	11,410
Other income, net	1,579	894
Interest expense	(2,851)	(2,929)
Net income	$13,644	$9,375

MGE
Electric operating income	$ 7,149	$4,082
Gas operating income	7,964	7,663
Nonregulated operating income	-	-
Consolidated operating income	15,113	11,745
Equity earnings in ATC	1,096	888
Other income and deductions	(477)	(379)
Interest expense, net	(2,797)	(2,871)
Net income	$12,935	$9,383

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated	Total
Assets:
March 31, 2004	$448,433	$147,674	$57,760	$62,883	$716,750
December 31, 2003	445,728	165,577	55,839	54,543	721,687

Capital Expenditures:
Three Months ended March 31, 2004	9,126	1,566	-	7,568	18,260
Year ended December 31, 2003	40,833	13,875	-	28,262	82,970

MGE
Assets:
March 31, 2004	$448,433	$147,674	$57,760	$56,846	$710,713
December 31, 2003	445,728	165,577	55,839	48,928	716,072

Capital Expenditures:
Three Months ended March 31, 2004	9,126	1,566	-	7,568	18,260
Year ended December 31, 2003	40,833	13,875	-	28,262	82,970

12. Commitments and Contingencies - MGE Energy and MGE.

a. Coal Contracts.

MGE has no coal contracts that contain demand obligations for Blount. Fuel procurement for MGE's jointly owned Columbia is handled by Alliant, the operating company. If any demand obligations must be paid under these contracts, management believes such obligations would be considered costs of service and recoverable in rates.

b. Purchased Power Contracts.

MGE has several purchased power and transmission contracts to help meet future electric supply requirements. As of March 31,2004, MGE's total commitments for purchased power contracts for capacity and transmission are estimated to be $16.8 million in 2004, $14.5 million in 2005, $14.6 million in 2006, $11.2 million in 2007, and $9.6 million in 2008. Management expects to recover these costs in future customer rates.

c. Natural Gas Transportation and Storage Contracts.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. These payments are estimated to be $15.0 million in 2004, $14.0 million in 2005, $14.5 million in 2006, $14.4 million in 2007, and $14.2 million in 2008. Management expects to recover these costs in future customer rates.

d. Environmental.

MGE is subject to local, state, and federal regulations concerning air quality, water quality, and solid waste disposal. Those regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. It can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. MGE believes it has met the requirements of current environmental regulations. MGE is not able to predict the direction of future regulations or if compliance with any such regulations will involve additional expenditures for pollution control equipment, plant modifications, or curtailment of operations. Such actions could reduce capacity or efficiency at existing plants or delay the construction and operation of future generating facilities.

The EPA and DNR regulate pollution and environmental control matters at MGE's electric generating plants. The DNR has primary jurisdiction over air and water quality as well as solid and hazardous waste standards.

The ongoing issue of global warming could result in significant costs to reduce CO2 emissions. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required.

The National Environmental Policy Act and the Wisconsin Environmental Policy Act require MGE to conduct a complete environmental review and issue a detailed environmental impact statement before obtaining necessary authorizations or permits from regulatory agencies for certain projects. This may apply to new projects such as generating plants, electric transmission lines, or other major actions that could significantly affect the environment.

Air quality

Eight-hour ozone standard. In 1997, the EPA promulgated a new eight-hour ozone ambient air-quality standard. In April 2004, EPA designated Dane County as in attainment with that eight-hour ozone standard based upon data currently showing Dane County air quality to be in attainment with the eight-hour ozone standard. This designation could be revised based upon future air-quality data.

Dane County ozone levels have been increasing over time. MGE is working with the DNR and other Dane County sources to make voluntary reductions of ozone precursor emissions and prevent the county from being classified as a nonattainment area. If Dane County were classified as a nonattainment area, MGE facilities in Dane County may need to meet new limits for ozone precursor emissions.

Proposed and final MACT standards. Section 112 of the 1990 Clean Air Act Amendments requires the EPA to develop standards to control major sources of hazardous air pollutants to levels generally consistent with the lowest-emitting facilities in similar source categories. MGE operates several sources that may be subject to MACT standards including electric steam generating units; combustion turbines; reciprocating internal combustion engines; and industrial, commercial, and institutional boilers. All sources, except Blount and Columbia coal-fired units, are expected to be exempt from implementing additional emission-control strategies. WCCF is subject to the MACT standard for combustion turbines, but no additional controls are anticipated other than those being constructed. The EPA is expected to finalize standards for electric-steam generating units in 2004. It is expected that MGE will be required to comply with new mercury limits by the current proposal date of December 2007. Complying with the MACT standards would likely increase capital expenditures and operating and maintenance expenses. Because the rules are still in the process of being developed, it is not possible to determine exactly what impact this compliance would have for MGE's generation facilities.

NOx SIP Call. On October 27, 1998, the EPA issued the "NOx SIP Call" rule that imposed a NOx emission budget for emission sources in Wisconsin. The NOx SIP Call was premised upon two theories: the downwind contribution of Wisconsin air emissions to existing one-hour ozone nonattainment areas and the downwind contribution of Wisconsin air emissions to potential future eight-hour nonattainment areas.

On March 2, 2000, the Court of Appeals for the District of Columbia held that the EPA "acted unlawfully by including Wisconsin in the [NOx] SIP Call" for purposes of the State's alleged impacts to downwind one-hour ozone nonattainment areas. However, that portion of the rule concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas has been stayed. If that stay is lifted and that portion of the NOx SIP Call concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF. The new NOx limits could increase capital expenditures and operating and maintenance expenses at those facilities.

Interstate Air Quality Rule. In December 2003, EPA proposed an Interstate Air Quality rule that would reduce emissions of SO2 and NOx in 29 eastern states and the District of Columbia in two phases. SO2 emissions would be reduced by 3.6 million tons in 2010 (approximately 40% below current levels) and by another 2 million tons per year when the rules are fully implemented (approximately 70% below current levels). Emissions of NOx would be cut by 1.5 million tons in 2010 (approximately 55% below current levels) and 1.8 million tons annually in 2015 (approximately 65% below current levels). The EPA is expected to finalize the rule by the end of 2005. It is expected that MGE will be required to comply with NOx and particulate limits by 2010. Complying with the rule would likely increase capital expenditures and operating and maintenance expenses at Blount and Columbia.

Columbia. In December 2000, February 2001, June 2002, and January 2003, Alliant received Requests for Information from the EPA seeking information concerning Columbia's compliance with the Clean Air Act. The requests appear to be part of an EPA initiative to assess the regulatory consequences of past investments in utility generation, energy efficiency, maintenance, and environmental protection within the utility sector. WPL, the plant operator, has responded to all requests, but MGE has not been informed of any response from the EPA. The plant operator has not informed MGE of any definitive increase in capital expenditures or operating and maintenance expenses arising from the EPA's inquiry.

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

In February 2003, Columbia received a Notice of Violation from the DNR for exceeding limits in its Wisconsin Pollutant Discharge Elimination System permit. MGE owns a minority interest in Columbia. That matter was referred to the Wisconsin Department of Justice for prosecution, and on March 25, 2004, the State filed a complaint in state court against the operator, seeking forfeitures, penalties, and injunctive relief. In addition, the plant operator has been named in a Clean Water Act citizen suit action alleging similar violations. MGE is not the plant operator and is not named as a party in either court action. The Columbia plant operator has been working with the DNR to resolve the allegations raised in these proceedings. Resolving these issues may require additional capital expenditures to install and implement new treatment techniques. While it is possible that a court may impose a civil penalty in these proceedings, the operator believes it can resolve these issues in a manner that will not have a material adverse effect on the operator's or co-owners' financial conditions or results of operations.

On February 16, 2004, EPA signed a rule establishing performance standards for cooling water intake structures at large power plants. The rule applies to facilities that can withdraw at least 50 million gallons per day of water and use 25% or more of that withdrawal for cooling. The EPA water rule may have an impact on MGE's Blount plant that may result in additional capital expenditures. MGE cannot predict at this time what the impact would be.

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

Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At December 31, 2003, MGE accrued a $0.1 million liability for this matter.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR-approved "Removal Action Work Plan." MGE estimates cleanup costs for this site will be $1.1 million. MGE has already paid $0.7 million in expenses related to this cleanup and has a $0.4 million liability remaining with an offsetting regulatory asset (deferred charge). MGE expects to recover cleanup costs in future rates. Carrying costs associated with the cleanup expenditures will not be recoverable.

Environmental Cooperative Agreement

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

As part of the agreement, MGE conducted a voluntary audit of Blount's compliance with various environmental laws. The auditors identified several conformance exceptions which were addressed and disclosed pursuant to a state statute that provides for qualified civil enforcement immunity. MGE believes that it has adequately responded to the audit's findings and does not anticipate any further action by state regulators.

e. Chattel Paper Agreement - MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2005. At March 31, 2004, MGE had sold an outstanding $6.1 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of March 31, 2004, MGE has recorded a servicing asset of $0.2 million.

The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the first quarter of 2004 and 2003, MGE received approximately $0.1 million and $0.3 million, respectively, of cash from the financial institution for the sale of loan assets. During those same periods, payments of $0.5 million and $0.6 million, respectively, were made by MGE to the financial institution.

f. West Campus Cogeneration Facility.

Petition for Judicial Review

On November 6, 2003, Friends of Responsible Energy (FORE), an unincorporated citizen association, filed a petition with the Dane County, Wisconsin, Circuit Court seeking judicial review of various decisions made by the PSCW, the DNR, the UW, and the Wisconsin Department of Administration in connection with the WCCF. Those decisions include the grant of a CPCN by the PSCW and various environmental determinations made by the governmental parties. FORE alleges that those decisions were arbitrary, capricious, and contrary to law and seeks to have them set aside or remanded for further review.

MGE Energy, along with MGE and MGE Power West Campus, has intervened as a party to the proceeding. MGE Energy believes the suit is not likely to cause any material adverse change in the WCCF or its construction schedule.

WCCF Purchase Commitments

MGE has entered into various contracts for the purchase of gas and steam turbines and miscellaneous equipment for the WCCF. These contracts have been assigned or are in the process of being assigned to MGE Construct. MGE Construct has entered into a contract to purchase chiller equipment. All contracts are summarized in the following table.

(In thousands)	Contract Total	Payments through March 31, 2004	Remaining Contract Amounts
Gas turbines	$30,190	$30,025	$ 165
Steam turbine	7,805	7,805	-
Heat-recovery steam generators	11,993	11,993	-
Chiller equipment	6,689	3,385	3,304
Project management	8,400	5,072	3,328
Miscellaneous equipment	30,810	13,958	16,852
Total	$95,887	$72,238	$23,649

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in three business segments: electric utility operations, gas utility operations, and nonregulated energy operations. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 132,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to more than 129,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon. Other subsidiaries, which constitute our nonregulated energy operations, have been formed to own and construct new electric generating capacity. Those subsidiaries are currently undertaking the construction of a 150-MW, electricity, steam, and chilled-water cogeneration facility on the UW campus.

MGE's electric and gas utility operations represent a substantial part of our assets, liabilities, revenues, and expenses. Our nonregulated operations, relating, principally, to developing a cogeneration project on the UW campus are not significant at this time. Consequently, the following discussion focuses mainly on the results of operations and financial condition of MGE.

Executive Summary - MGE Energy and MGE.

In the first quarter of 2004, our utility operations experienced an increase in electric retail sales of 3.2% while retail gas deliveries decreased 5.1%. Electric revenues increased $3.8 million for the three months ended March 31, 2004, due to the increase in sales. Gas revenues increased $2.3 million due to the higher cost of gas despite the decline in gas deliveries. Purchased power costs decreased $2.4 million because MGE was able to produce more electric generation at its own plants. Operation and maintenance expenses increased due to higher uncollectible accounts and higher distribution and maintenance costs. We also experienced lower interest costs as a result of the generally lower interest rates for our variable-term debt during the quarter.

We anticipate relying on short- and long-term borrowings to support construction of WCCF and the associated capital expenditures. We also anticipate a need for additional equity capital during 2004 beyond the amounts we are able to raise through our Dividend Reinvestment and Direct Stock Purchase Plan.

Our primary focus today and for the foreseeable future is our core utility customers at MGE. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by building more efficient generation projects and continuing its efforts to control operational costs. We believe it is critical to maintain a strong credit standing and financial strength in MGE as well as the parent company in order to accomplish these goals.

Results of Operations

Substantially all of MGE Energy's results of operations are attributable to the operations of its utility subsidiary MGE. MGE Energy's other significant business activity relates to the development of a cogeneration project, which is under construction and has minimal operating revenues. Consequently, the following discussion focuses mainly on MGE's results of operations for the three months ended March 31, 2004.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for the three months ended March 31:

(In thousands)	Revenues			kWh Sales
	2004	2003	% Change	2004	2003	% Change
Residential	$21,668	$19,465	11.3	207,535	200,066	3.7
Commercial	27,298	26,287	3.8	406,344	395,517	2.7
Industrial	3,435	3,455	(0.6)	75,307	71,595	5.2
Other - retail/municipal	3,808	3,798	0.3	73,195	71,693	2.1
Total retail	56,209	53,005	6.0	762,381	738,871	3.2
Sales for resale	240	2,470	(90.3)	8,003	43,491	(81.6)
Other revenues	3,462	624	454.8	-	-	-
Total	$59,911	$56,099	6.8	770,384	782,362	(1.5)

Electric operating revenues were up 6.8% for the three months ended March 31, 2004, due to the following:

(In millions)	Three months ended March 31, 2004
Rate changes	$1.5
Sales for resale	(2.2)
Volume	1.7
Other effects	2.8
Total	$3.8

- Rates. The PSCW authorized increases in MGE's electric rates effective January 14, 2004, and March 1, 2003, to cover rising fuel costs for electric generation and increased system demands. Retail revenues reflect a fuel credit in the amount of $3.1 million, which was refunded to customers in the first quarter of 2004. The liability for this fuel credit was previously accrued from August 2003 through January 2004 as a decrease to other electric revenues (see Footnote 3 - Rate Matters).

- Sales for resale. The decrease in 2004 reflects lower sales volume due to the expiration of a contract with Alliant to sell 25 MW of electric capacity. The contract was in effect from January through August 2003.

- Volume. The increase in volume in 2004 is mainly due to increased use per customer.

- Other effects. Other electric revenues were up in 2004 from 2003 due to the reversal of the fuel credit liability, which was refunded to customers in the first quarter of 2004. The actual fuel refund decreased retail revenues and is offset by an increase in other electric revenues. The fuel credit liability was previously recorded from August 2003 to January 2004 as a reduction in other electric revenues (see Footnote 3 - Rate Matters).

Electric fuel and purchased power

Fuel used for electric generation increased $0.7 million, or 6.2%, during the three months ended March 31, 2004, compared to the same period a year ago. This increase is primarily due to the increase in electric generation at MGE's baseload plants. MGE's internal generation increased 10.4% in the first quarter of 2004 primarily due to Columbia being out of service more in the first quarter of 2003. Purchased power expense decreased $2.4 million, or 16.5%, during that same period. This was the result of a 20.9% decrease in purchased energy due to more generation at MGE's baseload plants, in particular, Columbia.

Electric operating expenses

Electric operating expense decreased $0.4 million during the three months ended March 31, 2004, compared to the same period in 2003. These changes were the result of decreases in operations costs at Columbia, distribution costs, and outside services.

Electric maintenance expense

For the three months ended March 31, 2004, electric maintenance expense increased $0.3 million compared to the same period in the prior year. This is due to the increases in maintenance for generating assets ($0.1 million) and distribution assets ($0.2 million) including substation work, transformers, and overhead and underground lines. Maintenance and system upgrades help to improve the reliability of MGE's electric distribution system.

Electric depreciation expense

Electric depreciation expense increased $0.2 million for the three months ended March 31, 2004, compared to the same period in the prior year. This increase is due to an increase in electric plant assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the three months ended March 31:

	Revenues			Therms delivered
(In thousands)	2004	2003	% Change	2004	2003	% Change
Residential	$ 43,449	$ 42,265	2.8%	44,900	48,025	(6.5%)
Commercial/industrial	29,456	28,046	5.0%	36,793	38,065	(3.3%)
Total retail	72,905	70,311	3.7%	81,693	86,090	(5.1%)
Gas transportation	1,081	1,051	2.9%	15,665	16,282	(3.8%)
Other revenues	702	1,033	(32.0%)	-	-	-
Total	$74,688	$72,395	3.2%	97,358	102,372	(4.9%)
Heating degree days (normal 3,545)	NA	NA	NA	3,560	3,761	(5.3%)

Gas revenues were up $2.3 million, or 3.2%, for the three months ended March 31, 2004. These changes are related to the following factors:

(In millions)	Three months ended March 31, 2004
Gas costs/rates	$ 6.2
Gas deliveries	(3.6)
Other effects	(0.3)
Total	$ 2.3
Average rate per therm of residential customers	$0.892

- Gas costs/rates. The PSCW authorized increases in MGE's gas rates effective January 14, 2004, and March 1, 2003, to cover increased system demands. The average rate per therm for the three months ended March 31, 2004, increased 9.3% compared to 2003.

- Retail gas deliveries. The 5.1% decrease for the three months ended March 31, 2004, was mainly a result of warmer temperatures reflected by a 5.3% decrease in the number of heating degree days during the quarter compared to last year's first quarter.

- Other revenues. Other revenues decreased a total of $0.3 million due to decreased income from the GCIM and other miscellaneous decreases.

Natural gas purchased

For the three months ended March 31, 2004, natural gas purchases increased by $0.9 million. The increase in the cost of natural gas was the result of a 5.0% increase in the market price of natural gas, which resulted in an increase of $2.4 million. This increase was partially offset by a decrease in the volume of gas purchased ($1.5 million).

Gas operating expenses

Gas operating expense increased $0.8 million for the three months ended March 31, 2004, compared to the same period a year ago. The following changes contributed to the net change in gas operating expense for the indicated year:

(In millions)	March 31, 2004
Increased administrative and general costs	$0.4
Increased uncollected revenues	0.2
Increased/(decreased) customer service expenses	0.2
Total gas operating expenses	$0.8

Other Nonregulated Revenues - MGE Energy

In the first quarter of 2004, MGE Construct received $0.7 million from the State for services rendered in relation to its role as Engineering, Procurement and Construction contractor for the WCCF.

Other General Taxes - MGE Energy and MGE

The 8.8% increase in other general taxes for MGE Energy for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, is due to an increase in MGE's license fee tax. Wisconsin's license fee tax is in lieu of property tax on utility property. The tax is estimated and prepaid one year ahead of expense recognition, then finally determined as a percentage of adjusted operating revenues from the prior calendar year and amortized to expense on a straight-line basis.

Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate of 39.5% for the three months ended March 31, 2004, is comparable to the effective income tax rate for 2003 (39.2%). The slight increase in rate is attributable to a slowly reducing investment tax credit and a constant credit for electricity from wind energy as a percentage of increasing pretax income.

Other Income - MGE Energy and MGE

For the three months ended March 31, 2004, other income increased $0.7 million compared to the same period in the prior year. Factors contributing to this increase include a gain on the sale of assets of $0.6 million and an increase in interest and dividend income of $0.1 million.

Interest Expense - MGE Energy and MGE

During the three months ended March 31, 2004, interest expense decreased $0.1 million compared to the prior year, due to lower interest rates on variable rate long-term debt.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2004. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the three months ended March 31, 2004 and 2003, respectively:

	MGE Energy		MGE
(Thousands of dollars)	2004	2003	2004	2003
Cash provided by/(used for):
Operating activities	$ 36,407	$ 46,608	$ 36,286	$ 48,716
Investing activities	(18,456)	(29,762)	(18,456)	(13,576)
Financing activities	(9,929)	(1,779)	(9,606)	(20,404)

Cash Provided by Operating Activities

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the operations of its principal subsidiary, MGE.

Cash provided by MGE Energy's operating activities decreased $10.2 million, or 21.9%, for the first three months of 2004 compared to the same period last year. Current assets decreased $24.2 million during the first quarter of 2004 primarily due to decreases in stored natural gas of $14.9 million, prepaid taxes of $7.2 million, and unbilled revenues of $4.7 million. Offsetting these decreases was an increase in accounts receivable. During the first quarter of 2004, current liabilities decreased $9.1 million primarily due to a decrease in accounts payable compared to an increase of $12.9 million during the first quarter of 2003.

Cash Used for Investing Activities

Cash used for MGE Energy's investing activities decreased $11.3 million, or 38.0%. The decrease is attributed to the decrease in capital expenditures of $11.5 million in the first quarter of 2004 compared to last year. MGE also made an additional capital contribution to ATC of $0.9 million in the first quarter of 2004. Capital expenditures related to WCCF decreased $8.5 million for this year's first quarter compared to last year. In 2003, MGE Energy's capital expenditures related to WCCF included the State's portion. In November 2003, the State reimbursed MGE Construct for its share of construction costs incurred throughout 2003. MGE Construct now bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. MGE utility plant additions decreased $3.0 million during the first three months of 2004 compared to the previous year's first quarter.

Cash used for MGE's investing activities increased $4.9 million, or 36.0%, for the first quarter of 2004 compared to last year. As of December 31, 2003, MGE Power West Campus is being consolidated into MGE in accordance with FIN No. 46R (see Footnote 8c.) Therefore, for the first quarter of 2004, MGE's cash used for investing activities includes the capital expenditures related to WCCF of $7.6 million. The increase in capital expenditures related to WCCF was offset by a decrease in capital expenditures related to MGE in the amount of $3.0 million. In the first quarter of 2003, MGE had increased capital spending due to some large capital projects such as its automated meter reading installation and some distribution projects. MGE made an additional capital contribution to ATC of $0.9 million in the first quarter.

Cash Provided by Financing and Capital Resources

Cash used for MGE Energy's financing activities increased $8.2 million for the three months ended March 31, 2004, compared to the same period last year primarily due to the repayment of $10.5 million of short-term debt. Proceeds from the issuance of common stock increased $2.8 million when compared to the same period last year. In addition to the Dividend Reinvestment and Direct Stock Purchase Plan, MGE Energy has also been selling additional shares of stock through BOCM under a Distribution Agreement.

MGE Energy has an established line of credit in the amount of $60 million for the temporary financing of the capital commitments for the WCCF. At March 31, 2004, MGE Energy had $21.2 million drawn on this line of credit and recorded as bank loans outstanding.

Cash used for MGE's financing activities decreased $10.8 million for the three months ended March 31, 2004, compared to the same period last year. Because of the consolidation of MGE Power West Campus into MGE in accordance with FIN No. 46R, MGE's financing activities includes $7.7 million of affiliate financing for WCCF. In the first quarter of 2003, MGE made two dividend payments to its parent.

Bank lines of credit available to MGE as of March 31, 2004, were $40 million. MGE also has a letter of credit with a commercial bank (established as collateral for equipment purchases) that ATC will use to provide necessary system upgrades for the WCCF.

Capitalization Ratios

MGE Energy and MGE's capitalization ratios were as follows:

	MGE Energy		MGE
	March 31, 2004	Dec. 31, 2003	March 31, 2004	Dec. 31, 2003
Common shareholders' equity	53.2%	50.9%	54.7%	52.0%
Long-term debt*	42.7%	43.0%	45.3%	44.9%
Short-term debt	4.1%	6.1%	-	3.1%
*Includes current maturities and $30 million in debt for MGE Power West Campus, which is being consolidated into MGE in accordance with FIN No. 46R.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity is primarily affected by their capital requirements. During the three months ended March 31, 2004, capital expenditures for MGE Energy and MGE totaled $18.3 million, which included $7.6 million of capital expenditures for WCCF and $10.7 million of capital expenditures for utility operations.

MGE Energy's and MGE's 2004 capital commitments related to WCCF are estimated to be $48.8 million. MGE Energy plans to finance these capital expenditures through the issuance of both debt and equity securities. MGE Energy has an effective registration statement on file with the SEC under which it may sell up to $200 million of equity and debt securities. MGE Energy expects to use the proceeds from the registration statement to finance future capital expenditures, redeem or refund debt incurred in connection with the WCCF, or for other general corporate purposes.

MGE anticipates 2004 regulated capital expenditures will be approximately $45 million. MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction during this year's first quarter. For larger capital investments, MGE would expect to finance these with additional long-term debt and capital contributions from MGE Energy.

The following table shows MGE's current credit ratings. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings is subject to default or prepayment due to downgrading of securities' ratings, although MGE's future interest expense may be affected by a change in those ratings.

WCCF

The cost to construct WCCF is expected to be approximately $185 million in total, of which MGE Power West Campus' portion will be $105 million. MGE Construct bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of March 31, 2004, MGE Power West Campus had incurred $56.2 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. These costs largely represent amounts paid under long lead-time equipment contracts in order to meet project schedules. In the first quarter of 2004, MGE Construct received a service fee of $0.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks related to some of the executed agreements. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, paying liquidated damages relating to failure to achieve the Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

New Accounting Principles

SFAS No. 143

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. MGE Energy and MGE were required to adopt SFAS No. 143 as of January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement, obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE. At March 31, 2004, this liability is estimated at $1.4 million and included in other deferred liabilities.

At the point the liability for asset retirement is incurred, SFAS No. 143 requires capitalization of the costs to the related asset, property, plant, and equipment, net. For asset retirement obligations existing at the time of adoption, the statement requires capitalization of costs at the level that existed at the point of incurring the liability. These capitalized costs are depreciated over the same period as the related property. At the date of adoption, the depreciation expense for past periods was recorded as a regulatory asset in accordance with SFAS No. 71 because MGE believes the PSCW will allow it to recover these costs in future rates. Current depreciation of the asset retirement cost is also being deferred as a regulatory asset under SFAS No. 71. MGE applies SFAS No. 71 and recognizes regulatory assets or liabilities for the timing differences between when we recover legal asset retirement obligations in rates and when MGE would recognize these costs under SFAS No. 143.

The initial liability is accreted to its present value each period. MGE defers this accretion as a regulatory asset based on its determination that these costs can be collected from customers.

MGE also may have asset retirement obligations relating to various assets, such as combustion turbine generating units, small distributed generating units, aboveground and underground storage tanks, facilities located at Columbia (co-owned with Alliant and Wisconsin Public Service Corporation), and certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement, but also include some facilities located on property owned by MGE. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related assets.

The following table shows costs as of December 31, 2003, and changes to the asset retirement obligation and accumulated depreciation during the three months ended March 31, 2004.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2003	$686	$675	$1,361	$175
Changes through March 31, 2004	-	21	21	6
Balance, March 31, 2004	$686	$696	$1,382	$181

As of March 31, 2004, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($696,000) and accumulated depreciation ($181,000) or $877,000.

MGE made a significant reclassification related to the reporting of accumulated costs of removal that are non-SFAS 143 obligations. The reclassification removed the costs from accumulated depreciation and recorded them as a regulatory liability.

FIN No. 45

In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation provides the disclosures to be made by a guarantor in interim and annual financial statements about obligations under certain guarantees. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2005. Loans totaling less than $0.1 million have been sold to the financial institution during 2004. The liability for the fair value of the obligation associated with these loans is not material.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.7 million in 2004, $0.9 million in 2005, and $0.8 million in 2006, 2007, and 2008.

FIN No. 46R

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN No. 46R. FIN No. 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN No. 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN No. 46R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE pursuant to FIN No. 46R, as the equity investment at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual, or both. The VIE was consolidated into MGE as of December 31, 2003.

SFAS No. 149

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts for hedging activities. SFAS No. 149 amends certain other existing pronouncements. The amendments will result in a more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Adoption of this statement did not have a material impact on the consolidated financial statements.

SFAS No. 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003, for financial instruments entered into or modified after May 31. 2003, except for mandatorily redeemable financial instruments of nonpublic entities which will be effective for interim periods beginning after December 15, 2003. Adoption of this statement did not have a material impact on the consolidated financial statements.

EITF 03-11

The EITF of the FASB reached a consensus on Issue No. 03-11, "Reporting Realized Gains and Losses on Derivative Instruments That are Subject to FASB Statement No. 133" and "Not Held for Trading Purposes" as Defined in Issue No. 02-3. Issue No. 03-11 specifies that whether realized gains and losses on physically settled derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgement that depends on the relevant facts and circumstances. EITF No. 03-11 had no impact on the consolidated financial statements.

Regulatory Issues - Transmission

The Midwest ISO is in the process of developing a bid-based energy market, which is currently proposed to be implemented on December 1, 2004. In connection with the development of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in certain states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of FTRs. The Midwest ISO will initially allocate FTRs, and it is anticipated that additional FTRs will be available through an auction-based system run by the Midwest ISO. It is unknown at this time the quantity of FTRs that will be allocated by the Midwest ISO or what the financial impact of the LMP congestion pricing system might have on MGE.

Commonwealth Edison Company and AEP (PJM companies) have joined the PJM RTO rather than the Midwest ISO and have filed with FERC a "Hold Harmless Proposal." Had the PJM companies joined the Midwest ISO instead, both Wisconsin and Michigan utilities would have received a portion of the revenues for point-to-point transmission service for certain transactions under the "Agreement of Transmission Owners of the Midwest ISO." A group of Wisconsin and Michigan utilities (which includes MGE) formed a coalition ("WI/MI Coalition") and filed a Hold Harmless Agreement counterproposal with FERC.

On March 18, 2004, FERC rejected the PJM companies Hold Harmless Proposal, finding that it did not adequately hold the WI/MI Coalition harmless from adverse impacts associated with transmission congestion and loop flow from the PJM companies RTO choices and that a trial-type evidentiary hearing should be held to address these issues. The FERC decision suggested that the PJM companies propose a "Service Agreement" which adopts the Hold Harmless Proposal, subject to the outcome of various proceedings, and that the proposal contains a contractual mechanism to ensure the PJM companies provide appropriate compensation to the WI/MI Coalition for adverse impacts. On April 6, 2004, the PJM companies filed with FERC a "Hold Harmless Service Agreement" for PJM's tariff. On April 27, 2004, FERC accepted the Hold Harmless Service Agreement subject to refund and the outcome of a hearing on the question of the appropriate compensation to the WI/MI Coalition for any adverse impacts related to Commonwealth Edison's decision to join PJM.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risks

MGE Energy, through MGE, and MGE are potentially exposed to market risks associated with interest rates, commodity prices, weather, regulatory recovery, and equity returns. Neither MGE Energy nor MGE have any current exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments.

Interest Rate Risk

MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and by continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. MGE has $15.0 million in variable rate long-term debt outstanding as of March 31, 2004. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices including the use of commodity and financial instruments. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules established by the PSCW, which further mitigate commodity risk. Under the fuel rules, if electric fuel costs fall outside a 3.0% bandwidth set by the PSCW, MGE can apply for a fuel surcharge or may be required to issue a fuel credit to its customers. Under the PGA clause authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives.

Under the fuel rules, MGE may include the costs and benefits of fuel price risk management tools implemented under a risk management plan approved by the PSCW. In 2003, the PSCW approved MGE's Electric Procurement Risk Management Program, with conditions, through December 31, 2004. No transactions have occurred under this program through March 31, 2004.

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less gas purchased) are collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margins.

In August 2003, MGE purchased a nonexchange-traded Heating Degree Day (HDD) Put Option with a strike of 5,500 HDD and sold a nonexchange-traded HDD Call Option with a strike of 5,800 HDD. The options have a net premium cost of $140,000; notional amounts of $2,500 per HDD; a maximum HDD-related receipt or payment of $1,000,000; terms covering November 1, 2003, through March 31, 2004; and financial settlements against Madison weather. No HDD-related receipt or payment was due at March 31, 2004, as actual HDDs for November 1, 2003, through March 31, 2004, were 5,564. MGE accounted for the HDD options using the intrinsic value method pursuant to EITF No. 99-2, "Accounting for Weather Derivatives."

Regulatory Recovery Risk

MGE burns natural gas in several of its peak electric generation facilities as a supplemental fuel, and in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears regulatory risk for the recovery from customers of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

Equity Price Risks

MGE currently funds its liabilities related to employee benefits through contributions to, and investment earnings on, trust funds. Changes in the market value of the employee benefits trust funds affect MGE's expense and annuity payment. MGE seeks to mitigate some of its risk in this matter through future rate actions by the PSCW.

Credit Risks

Credit risk is the loss that may result from counterparty nonperformance. MGE Energy, through MGE, is exposed to credit risk primarily through its merchant energy business. MGE uses credit policies to manage its credit risk, which includes utilizing an established credit approval process, monitoring counterparty limits, employing credit mitigation measures such as collateral or prepayment arrangements, and using netting agreements.

Item 4. Controls and Procedures.

MGE Energy

During the first quarter of 2004, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE Energy's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2004, these officers concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no changes in MGE Energy's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MGE

During the first quarter of 2004, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is made known to MGE's management, including these officers, by other employees of MGE, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. MGE's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2004, these officers concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

There have been no changes in MGE's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

In the fourth quarter of 2003, the Wisconsin Environmental Law Advocates (WELA) filed a complaint in the U.S. District Court for the Western District of Wisconsin against WPL and Alliant alleging violations of the federal Clean Water Act at the Columbia generating station. The complaint seeks certain upgrades to Columbia's wastewater treatment program as well as unspecified penalties and attorney fees. In addition, the DNR has been pursuing enforcement of this same matter and recently referred the matter to the Wisconsin Department of Justice (WDOJ). In March 2004, the WDOJ filed a complaint in state court against WPL and Alliant alleging similar violations. Alliant, WDOJ, and WELA have initiated settlement discussions. Alliant has stated that it believes the total cost to resolve any potential penalties and implement any required upgrades in this matter will not be material. MGE owns a 22% share of Columbia along with the other co-owners Alliant and WPSC. MGE does not operate Columbia and was not a named party to the litigation.

Item 6. Exhibits and Reports on Form 8-K.

Item 6(a) - Exhibits

Statements regarding computation of ratio of earnings to fixed charges:

12.1 MGE Energy, Inc.
12.2 Madison Gas and Electric Company

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Annual Report on Form 10-Q for the quarter ended March 31, 2004, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.
31.2 Filed by Terry A. Hanson for MGE Energy, Inc.
31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company
31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-Q for the quarter ended March 31, 2004, filed by the following officers for the following companies:

32.1 Filed by Gary J. Wolter for MGE Energy, Inc.
32.2 Filed by Terry A. Hanson for MGE Energy, Inc.
32.3 Filed by Gary J. Wolter for Madison Gas and Electric Company
32.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Item 6(b) - Reports on Form 8-K

On February 9, 2004, MGE Energy, Inc. and Madison Gas and Electric Company furnished a Current Report on Form 8-K dated February 9, 2004, reporting the issuance of a press release announcing MGE Energy, Inc.'s earnings for the 2003 year-end and fourth quarter.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.
Date: May 10, 2004	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 10, 2004	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: May 10, 2004	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 10, 2004	/s/ Terry A. Hanson
Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)