Form 10-Q
period 2004-06-30
MADISON GAS & ELECTRIC CO
filed 2004-08-09
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2004

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

Indicate by check mark whether the registrants are an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes [X] No [ ] Madison Gas and Electric Company Yes [ ] No [X]

Number of shares outstanding of each class of common stock as of August 9, 2004
MGE Energy, Inc.	Common stock, $1.00 par value, 18,831,249 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION. 2

Filing Format 3

Forward-Looking Statements 3

Where to Find More Information 4

Definitions 4

Item 1. Financial Statements. 6

MGE Energy, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) 6

Condensed Consolidated Statements of Cash Flows (unaudited) 7

Condensed Consolidated Balance Sheets (unaudited) 8

Madison Gas and Electric Company

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited) 9

Condensed Consolidated Statements of Cash Flows (unaudited) 10

Condensed Consolidated Balance Sheets (unaudited) 11

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited) 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk. 37

Item 4. Controls and Procedures. 39

PART II. OTHER INFORMATION. 40

Item 1. Legal Proceedings. 40

Item 6. Exhibits and Reports on Form 8-K. 40

Signatures - MGE Energy, Inc. 42

Signatures - Madison Gas and Electric Company 43

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

- Completion of the West Campus Cogeneration Facility at the University of Wisconsin-Madison, which provides MGE Energy with an opportunity if construction is completed on or ahead of schedule but exposes it to liquidated damages if construction is delayed or the facility fails to operate according to specifications.

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

Definitions

Abbreviations, acronyms, and definitions that may be used in the text and notes of this report are defined below.

AEP	American Electric Power Company Inc.
AFUDC	allowance for funds used during construction
AMR	automated meter reading
APBO	Accumulated Postretirement Benefit Obligation
ATC	American Transmission Company LLC
Alliant	Alliant Energy Corporation
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CPCN	Certificate of Public Convenience and Necessity
CO2	carbon dioxide
Columbia	Columbia Energy Center
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
DOA	Wisconsin Department of Administration
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Interpretation No.
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
interconnection agreement	Generation-Transmission Interconnection Agreement
heating degree days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
Midwest ISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	megawatt
Nasdaq	The Nasdaq National Stock Market
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly referred to as the NOx SIP Call)
PGA clause	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc.
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
SO2	sulfur dioxide
the State	State of Wisconsin
UW	University of Wisconsin-Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDOJ	Wisconsin Department of Justice
WELA	Wisconsin Environmental Law Advocates
Working capital	current assets less current liabilities
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Regulated utility operations	$84,732	$82,648	$219,331	$211,142
Nonregulated operations	682	-	1,364	-
Total Revenues	85,414	82,648	220,695	211,142

Expenses:
Fuel for electric generation	11,870	9,540	23,109	20,121
Purchased power	11,919	11,616	23,915	25,982
Natural gas purchased	13,671	14,140	65,386	64,953
Other operations and maintenance	28,005	26,817	55,140	53,347
Depreciation and amortization	6,150	6,049	12,211	11,761
Other general taxes	3,104	2,853	6,414	5,894
Total Operating Expenses	74,719	71,015	186,175	182,058
Operating Income	10,695	11,633	34,520	29,084

Other income	1,190	885	2,769	1,726
Interest expense, net	(2,724)	(2,876)	(5,575)	(5,752)
Income before income taxes	9,161	9,642	31,714	25,058
Income tax provision	(3,481)	(3,809)	(12,390)	(9,850)
Net Income	$ 5,680	5,833	$ 19,324	$ 15,208

Other Comprehensive Income (net of tax)	248	-	248	-
Total Comprehensive Income	$ 5,928	$ 5,833	$ 19,572	$ 15,208

Earnings per Share of Common Stock (basic and diluted)
	$0.30	$0.33	$1.04	$0.86

Dividends paid per share of common stock	$0.338	$0.336	$0.676	$0.672

Weighted Average Shares Outstanding (basic and diluted)	18,657	17,787	18,541	17,711

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$19,324	$15,208
Items not affecting cash:
Depreciation and amortization	12,211	11,761
Deferred income taxes	4,058	1,121
Amortization of investment tax credits	(251)	(258)
Amortization of debt issuance costs and bond discount	260	239
Other	(439)	(217)
Equity in earnings of ATC	(2,038)	(1,821)
Dividend income from ATC	1,473	1,280
Prepayment to ATC	-	5,000
Gain on the sale of property	(579)	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	21,288	19,161
Increase (decrease) in current liabilities	791	(3,496)
Other noncurrent items, net	(808)	7,288
Cash provided by operating activities	55,290	55,266

Investing Activities:
Capital expenditures	(50,035)	(53,729)
Advance to ATC related to WCCF	(2,001)	(2,636)
ATC - capital call	(1,757)	-
Proceeds from sale of property	612	-
Other	556	(102)
Cash used for investing activities	(52,625)	(56,467)

Financing Activities:
Issuance of common stock	13,562	8,486
Cash dividends on common stock	(12,557)	(11,900)
Repayments of debt	(20,000)	(13,500)
Borrowings of debt	17,200	25,436
Cash (used for) provided by financing activities	(1,795)	8,522

Change in Cash and Cash Equivalents	870	7,321
Cash and cash equivalents at beginning of period	2,020	2,998
Cash and cash equivalents at end of period	$ 2,890	$10,319

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2004	Dec. 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$ 2,890	$ 2,020
Restricted cash	2,938	3,364
Accounts receivable, less allowance for doubtful accounts of $2,672 and $2,735, respectively	32,749	37,713
Unbilled revenues	13,727	21,644
Materials and supplies, at lower of average cost or market	8,974	7,851
Fossil fuel, at lower of average cost or market	5,153	5,054
Stored natural gas, at lower of average cost or market	13,559	18,598
Prepaid taxes	9,804	14,063
Other prepayments	1,825	2,156
Total Current Assets	91,619	112,463

Special billing projects	17,824	14,574
Regulatory assets	11,555	8,241
Deferred charges	16,332	17,605

Property, Plant, and Equipment, Net	457,212	449,022
Construction work in progress	117,849	88,489
Total Property, Plant, and Equipment	575,061	537,511

Other Property and Investments	34,236	31,293

Total Assets	$746,627	$721,687

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt - due within one year	$ 15,000	$ 20,000
Short-term debt	33,880	31,680
Accounts payable	38,403	35,043
Accrued taxes	878	-
Accrued interest	3,095	2,968
Other current liabilities	12,300	15,874
Total Current Liabilities	103,556	105,565

Other Credits:
Deferred income taxes	79,583	75,525
Investment tax credit - deferred	4,640	4,891
Regulatory liabilities	29,599	34,469
Other deferred liabilities	43,338	35,963
Total Other Credits	157,160	150,848

Capitalization:
Common stockholders' equity	283,681	263,070
Long-term debt	202,230	202,204
Total Capitalization	485,911	465,274

Commitments and contingencies	-	-

Total Liabilities and Capitalization	$746,627	$721,687

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Income and Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenues:
Regulated electric revenues	$61,426	$58,607	$121,337	$114,706
Regulated gas revenues	23,306	24,041	97,994	96,436
Total Operating Revenues	84,732	82,648	219,331	211,142

Operating Expenses:
Fuel for electric generation	11,870	9,540	23,109	20,121
Purchased power	11,919	11,616	23,915	25,982
Natural gas purchased	13,671	14,140	65,386	64,953
Other operations and maintenance	27,923	26,768	54,987	53,283
Depreciation and amortization	6,150	6,049	12,211	11,761
Other general taxes	3,098	2,846	6,401	5,886
Income tax provision	2,721	3,490	10,829	9,212
Total Operating Expenses	77,352	74,449	196,838	191,198
Net Operating Income	7,380	8,199	22,493	19,944

Other Income and Deductions:
AFUDC - equity funds	150	113	291	217
Equity earnings in ATC	942	933	2,038	1,821
Income tax provision	(516)	(336)	(841)	(660)
Other income (deductions)	149	(168)	(144)	(327)
Total Other Income and Deductions	725	542	1,344	1,051
Income before interest expense	8,105	8,741	23,837	20,995

Interest Expense:
Interest on long-term debt	2,808	2,891	5,623	5,784
Other interest	33	33	71	65
AFUDC - borrowed funds	(59)	(48)	(115)	(102)
Net Interest Expense	2,782	2,876	5,579	5,747
Net Income	$ 5,323	$ 5,865	$ 18,258	$ 15,248

Total Comprehensive Income	$ 5,323	$ 5,865	$ 18,258	$ 15,248

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income	$18,258	$15,248
Items not affecting cash:
Depreciation and amortization	12,211	11,761
Deferred income taxes	3,867	1,121
Amortization of investment tax credits	(251)	(258)
Amortization of debt issuance costs and bond discount	260	239
Other	(148)	-
AFUDC - equity funds	(291)	(217)
Equity in earnings of ATC	(2,038)	(1,821)
Dividend income from ATC	1,473	1,280
Prepayment to ATC	-	5,000
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	24,282	18,867
(Decrease) in current liabilities	(7,826)	(2,629)
Other noncurrent items, net	(775)	7,476
Cash provided by operating activities	49,022	56,067

Investing Activities:
Capital expenditures	(50,035)	(24,073)
Advance to ATC related to WCCF	(2,001)	(2,636)
AFUDC - borrowed funds	(115)	(102)
ATC - capital call	(1,757)	-
Other	671	-
Cash used for investing activities	(53,237)	(26,811)

Financing Activities:
Equity contributions from parent	9,970	9,176
Cash dividends to parent	(12,402)	(17,781)
Affiliate financing of WCCF	329	-
Short-term debt repayments	(20,000)	(13,500)
Equity contribution received by MGE Power West Campus	26,796	-
Other	(86)	-
Cash provided by (used for) financing activities	4,607	(22,105)

Change in Cash and Cash Equivalents	392	7,151
Cash and cash equivalents at beginning of period	450	2,531
Cash and cash equivalents at end of period	$ 842	$ 9,682

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Balance Sheets (unaudited)
(In thousands) ASSETS	June 30, 2004	Dec. 31, 2003
Utility Plant (At Original Cost, in Service):
Electric	$ 586,655	$ 573,326
Gas	236,973	232,401
Gross plant in service	823,628	805,727
Less accumulated provision for depreciation	(366,416)	(356,705)
Net plant in service	457,212	449,022
Construction work in progress	117,849	88,489
Total Utility Plant	575,061	537,511
Other property and investments	2,873	2,679
Investment in ATC	30,208	27,886
Total Other Property and Investments	33,081	30,565
Current Assets:
Cash and cash equivalents	842	450
Restricted cash	2,938	3,364
Accounts receivable, less allowance for doubtful accounts of $2,672 and $2,735, respectively	26,669	34,453
Unbilled revenues	13,727	21,644
Materials and supplies, at lower of average cost or market	8,974	7,851
Fossil fuel, at lower of average cost or market	5,153	5,054
Stored natural gas, at lower of average cost or market	13,559	18,598
Prepaid taxes	9,859	14,305
Other prepayments	1,810	2,128
Total Current Assets	83,531	107,847
Special billing projects	17,824	14,574
Regulatory assets	11,555	8,241
Other deferred charges	16,290	17,334
Total Assets	$ 737,342	$ 716,072
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$ 272,645	$ 256,819
Minority interest	26,796	-
Long-term debt	202,230	202,204
Total Capitalization	501,671	459,023
Current Liabilities:
Long-term debt - due within one year	15,000	20,000
Short-term debt - commercial paper	500	15,500
Accounts payable	28,490	32,826
Affiliate payables	19,247	18,918
Accrued taxes	122	-
Accrued interest	3,093	2,967
Other current liabilities	11,920	15,658
Total Current Liabilities	78,372	105,869
Other Credits:
Deferred income taxes	79,473	75,606
Investment tax credit - deferred	4,640	4,891
Regulatory liabilities	29,599	34,469
Pension liability	35,491	29,947
Other deferred liabilities	8,096	6,267
Total Other Credits	157,299	151,180
Commitments and contingencies	-	-
Total Capitalization and Liabilities	$ 737,342	$ 716,072

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2004

1. Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy"
are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Energy is a holding company. MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE generates and distributes electricity to nearly 132,000 customers in a 250-square-mile area of Dane County. MGE also purchases and distributes natural gas to more than 129,000 customers in a 1,375-square-mile service territory in seven south-central Wisconsin Counties. Other wholly owned subsidiaries of MGE Energy include CWDC,
MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road, which have been formed to construct and own new electric generation projects.

The accompanying condensed consolidated financial statements as of June 30, 2004, and for the three and six months then ended are unaudited but include all adjustments that MGE Energy and MGE management consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and
MGE's annual reports on Form 10-K for the year ended December 31, 2003, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 55 through 84 of the 2003 Form 10-K.
Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2004 presentation.

2. Basis of Consolidation - MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been included in the consolidated financial statements of MGE as of December 31, 2003, due to the adoption of FIN
No. 46R (see Footnote 9.c.). MGE Power West Campus was created for the purpose of owning new generating assets including WCCF. These new generating assets are for the primary benefit of MGE's customers. The long-term lease arrangement between MGE and MGE Power West Campus creates a
VIE relationship under FIN No. 46R. MGE is considered the primary beneficiary of this VIE because it will absorb a majority of the entity's expected losses, residual returns, or both.

The consolidation of MGE Power West Campus resulted in a significant increase to certain balances such as construction work in progress of $77.9 million, an increase in long-term debt of $30.0 million, minority interest of $26.8 million, and affiliate payables of $19.2 million for the six months ended
June 30, 2004. As MGE Power West Campus had no significant operations, the consolidation of this entity by MGE did not have a material impact on MGE's consolidated statements of income for the three or six months ended June 30, 2004.

MGE Power West Campus is owned indirectly by MGE Energy. MGE Energy's proportionate share of the equity (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the financial statements of MGE as minority interest. As of June 30, 2004, MGE
Energy (through its wholly owned subsidiary MGE Power) had invested $26.8 million in MGE Power
West Campus. This investment has no impact on the MGE consolidated statements of income. MGE has reflected $29.3 million of capital expenditures and $26.8 million in equity contributions received by
MGE Power West Campus in the MGE consolidated statement of cash flows.

3. Per-Share Amounts - MGE Energy.

Earnings per share of MGE Energy common stock are computed on the basis of the weighted average of the daily number of shares outstanding in accordance with SFAS No. 128, Earnings Per Share. For the three months ended June 30, 2004 and 2003, respectively, there were 18,656,887 and 17,787,360 weighted average shares outstanding. Dividends declared and paid per share of common stock for the same three-month periods were $0.338 and $0.336, respectively.

For the six months ended June 30, 2004 and 2003, there were 18,541,476 and 17,710,835 weighted average shares outstanding. Dividends declared and paid per share of common stock for the same six-month periods were $0.676 and $0.672, respectively.

MGE Energy does not hold any dilutive securities.

4. Rate Matters - MGE.

On May 5, 2004, MGE filed with the PSCW a request to increase electric rates by 8.5% and decrease gas rates by 1.0%. The electric rate request includes costs of commercial operation of WCCF and increased transmission expenses. The PSCW is conducting its audit, which will be completed in
August 2004. An order is expected in the beginning of 2005.

Under the fuel rules, if electric fuel costs are outside a 3.0% range higher or lower than the level set by the PSCW, MGE can apply for a fuel surcharge or may be required to return a fuel credit to its customers. During 2003, MGE submitted an application for a fuel cost credit. On August 14, 2003, the
PSCW approved an interim fuel cost credit of $.00099 per kWh. The PSCW also required a full review of the actual and forecasted costs for 2003 with MGE's fuel rates subject to refund. The fuel credit began on August 14, 2003, and ended on January 13, 2004. The fuel credit from January 1 through
January 13, 2004, totaled $0.4 million. The fuel credit totaled $4.4 million, of which $1.3 million represents the interim fuel credit and $3.1 million is the estimate for the additional fuel credit, as a result of PSCW review, to be refunded to customers. The additional fuel credit of $3.1 million was credited to customers in the first quarter of 2004.

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

5. Capitalization Matters - MGE Energy.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with BOCM.
Under the terms of this Agreement, MGE Energy may periodically offer and sell up to 1,600,000 shares of its common stock through BOCM as its sales agent or to BOCM as principal. The sales will be made pursuant to a shelf registration statement MGE Energy filed with the SEC and which has been declared effective.

Under the Agreement, MGE Energy has sold 44,000 shares of its common stock during the three months ended June 30, 2004, for net proceeds of $1.3 million. For the six months ended June 30, 2004,
MGE Energy has sold 124,000 shares, for net proceeds of $3.8 million.

MGE Energy also issues new shares of its common stock through its Dividend Reinvestment and Direct
Stock Purchase Plan. For the three months ended June 30, 2004, MGE Energy has issued 181,000 new shares of common stock, through this plan, for net proceeds of $5.5 million. For the six months ended
June 30, 2004, MGE Energy has issued 326,000 shares for net proceeds of $10.0 million.

6. Supplemental Cash Flow Information - MGE Energy and MGE.

MGE Energy (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest paid, net of amounts capitalized	$ 3,410	$ 3,306	$ 5,778	$ 5,706
Income taxes paid	3,850	6,250	3,850	7,000
Income taxes refunded	-	-	-	(3,159)
MGE (In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest paid, net of amounts capitalized	$ 3,272	$ 3,346	$ 5,554	$ 5,764
Income taxes paid	3,700	6,250	3,700	7,000
Income taxes refunded	-	-	-	(3,159)

7. Property, Plant, and Equipment - MGE Energy.

MGE Energy, through its subsidiary MGE Power West Campus, calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds and the interest rate related to MGE Power West Campus' long-term debt. For the six months ended June 30, 2004, MGE
Energy recorded $1.1 million in capitalized interest related to the cogeneration facility being constructed on the west campus of the UW.

8. Pension and Postretirement Plans - MGE.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 678	$ 739	$ 1,942	$ 1,555
Interest cost	1,438	1,735	4,118	3,651
Expected return on assets	(1,506)	(1,519)	(4,311)	(3,196)
Amortization of:
Transition obligation	41	23	116	48
Prior service cost	69	104	197	219
Actuarial gain	142	312	405	657
SFAS 87 cost	862	1,394	2,467	2,934
SFAS 88 charges:
Special termination benefit	-	-	-	127
Net periodic benefit cost	$ 862	$ 1,394	$ 2,467	$ 3,061

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$ 451	$ 372	$ 970	$ 803
Interest cost	753	670	1,621	1,444
Expected return on assets	(181)	(129)	(389)	(279)
Amortization of:
Transition obligation	93	90	200	193
Prior service cost	41	39	87	84
Actuarial gain	262	238	564	513
SFAS 87 cost	1,419	1,280	3,053	2,758
SFAS 88 charges:
Special termination benefit	-	-	-	-
Net periodic benefit cost	$ 1,419	$ 1,280	$ 3,053	$ 2,758

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003
was signed into law authorizing Medicare to provide prescription drug benefits to retirees. FASB Staff
Position No. (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003, was issued on May 19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under
Medicare Part D. FSP No. 106-2 is effective as of the first interim or annual period beginning after
June 15, 2004.

According to the FSP, if a company concludes that its single-employer defined benefit postretirement health care plan provides a drug benefit that is actuarially equivalent to the Medicare Part D benefit, the employer should recognize the subsidy in the measurement of the APBO under SFAS 106, Employers'
Accounting for Postretirement Benefits Other Than Pensions. The resulting reduction of the APBO should be accounted for as an actuarial gain. The subsidy's reduction of the employer's share of future costs under the plan should be reflected in current-period service cost.
According to the FSP, if a company concludes that its drug benefits are not actuarially equivalent, no accounting for the subsidy is required.

MGE's APBO or net periodic benefit cost at June 30, 2004, do not reflect any amount associated with this subsidy as MGE is currently unable to conclude whether the benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the act. MGE will adopt the standards of this
FSP for the period ending September 30, 2004.

9. Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE
Energy and MGE.

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
Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE. At June 30, 2004, this liability is estimated at $1.4 million and included in other deferred liabilities.

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

The following table shows costs as of December 31, 2003, and changes to the asset retirement obligation and accumulated depreciation during the six months ended June 30, 2004.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2003	$ 686	$ 675	$ 1,361	$ 175
Changes through June 30, 2004	-	43	43	13
Balance, June 30, 2004	$ 686	$ 718	$ 1,404	$ 188

As of June 30, 2004, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion ($0.7 million) and accumulated depreciation ($0.2 million) or $0.9 million.

Accumulated costs of removal that are non-SFAS 143 obligations are classified within the financial statements as regulatory liabilities. At June 30, 2004, and December 31, 2003, there were
$17.7 million and $18.2 million of these costs recorded as regulatory liabilities within the financials statements, respectively.

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

In connection with its "Shared Savings" program, MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2005 (see
Footnote 14.e.). The liability for the fair value of the obligation associated with these loans is not material.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are
$0.4 million in 2004, $0.9 million in 2005, 2006, and 2007, and $1.0 million in 2008.

c. FIN No. 46R.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - An
Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation, FIN No. 46R. FIN No. 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary.
FIN No. 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN
No. 46R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus, a subsidiary of MGE Energy, is a VIE of MGE pursuant to FIN
No. 46R, as the equity investment by MGE Energy (through its wholly owned subsidiary MGE
Power) in MGE Power West Campus at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West
Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement, and MGE will absorb a majority of the expected losses, residual returns, or both. The
VIE was consolidated into MGE as of December 31, 2003.

FIN No. 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 65% of the total Shared Savings program balance and has determined that the provisions of FIN No. 46R are not applicable via the "business scope exception." For the remaining 35% of the total Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE under the provisions of FIN No. 46R.

10. WCCF - MGE Energy and MGE.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, is building a natural gas-fired cogeneration facility on the UW campus. As planned, the facility will have capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus will jointly own the facility. The UW will own a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus will own a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE entered into a lease with MGE Power West Campus to lease the assets owned by MGE
Power West Campus, and MGE will operate the entire facility. MGE Construct is responsible for the construction of the facility. A PSCW order approving the issuance of a CPCN for the WCCF was received on October 9, 2003. Construction on the project commenced in October 2003, and the project is expected to be completed by spring 2005. In the second quarter of 2004, MGE Construct received a service fee of $0.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF.
This amount is classified as revenue from nonregulated operations within MGE Energy's financial statements. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period. MGE Construct has received $1.4 million (pretax) in service fees for the six months ended June 30, 2004.

In accordance with the WCCF lease between MGE Power West Campus and MGE, MGE Power West
Campus began billing MGE for carrying costs on WCCF. The carrying costs billed to MGE started on
January 29, 2004, the date MGE received approval from the PSCW to defer these costs, and will continue through construction of the project. Carrying costs totaled $3.1 million for the six months ended June 30, 2004. These amounts are classified as regulatory assets within the financial statements.

MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks in regard to some of the executed agreements related to the WCCF. In the EPC Agreement, MGE Power West
Campus is responsible for cost overruns and MGE Construct is responsible for the entire construction process for the facility, including paying liquidated damages relating to failure to achieve the
Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy
has guaranteed MGE Construct's obligations under the EPC Agreement.

The expected cost to construct WCCF is approximately $185 million in total, of which $105 million is
MGE Power West Campus' estimated portion. As of June 30, 2004, MGE Power West Campus had incurred $77.9 million of costs on the project, which is reflected in construction work in progress on
MGE Energy's and MGE's consolidated balance sheets. These costs represent amounts paid for equipment as well as other costs associated with construction of the facility.

11. ATC - MGE.

As of June 30, 2004, MGE holds a 5% interest in ATC and accounts for its investment in that interest under the equity method of accounting due to its ability to exercise significant control over management activities. MGE has a seat on the board of directors and owns 20% of the voting stock of ATC
Management, Inc., which manages and operates ATC. MGE records as equity in earnings of the investee its share of ATC's earnings, amortization of the SFAS No. 109 regulatory liability, and deferred investment tax credits related to the transmission assets transferred to ATC. During the three and six months ended June 30, 2004, MGE recorded pretax equity earnings from its investment in ATC of
$0.9 million and $2.0 million, respectively. MGE recorded transmission expense from ATC of
$3.4 million and $6.7 million for the three and six months ended June 30, 2004, respectively.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the
Procurement of the Equipment" for the system upgrades. MGE has advanced funds for construction to
ATC for transmission equipment related to WCCF in the amount of $2.0 million for the six months ended June 30, 2004. The total advanced to ATC for this project is $12.5 million as of June 30, 2004.
MGE will be reimbursed by ATC upon completion of the project.

MGE has agreed to provide to ATC an additional capital commitment of $3.6 million in 2004. In the second quarter of 2004, MGE made its second of four capital installments. MGE has made $1.8 million in capital contributions for the six-month period ended June 30, 2004. MGE has a remaining capital commitment of $1.8 million for 2004.

12. Power the Future Generation.

On February 23, 2001, MGE secured an option to own a portion of the advanced technology, coal-fired, base-load generation facilities proposed in WE Energies' "Power the Future" plan. The plan includes three new 600-MW coal-fired plants to be located in Wisconsin. Pursuant to an amended agreement reached on January 31, 2003, MGE has the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants or up to approximately 50 MW per unit.

The PSCW issued an order in November 2003 approving WE Energies' request for a CPCN for Units 1 and 2. Four appeals have been filed challenging the order. In addition, two lawsuits have been filed in
Dane County Circuit Court against the DNR, contending that the DNR did not comply with state laws when it participated with the PSCW in preparing the environmental impact statement for Units 1 and 2.
Also, several parties have sought to contest the issuance of various environmental permits needed for the construction of the units. The resolution of these proceedings as well as the risks generally associated with construction of the units may adversely affect the costs and completion times for the units. At present, Unit 1 is scheduled to begin operating in 2009 and Unit 2 is scheduled to begin operating in 2010.

The PSCW issued an order on June 25, 2004, approving MGE's participation in Units 1 and 2 (should
MGE choose to exercise its options) and approving a facility lease agreement between MGE Power Elm
Road (a nonutility subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, a return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years. MGE anticipates making a decision on whether to exercise the option by the middle of 2005. If the options on Units 1 and 2 are exercised,
MGE Energy's share of capital costs for an 8.33% ownership interest in both units would be an estimated $183 million. A substantial portion of those capital costs would be incurred from 2005 through 2009, with more than half expected to be incurred during 2006 and 2007. (See Footnote 15 for subsequent event.)

13. Segment Information - MGE Energy and MGE.

MGE Energy and MGE operate in three business segments: electric utility operations, gas utility operations, and nonregulated energy operations. The electric utility business generates and distributes electricity and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas.

The nonregulated energy operations are conducted through subsidiaries of MGE Energy other than
MGE. These subsidiaries have been formed to own and construct new electric generating capacity. At present, they are undertaking the construction of WCCF, which started in the fall of 2003. The following table shows key information about all three of these segments, including the distribution of net assets, for the six months ended June 30, 2003 and 2004.

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

The following table shows segment information for MGE Energy's operations:

(In thousands)
MGE Energy Six Months Ended June 30, 2004	Electric	Gas	Nonregulated	Total
Gross operating revenues	$ 121,576	$ 103,194	$ 1,364	$ 226,134
Interdepartmental revenues	(239)	(5,200)	-	(5,439)
Depreciation and amortization	(8,573)	(3,638)	-	(12,211)
Other operating expenses	(91,876)	(81,922)	(166)	(173,964)
Operating income	$ 20,888	$ 12,434	$ 1,198	$ 34,520

Six Months Ended June 30, 2003
Gross operating revenues	$ 114,951	$ 99,878	$ -	$ 214,829
Interdepartmental revenues	(245)	(3,442)	-	(3,687)
Depreciation and amortization	(8,325)	(3,436)	-	(11,761)
Other operating expenses	(90,472)	(79,753)	(72)	(170,297)
Operating income	$ 15,909	$ 13,247	$ (72)	$ 29,084

The electric and gas utility operations segments represent substantially all of the revenue-generating segments for MGE and substantially all of the revenue for MGE Energy. The following table shows segment information for MGE's operations:

(In thousands)
MGE Six Months Ended June 30, 2004	Electric	Gas	Nonregulated	Total
Gross operating revenues	$ 121,576	$ 103,194	$ -	$ 224,770
Interdepartmental revenues	(239)	(5,200)	-	(5,439)
Depreciation and amortization	(8,573)	(3,638)	-	(12,211)
Other operating expenses	(98,266)	(86,361)	-	(184,627)
Operating income	$ 14,498	$ 7,995	$ -	$ 22,493

Six Months Ended June 30, 2003
Gross operating revenues	$ 114,951	$ 99,878	$ -	$ 214,829
Interdepartmental revenues	(245)	(3,442)	-	(3,687)
Depreciation and amortization	(8,325)	(3,436)	-	(11,761)
Other operating expenses	(94,860)	(84,577)	-	(179,437)
Operating income	$ 11,521	$ 8,423	$ -	$ 19,944

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated	Total
Assets:
June 30, 2004	$ 455,776	$ 159,572	$ 41,372	$ 89,907	$ 746,627
December 31, 2003	445,728	165,577	55,839	54,543	721,687

Capital Expenditures:
Six Months ended June 30, 2004	17,256	5,275	-	27,504	50,035
Year ended December 31, 2003	40,833	13,875	-	28,262	82,970

MGE
Assets:
June 30, 2004	$ 455,776	$ 159,572	$ 43,175	$ 78,819	$ 737,342
December 31, 2003	445,728	165,577	55,839	48,928	716,072

Capital Expenditures:
Six Months ended June 30, 2004	17,256	5,275	-	27,504	50,035
Year ended December 31, 2003	40,833	13,875	-	28,262	82,970

14. Commitments and Contingencies - MGE Energy and MGE.

a. Coal Contracts.

MGE has no coal contracts that contain minimum purchase or fixed obligations. Fuel procurement for
MGE's jointly owned Columbia is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes such obligations would be considered costs of service and recoverable in rates.

b. Energy Commitments.

MGE has several purchased power and transmission contracts to help meet future electric supply requirements. As of June 30, 2004, MGE's total annual commitments for purchased power contracts for capacity and transmission are estimated to be $16.8 million in 2004, $14.5 million in 2005,
$14.6 million in 2006, $11.3 million in 2007, and $9.6 million in 2008. Management expects to recover these costs in future customer rates.

c. Natural Gas Transportation and Storage Contracts.

MGE's natural gas supply transportation and storage contracts require fixed monthly payments for firm supply and firm pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. The annual payments are estimated to be $15.1 million in 2004, $14.2 million in
2005, $14.5 million in 2006, $14.4 million in 2007, and $14.2 million in 2008. Management expects to recover these costs in future customer rates.

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

The EPA and the DNR regulate pollution and environmental control matters at MGE's electric generating plants. The DNR has primary jurisdiction over air and water quality as well as solid and hazardous waste standards.

The ongoing issue of global warming could result in significant costs to reduce CO2 emissions from fossil-fueled generation sources such as coal and gas-fired plants. MGE does not yet know the amounts of these expenditures or the period of time over which they may be required.

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

Air quality

Eight-hour ozone standard. In 1997, the EPA promulgated a new eight-hour ozone ambient air-quality standard. In April 2004, the EPA designated Dane County as in attainment with that eight-hour ozone standard based upon data showing Dane County air quality to be in attainment with that standard. This designation could be revised based upon future air-quality data.

Dane County ozone levels have been increasing over time. MGE is working with the DNR and other
Dane County air-emission sources to make voluntary reductions of ozone precursor emissions and prevent the county from being classified as a nonattainment area. If Dane County were classified as a nonattainment area, MGE facilities in Dane County may need to meet new limits for ozone precursor emissions.

Proposed and final MACT standards. Section 112 of the 1990 Clean Air Act Amendments requires the EPA to develop standards to control major sources of hazardous air pollutants to levels generally consistent with the lowest-emitting facilities in similar source categories. MGE operates several sources that may be subject to MACT standards, including electric steam generating units;
combustion turbines; reciprocating internal combustion engines; and industrial, commercial, and institutional boilers. All sources, except Blount and Columbia coal-fired units, are expected to be exempt from implementing additional emission-control strategies. WCCF is subject to the MACT standard for combustion turbines, but no additional controls are anticipated other than those being constructed. The EPA has signed final MACT standards for electric-steam generating units, and MGE will be required to comply with these new limits in 2007 if the rules are published in the same form.
Complying with the MACT standards would likely increase capital expenditures and operating and maintenance expenses.

Proposed Wisconsin mercury emission reduction rule. The DNR has promulgated an administrative rule (NR 446) that requires reduction of mercury emissions of 40% by 2010 and 75% by 2015 for
"major utilities" located in Wisconsin, i.e., those investor-owned public utilities emitting 100 pounds or more of mercury annually on a system-wide basis. The rule allows each utility to average their mercury emission reduction requirement across their entire system of coal-fired boilers. As a joint owner of Columbia, MGE may have increased capital expenditures and operating and maintenance expenses if the owners choose to control mercury emissions at Columbia.

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

Clean Air Interstate Rule. In January 2004, the EPA proposed Interstate Air Quality rules that would mitigate the transport of fine particulate matter and ozone pollution by imposing emission reduction requirements on SO2 and NOx in 29 eastern states and the District of Columbia. These reductions would be implemented in two phases through a cap-and-trade system. SO2 emissions would be reduced by 3.6 million tons by 2010 (approximately 40% below current levels) and by another
2 million tons per year when the rules are fully implemented (approximately 70% below current levels). Emissions of NOx would be cut by 1.5 million tons by 2010 (approximately 55% below current levels) and 1.8 million tons annually in 2015 (approximately 65% below current levels). The
EPA is expected to finalize the rule by the end of 2005. Complying with the rule would likely increase capital expenditures as well as operating and maintenance expenses at Blount and Columbia.

In a separate but closely related action, the EPA also proposed a Utility Mercury Reduction Rule for controlling mercury emissions from utility boilers. The draft rule proposes several control options.
The EPA is expected to finalize the rule by the end of 2004. Complying with the rule would likely increase capital expenditures as well as operating and maintenance expenses at Blount and Columbia.

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

Water quality

MGE is subject to water-quality regulations issued by the DNR. These regulations include categorical-effluent discharge standards and general water-quality standards. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

The categorical-effluent discharge standards require each discharger to use effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The DNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants.

On March 25, 2004, the State filed a complaint in state court against Alliant, as operator of Columbia, seeking forfeitures, penalties, and injunctive relief for exceeding limits in its Wisconsin Pollutant
Discharge Elimination System permit. In addition, Alliant and WPL were named in a Federal Water
Pollution Control Act citizen suit action alleging similar violations. In July 2004, Alliant, WDOJ, and
WELA settled the matter for $150,000 and a commitment to implement upgrades to the facility's wastewater system. MGE owns a 22% share of Columbia along with the other co-owners Alliant and
WPSC. MGE has recorded a liability at June 30, 2004, for its pro-ratable share of the monetary settlement.

EPA has promulgated new rules establishing performance standards for cooling water intake structures at large power plants. The rule is currently subject to a legal challenge by a coalition of states and environmental groups. The rule, as currently drafted, applies to facilities that can withdraw at least 50 million gallons per day of water and use 25% or more of that withdrawal for cooling. The
EPA water rule may have an impact on MGE's Blount plant that may result in additional capital expenditures. MGE cannot predict at this time what the impact would be.

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

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone were removed and disposed of in accordance with a DNR-approved
"Removal Action Work Plan." MGE has paid $1.4 million in expenses to complete this cleanup, and expects to recover cleanup costs in future electric rates. Carrying costs associated with the cleanup expenditures will not be recoverable.

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

e. Chattel Paper Agreement - MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28, 2005. At June 30, 2004, MGE had sold an outstanding
$6.3 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140,
Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A
Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. MGE has recorded a servicing asset of $0.3 million and $0.2 million as of June 30, 2004 and 2003, respectively.

The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the six months ended June 30, 2004 and 2003, MGE received approximately $0.6 million and $0.4 million, respectively, of cash from the financial institution for the sale of loan assets. During those same periods, payments of $1.3 million and $1.0 million, respectively, were made by MGE to the financial institution.

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

(In thousands)	Contract Total	Payments through June 30, 2004	Remaining Contract Amounts
Gas turbines	$ 30,190	$ 30,060	$ 130
Steam turbine	7,805	7,805	-
Heat-recovery steam generators	11,993	11,993	-
Chiller equipment	6,689	6,020	669
Project management	8,400	6,001	2,399
Miscellaneous equipment	31,161	21,366	9,795
Total	$ 96,238	$ 83,245	$ 12,993

15. Subsequent Events.

Fuel Credit

On July 22, 2004, the PSCW decided to reopen MGE's current rate order docket to commence a limited scope proceeding under fuel rules to determine if a fuel credit is required for 2004. Under fuel rules, if electric fuel costs are outside a 3.0% annual threshold set by the PSCW, MGE may request a fuel surcharge or may be required to return a fuel credit to its customers. If a determination is made by the
PSCW in this proceeding that a fuel credit is required, the time period for determining the credit begins
July 22, 2004.

The Company is unable to estimate the financial impact of these proceedings at this time.

Credit Agreement

On July 14, 2004, MGE entered into a $45 million, three-year, unsecured revolving credit agreement with a group of banks. It is expected that the credit agreement will be used principally to support MGE's commercial paper program. Interest rates on the advances under the credit agreement are based on either the London Interbank Offering Rate (LIBOR) or prime plus, in the case of the LIBOR-based rate, an adder based upon the credit rating of MGE at the time of borrowing. The credit agreement requires that
MGE maintain a ratio of consolidated indebtedness to consolidated total capitalization of not more that
0.65 to 1.00. That ratio excludes amounts attributable to MGE Power West Campus, which is consolidated into MGE as a result of the application of FIN No. 46R. The credit agreement also includes restrictions on mergers, asset sales, and liens. The new credit facility replaces $40 million of unsecured, uncommitted lines of credit.

Wind Power Purchase Agreement

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. The agreement increases MGE's wind power output capacity from
12 MW to 52 MW.

Power the Future Participation

On July 23, 2004, a petition was filed by one individual in Dane County Circuit Court challenging the
PSCW's order authorizing MGE's participation in Units 1 and 2 of WE Energies' Power the Future Plan.

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

Executive Summary - MGE Energy and MGE

In the second quarter of 2004, our utility operations experienced an increase in electric retail sales volumes of
2.8% while retail gas deliveries decreased 10.9%. Electric revenues increased $2.8 million for the three months ended June 30, 2004, due to the increase in retail volumes as well as increases in rates, while gas revenues decreased $0.7 million due to a decline in gas deliveries. Total operation and maintenance expenses increased
$1.2 million due to higher uncollectible accounts, higher distribution and maintenance costs, and higher administrative costs. MGE Energy also experienced lower interest costs as a result of the generally lower interest rates for our variable-rate debt during the quarter resulting in a $0.2 million decrease in interest expense.
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
We believe it is critical to maintain both a strong credit standing and financial strength in MGE as well as in the parent company in order to accomplish these goals.

Results of Operations

Substantially all of MGE Energy's results of operations are attributable to the operations of its utility subsidiary
MGE. MGE Energy's other significant business activity relates to the development of a cogeneration project, which is under construction. Consequently, the following discussion focuses mainly on MGE's results of operations for the three and six months ended June 30, 2004, in comparison to the same periods in the prior year.

Electric Utility Operations

Electric sales and revenues

The following tables compare MGE's electric retail revenues and electric kWh sales by customer class for the periods indicated:

(In thousands)	Revenues			kWh Sales
	Three months ended June 30,			Three months ended June 30,
	2004	2003	% Change	2004	2003	% Change
Residential	$ 20,086	$ 18,968	5.9	174,491	173,634	0.5
Commercial	30,889	28,878	7.0	407,853	394,485	3.4
Industrial	4,358	4,181	4.2	83,532	83,556	0.0
Other - retail/municipal	4,894	4,483	9.2	84,807	78,893	7.5
Total retail	60,227	56,510	6.6	750,683	730,568	2.8
Sales for resale	590	1,582	(62.7)	10,098	38,060	(73.5)
Other revenues	609	515	18.3	-	-
Total	$ 61,426	$ 58,607	4.8	760,781	768,628	(1.0)

(In thousands)	Revenues			kWh Sales
	Six months ended June 30,			Six months ended June 30,
	2004	2003	% Change	2004	2003	% Change
Residential	$ 41,754	$ 38,433	8.6	382,026	373,699	2.2
Commercial	58,187	55,165	5.5	814,197	790,002	3.1
Industrial	7,793	7,636	2.1	158,839	155,151	2.4
Other - retail/municipal	8,702	8,281	5.1	158,002	150,587	4.9
Total retail	116,436	109,515	6.3	1,513,064	1,469,439	3.0
Sales for resale	830	4,052	(79.5)	18,101	81,551	(77.8)
Other revenues	4,071	1,139	257.4	-	-
Total	$ 121,337	$ 114,706	5.8	1,531,165	1,550,990	1.3

Electric operating revenues were up $2.8 million or 4.8% for the three months ended June 30, 2004, and
$6.6 million or 5.8% for the six months ended June 30, 2004, compared to the same periods in the prior year.
The increase was due to the following factors:

(In millions)	Three months ended June 30, 2004	Six months ended June 30, 2004
Increase in Retail Rates	$2.2	$3.7
Increase in Retail Volume	1.5	3.3
Increase in Other Electric Revenues	0.1	2.9
(Decrease) in Sales for Resale	(1.0)	(3.3)
	$2.8	$6.6

Rates. The PSCW authorized increases in MGE's electric rates effective January 14, 2004, and March 1, 2003, to cover rising fuel costs for electric generation and increased system demands. Retail revenues reflect a fuel credit in the amount of $3.1 million, which was refunded to customers in the first quarter of 2004. The liability for this fuel credit was previously accrued from August 2003 through January 2004 as a decrease to other electric revenues (see Footnote 4 - Rate Matters).

Volume. There was a 3.0% increase in total retail sales volumes for the six months ended June 30, 2004, which is mainly attributable to increases in sales from large commercial customers and sales from residential customers.

Other effects. Other electric revenues increased for the six months ended June 30, 2004, compared to the same period in the prior year due to the reversal of the fuel credit liability, which was refunded to customers in the first quarter of 2004. The actual fuel refund decreased retail revenues and is offset by an increase in other electric revenues.

Sales for resale. The decrease in sales for resale reflects lower sales volume due to the expiration of a contract with Alliant to sell 25 MW of electric capacity. The contract was in effect from January through August 2003. Sales for resale also include transactions conducted on the PJM market. On May 1, 2004, PJM began managing the flow of wholesale electricity over ComEd's transmission lines and administering open, competitive wholesale electricity trading markets. MGE has three purchase power agreements that are impacted by ComEd's integration into the PJM market. MGE has recorded certain transactions on the PJM market on a net basis resulting in a $1.2 million reduction to sales for resale and purchased power expense for the three and six months ended June 30, 2004.

Electric fuel and purchased power

Fuel used for electric generation increased $2.3 million or 24.4% during the three months ended June 30, 2004, and $3.0 million or 14.9% during the six months ended June 30, 2004, compared to the same periods in the prior year. This increase is primarily due to the increase in electric generation at MGE's base-load plants. MGE's internal generation increased 7.1% for the six months ended June 30, 2004, mainly due to a 16.5% increase during the first quarter of 2004. This large increase was the result of the Columbia facility being off line frequently during the first quarter of 2003 but back on line for the first quarter of 2004.

Purchased power expense increased $0.3 million for the three months ended June 30, 2004. This increase represents a 11.0% increase in the per-unit cost, offset by a 8.0% decrease in the volume of purchased power. Purchased power expense decreased $2.1 million for the six months ended June 30, 2004. The decrease is due to a 15.0% decrease in the volume of purchased power offset by a 8.0% increase in per-unit cost. These aforementioned fluctuations include a $1.2 million reduction to purchased power expense which resulted from recording certain transactions on the PJM market on a net basis.

Gas Utility Operations

Gas deliveries and revenues

The following tables compare MGE's gas retail revenues and gas delivered by customer class for the periods indicated:

	Revenues			Therms delivered
	Three months ended June 30,			Three months ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Residential	$ 13,362	$ 13,893	(3.8)	11,591	13,283	(12.7)
Commercial/industrial	8,984	9,203	(2.4)	10,808	11,847	(8.8)
Total retail	22,346	23,096	(3.2)	22,399	25,130	(10.9)
Gas transportation	653	717	(8.9)	9,151	9,596	(4.6)
Other revenues	307	228	34.6	-	-
Total	$ 23,306	$ 24,041	(3.1)	31,550	34,726	(9.1)
Heating degree days (normal 861)				852	975	(12.6)

	Revenues			Therms delivered
	Six months ended June 30,			Six months ended June 30,
(In thousands)	2004	2003	% Change	2004	2003	% Change
Residential	$ 56,811	$ 56,158	1.2	56,491	61,308	(7.9)
Commercial/industrial	38,440	37,249	3.2	47,601	49,912	(4.6)
Total retail	95,251	93,407	2.0	104,092	111,220	(6.4)
Gas transportation	1,734	1,768	(1.9)	24,816	25,878	(4.1)
Other revenues	1,009	1,261	(20.0)	-	-
Total	$ 97,994	$ 96,436	1.6	128,908	137,098	(6.0)
Heating degree days (normal 4,406)				4,412	4,736	(6.8)

Gas revenues decreased $0.7 million, or 3.1%, for the three months ended June 30, 2004, and increased $1.6 million or 1.6% for the six months ended June 30, 2004, compared to the same periods in the prior year.

These changes are related to the following factors:

(In millions)	Three months ended June 30, 2004	Six months ended June 30, 2004
Gas costs/rates	$1.6	$7.8
Gas deliveries	(2.4)	(6.0)
Other miscellaneous effects	0.1	(0.2)
Total	($0.7)	$1.6
Average rate per therm	$0.998	$0.915

Gas costs/rates. The PSCW authorized increases in MGE's gas rates effective January 14, 2004, and March 1, 2003, to cover increased system demands. The average rate per therm for the six months ended June 30, 2004, increased 9.0% compared to the same period in the prior year. Retail gas deliveries. The 6.4% decrease in retail gas deliveries for the six months ended June 30, 2004, was mainly the result of cooler temperatures, reflected by a 6.8% decrease in the number of heating degree days during the six months ended June 30, 2004, compared to the same period in the prior year.

Natural gas purchased

For the three months ended June 30, 2004, natural gas purchases decreased by $0.5 million, mainly due to a 10.9% decrease in the volume of gas purchased during the period. For the six months ended June 30, 2004, natural gas purchases increased by $0.4 million due to a $2.9 million increase in the cost of natural gas offset by a $2.5 million decrease in the volume of gas purchased.

Other Nonregulated Revenues - MGE Energy

For the three and six months ended June 30, 2004, MGE Construct received $0.7 million and $1.4 million, respectively, from the State. These payments were for services rendered in relation to MGE Construct's role as EPC contractor for the WCCF.

Operations and Maintenance Expense - MGE

Operations and maintenance expense increased $1.2 million and $1.7 million for the three and six months ended June 30, 2004, compared to the same periods in the prior year, respectively. These increases are primarily attributable to increases in electric production expenses, overhead line maintenance expense, and administrative and customer service expenses. These increases are partially offset by reductions in operational expenses at Columbia.

Depreciation and Amortization - MGE Energy and MGE

For the three months ended June 30, 2004, depreciation expense increased by $0.1 million or 1.7% compared to the same period in the prior year. For the six months ended June 30, 2004, depreciation expense increased $0.5 million or 3.8% from the same period in the prior year. These increases are attributable to an increase in the gross property, plant, and equipment balance between the two periods.

Other General Taxes - MGE Energy

The 8.8% increase in other general taxes for MGE Energy for both the three and six months ended June 30, 2004, compared to the same periods in the prior year is due to an increase in MGE's license fee tax. Wisconsin's license fee tax is in lieu of property tax on utility property. The tax is estimated and prepaid one year ahead of expense recognition, then finally determined as a percentage of adjusted operating revenues from the prior calendar year and amortized to expense on a straight-line basis.

Income Taxes - MGE Energy

MGE Energy's effective income tax rate is 39.1% for the six months ended June 30, 2004. This is comparable to the effective income tax rate for the six months ended June 30, 2003 (39.3%).

Other Income - MGE Energy

For the three months ended June 30, 2004, MGE Energy's other income increased $0.3 million due to an increase in ATC earnings, compared to the prior year, and a gain on investments. For the six months ended June 30, 2004, other income increased $1.0 million. Factors contributing to this increase include a gain on the sale of assets of $0.6 million, an increase in ATC earnings of $0.2 million, and a gain on investments.

Interest Expense - MGE Energy

During the three and six months ended June 30, 2004, MGE Energy's net interest expense decreased $0.2 million compared to the same periods in the prior year. The decrease is due to lower interest rates on variable rate long-term debt.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three and six months ended June 30, 2004. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2003.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the six months ended June 2004 and 2003, respectively:

	MGE Energy		MGE
(Thousands of dollars)	2004	2003	2004	2003
Cash provided by (used for):
Operating activities	$ 55,290	$ 55,266	$ 49,022	$ 56,067
Investing activities	(52,625)	(56,467)	(53,237)	(26,811)
Financing activities	(1,795)	8,522	4,607	(22,105)

Cash Provided by Operating Activities

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by MGE Energy's operating activities was $55.3 million for the six months ended June 30, 2004. Current assets decreased $21.3 million for the six months ended June 30, 2004, primarily due to decreases in unbilled and billed receivables ($12.9 million), stored natural gas and materials ($3.8 million), and prepayments ($4.6 million). Current liabilities increased $0.8 million for the six months ended June 30, 2004, primarily due to a increase in accounts payable.

As of June 30, 2004, MGE Energy had a working capital deficit (current liabilities exceed current assets) of $11.9 million. MGE Energy is currently financing the majority of capital commitments of WCCF with a shortterm bank line of credit. During the next year, MGE Energy plans to issue both long-term debt and equity securities to reduce the existing short-term bank loans and to fund future capital expenditures.

Cash Used for Investing Activities

Cash used for MGE Energy's investing activities decreased $3.8 million or 6.8% for the six months ended June 30, 2004, compared to the same period in the prior year. This decrease is primarily attributable to a $3.7 million decrease in capital expenditures for the six months ended June 30, 2004, compared to the same period in the prior year. Capital expenditures related to WCCF decreased $0.4 million for the six months ended June 30, 2004, compared to the same period in the prior year. In 2003, MGE Energy's capital expenditures related to WCCF included the State's portion. In November 2003, the State reimbursed MGE Construct for its share of construction costs incurred throughout 2003. MGE Construct now bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. MGE utility plant additions also decreased $3.3 million during the six months ended June 30, 2004, compared to the same period in the prior year. Additional factors contributing to a decrease in cash used for investing activities for the six-month period ended June 30, 2004, include $0.6 million in proceeds for the sale of property, a $0.6 million reduction in advances to ATC related to WCCF, and $0.7 million in additional cash received from other investing activities. These changes were offset by two additional capital contributions made by MGE to ATC for the six months ended June 30, 2004. Total capital contributions to ATC for the six-month period were $1.8 million.

Cash used for MGE's investing activities increased $26.4 million or 98.6% for the six months ended June 30, 2004, compared to the same period in the prior year. As of December 31, 2003, MGE Power West Campus is being consolidated into MGE in accordance with FIN No. 46R (see Footnote 9.c.) Therefore, for the six months ended June 30, 2004, MGE's cash used for investing activities includes the capital expenditures related to WCCF. MGE also made two additional capital contributions to ATC totaling $1.8 million. These uses of cash were offset by a $0.6 million reduction in advances to ATC related to WCCF, $0.7 million in additional cash provided by other investing activities, and a $3.3 million reduction in utility plant additions.

Cash Provided by (Used for) Financing and Capital Resources

Cash used for MGE Energy's financing activities was $1.8 million for the six months ended June 30, 2004, compared to cash provided by financing activities of $8.5 million for the same period in the prior year. During the six months ended June 30, 2004, MGE recorded net debt repayments of $2.8 million compared to net borrowings of $11.9 million for the same period in the prior year. During the second quarter of 2004, MGE repaid $5.0 million of the current portion of their long-term debt, offset by interim borrowings of $2.2 million. Proceeds from the issuance of common stock increased $5.1 million for the six months ended June 30, 2004, when compared to the same period in the prior year. This increase is a result of shares issued under the Distribution Agreement through BOCM and increased shares issued through the Dividend Reinvestment and
Direct Stock Purchase Plan. Cash dividends for the six months ended June 30, 2004, increased $0.7 million or 5.5% compared to the same period in the prior year.

MGE Energy has an established line of credit in the amount of $60 million for the temporary financing of the capital commitments for the WCCF. At June 30, 2004, MGE Energy had $33.4 million drawn on this line of credit and recorded as bank loans outstanding.

Cash provided by MGE's financing activities increased $26.7 million for the six months ended June 30, 2004, compared to the same period in the prior year. This change is primarily the result of the consolidation of MGE Power West Campus into MGE in accordance with FIN No. 46R. MGE's financing activities includes an equity contribution made from MGE Energy to WCCF for $26.8 million and $0.3 million of affiliate financing for WCCF. Cash dividends to the parent decreased $5.4 million for the six months ended June 30, 2004, compared to the same period in the prior year. These changes were offset by additional debt repayments of $6.5 million. Bank lines of credit available to MGE as of June 30, 2004, were $40 million. MGE also has a letter of credit with a commercial bank (established as collateral for equipment purchases) that ATC will use to provide necessary system upgrades for the WCCF.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2004	Dec. 31, 2003
Common shareholders' equity	53.1%	50.9%
Long-term debt*	40.6%	43.0%
Short-term debt	6.3%	6.1%
*Includes the current portion of long-term debt

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity is primarily affected by their capital requirements. During the six months ended June 30, 2004, capital expenditures for MGE Energy and MGE totaled $50.0 million, which included $29.3 million of capital expenditures for WCCF and $20.7 million of capital expenditures for utility operations. MGE Energy's and MGE's 2004 capital commitments related to WCCF are estimated to be $27.1 million. MGE Energy plans to finance these capital expenditures through the issuance of both debt and equity securities. MGE Energy has a current shelf registration statement for the sale of $176 million of equity and debt securities that is effective with the SEC. MGE Energy expects to use the proceeds from securities sold under the registration statement to finance future capital expenditures, redeem or refund debt incurred in connection with the WCCF, or for other general corporate purposes.

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
WCCF

The cost to construct WCCF is expected to be approximately $185 million in total, of which MGE Power West Campus' portion will be $105 million. MGE Construct bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of June 30, 2004, MGE Power West Campus had incurred $77.9 million of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. For the six months ended June 30, 2004, MGE Construct received a service fee of $1.4 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million will be recognized as services are rendered and will be collected over a 22-month period. MGE Energy, MGE Power West Campus, and MGE Construct have assumed certain risks related to some of the executed agreements. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and
MGE Construct is responsible for the entire construction process for the facility, including paying liquidated damages relating to failure to achieve the Mechanical Completion Date Guarantee and/or the Acceptance Test Capacity Guarantee. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

Adoption of Accounting Principles

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

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and the photovoltaic generating facilities, all of which are located on property not owned by MGE. At June 30, 2004, this liability is estimated at $1.4 million and included in other deferred liabilities.

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
The following table shows costs as of December 31, 2003, and changes to the asset retirement obligation and accumulated depreciation during the six months ended June 30, 2004.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2003	$ 686	$ 675	$ 1,361	$ 175
Changes through June 30, 2004	-	43	43	13
Balance, June 30, 2004	$ 686	$ 718	$ 1,404	$ 188

As of June 30, 2004, MGE's regulatory asset, included in deferred charges, is the total accumulated accretion
($0.7 million) and accumulated depreciation ($0.2 million) or $0.9 million.

Accumulated costs of removal that are non-SFAS 143 obligations are classified within the financial statements as regulatory liabilities. At June 30, 2004, and December 31, 2003, there were $17.7 million and $18.2 million of these costs recorded as regulatory liabilities within the financials statements, respectively.
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

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $7.5 million of the financing program receivables, until February 28,
2005. Loans totaling $0.6 million have been sold to the financial institution during 2004. The liability for the fair value of the obligation associated with these loans is not material.

MGE would be required to perform under the guarantee if the customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.4 million in 2004, $0.9 million in 2005, 2006, and 2007, and $1.0 million in 2008.

FIN No. 46R.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - An Interpretation of
ARB No. 51. In December 2003, the FASB issued the updated and final interpretation, FIN No. 46R. FIN
No. 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN No. 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN No. 46R was effective on
December 31, 2003, for interests in entities that were previously considered special purpose entities under then-existing authoritative guidance.

MGE Power West Campus is a VIE of MGE pursuant to FIN No. 46R, as the equity investment by MGE
Energy in MGE Power West Campus at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual returns, or both. The VIE was consolidated into MGE as of
December 31, 2003.

FIN No. 46R also requires MGE to assess whether the participants within its "Shared Savings" program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 65% of the total Shared Savings program balance and has determined that the provisions of FIN No. 46R are not applicable via the "business scope exception." For the remaining 35% of the total Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

FSP No. 106-2

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was
signed into law authorizing Medicare to provide prescription drug benefits to retirees. FASB Staff Position
No. (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003, was issued on May 19, 2004. The FSP provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. FSP No. 106-2 is effective as of the first interim or annual period beginning after June 15, 2004 (see Footnote 8 for further discussion).

Regulatory Issues - Transmission

The Midwest ISO is in the process of developing a bid-based energy market, which is currently proposed to be implemented on March 1, 2005. In connection with the development of this energy market, the Midwest ISO is developing a market-based platform for valuing transmission congestion premised upon the LMP system that has been implemented in certain states. It is expected that the LMP system will include the ability to mitigate or eliminate congestion costs through the use of FTRs. The Midwest ISO will initially allocate FTRs, and it is anticipated that additional FTRs will be available through an auction-based system run by the Midwest ISO. It is unknown at this time the quantity of FTRs that will be allocated by the Midwest ISO or what the financial impact of the LMP congestion pricing system might have on MGE.

ComEd and AEP (PJM companies) have joined PJM rather than the Midwest ISO and have filed with FERC a
"Hold Harmless Proposal." Had the PJM companies joined the Midwest ISO instead, both Wisconsin and
Michigan utilities would have received a portion of the revenues for point-to-point transmission service for certain transactions under the "Agreement of Transmission Owners of the Midwest ISO." A group of Wisconsin and Michigan utilities (which includes MGE) formed a coalition ("WI/MI Coalition") and filed a Hold Harmless
Agreement counterproposal with FERC.

On March 18, 2004, FERC rejected the PJM companies Hold Harmless Proposal, finding that it did not adequately hold the WI/MI Coalition harmless from adverse impacts associated with transmission congestion and loop flow from the PJM companies RTO choices and that a trial-type evidentiary hearing should be held to address these issues. The FERC decision suggested that the PJM companies propose a "Service Agreement"
which adopts the Hold Harmless Proposal, subject to the outcome of various proceedings, and that the proposal contains a contractual mechanism to ensure the PJM companies provide appropriate compensation to the WI/MI
Coalition for adverse impacts. On April 6, 2004, the PJM companies filed with FERC a "Hold Harmless Service
Agreement" for PJM's tariff. On April 27, 2004, FERC accepted the Hold Harmless Service Agreement subject to refund and the outcome of a hearing on the question of the appropriate compensation to the WI/MI Coalition for any adverse impacts related to ComEd's decision to join PJM.

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

Interest Rate Risk

MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and by continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates. MGE has
$15.0 million in variable rate long-term debt outstanding as of June 30, 2004. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors.

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

Under the fuel rules, MGE may include the costs and benefits of fuel price risk management tools implemented under a risk management plan approved by the PSCW. In 2003, the PSCW approved MGE's Electric
Procurement Risk Management Program, with conditions, through December 31, 2004. No transactions have occurred under this program through June 30, 2004.

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

Item 4. Controls and Procedures.

During the second quarter of 2004, each registrant's management, including its principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed by each registrant to ensure that material information relating to that registrant, including its subsidiaries, is made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Each registrant's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of June 30, 2004, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures were effective to accomplish their objectives. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

Both WELA and the WDOJ had filed complaints in federal and state courts, respectively, against WPL and
Alliant alleging violations of the Federal Water Pollution Control Act at the Columbia generating station. In
July 2004, Alliant, WELA, and WDOJ settled the actions for $150,000 and Alliant's commitment to implement upgrades to Columbia's wastewater system. MGE owns a 22% share of Columbia along with the other co-owners, Alliant and WPSC. MGE has recorded a liability at June 30, 2004, for their pro-ratable share of the monetary settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy's Annual Meeting of Shareholders was held on May 11, 2004, in Middleton, Wisconsin.
Shareholders voted for the election of three persons to serve as Class III Directors to hold office until 2007.
Listed below are the nominees for Class III Directors and the results of the voting.

	For	Withhold Authority

Richard E. Blaney	14,613,448	326,936
Frederic E. Mohs	14,583,484	356,900
F. Curtis Hastings	14,625,372	315,012

No votes were cast for any other nominee. The directors continuing office until the 2005 annual meeting are
Regina M. Millner and Donna K. Sollenberger. David C. Mebane retired from the board on May 11, 2004. The directors continuing in office until the 2006 annual meeting are John R. Nevin, H. Lee Swanson, and
Gary J. Wolter.

On May 11, 2004, MGE Energy, as MGE's sole shareholder, executed a shareholder's consent electing
Richard E. Blaney, Frederic E. Mohs, and F. Curtis Hastings as Class III Directors to the Board of Directors of
MGE. The remaining persons on MGE's Board of Directors who continued in office as directors are Regina M.
Millner, John R. Nevin, Donna K. Sollenberger, H. Lee Swanson, and Gary J. Wolter.

Item 6. Exhibits and Reports on Form 8-K.

Item 6(a) - Exhibits

10.1 Credit Agreement
Statements regarding computation of ratio of earnings to fixed charges:

12.1 MGE Energy, Inc.
12.2 Madison Gas and Electric Company

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the
Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.
31.2 Filed by Terry A. Hanson for MGE Energy, Inc.
31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company
31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of
2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed by the following officers for the following companies:

32.1 Filed by Gary J. Wolter for MGE Energy, Inc.
32.2 Filed by Terry A. Hanson for MGE Energy, Inc.
32.3 Filed by Gary J. Wolter for Madison Gas and Electric Company
32.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Item 6(b) - Reports on Form 8-K

On April 30, 2004, MGE Energy, Inc. and Madison Gas and Electric Company furnished a Current Report on
Form 8-K dated April 30, 2004, reporting the issuance of a press release announcing MGE Energy, Inc.'s earnings for the first quarter.

MGE ENERGY, INC.
Date: August 9, 2004	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: August 9, 2004	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

MADISON GAS AND ELECTRIC COMPANY
Date: August 9, 2004	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: August 9, 2004	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)