Form 10-Q
period 2005-03-31
MADISON GAS & ELECTRIC CO
filed 2005-05-09
CIK 61339

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:
March 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mge.com	39-0444025

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrants are an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes [X] No [ ] Madison Gas and Electric Company Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of May 1, 2005
MGE Energy, Inc.	Common stock, $1.00 par value, 20,453,575 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.
Filing Format
Forward-Looking Statements
Where to Find More Information
Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report
Item 1. Financial Statements.
MGE Energy, Inc.
Condensed Consolidated Statements of Income (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Condensed Consolidated Balance Sheets (unaudited)
Madison Gas and Electric Company
Condensed Consolidated Statements of Income (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited)
Condensed Consolidated Balance Sheets (unaudited)
MGE Energy, Inc., and Madison Gas and Electric Company
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION.
Item 1. Legal Proceedings.
Item 6. Exhibits.
Signatures - MGE Energy, Inc.
Signatures - Madison Gas and Electric Company

PART I. FINANCIAL INFORMATION.

Filing Format

This combined Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a substantial portion of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our" as used in this report refer to MGE Energy and its consolidated subsidiaries, unless otherwise indicated.

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions--especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied. Some of those risks and uncertainties include:

• Weather, which enters into the calculation of MGE's rates for service and which affects the demand for electricity and gas and the projected and actual need for electric generation capacity to serve customers.

• Economic and market conditions in MGE's service territory, which affect demand for electricity and gas and, consequently, our revenues and expenses as well as capital investment requirements to extend, improve, or reinforce the existing electricity and gas distribution systems.

• Magnitude and timing of capital expenditures, which affect capital needs, financing costs, and operating expenses.

• Regulatory environment in which we operate, which can affect the way in which we do business as well as the accounting treatment of expenses that we incur and our ability to continue carrying specified assets and liabilities on our books.

• Environmental regulation, which can affect the way in which we operate, our operating expenses, and our capital expenditures.

• Availability and cost of power supplies, which affect operating expenses and capital expenditure decisions with respect to sources of new generation.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the Web site maintained by the SEC at http://www.sec.gov, MGE Energy's Web site at http://www.mgeenergy.com, and MGE's Web site at http://www.mge.com. Copies may be obtained from our Web sites free of charge. Information contained on MGE Energy's and MGE's Web sites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
APBO	accumulated pension benefit obligation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
Alliant	Alliant Energy Corporation
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CPCN	Certificate of Public Convenience and Necessity
Columbia	Columbia Energy Center
DNR	Wisconsin Department of Natural Resources
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
interconnection agreement	Generation-Transmission Interconnection Agreement
heating degree days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
kV	kilovolt
kWh	kilowatt-hour
LMP	Locational Marginal Pricing
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power West Campus	MGE Power West Campus, LLC
Midwest ISO	Midwest Independent System Operator
Moody's	Moody's Investors Service, Inc.
MW	megawatt
Nasdaq	The Nasdaq National Stock Market
PGA clause	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
the State	State of Wisconsin
Stock Plan	Dividend Reinvestment and Direct Stock Purchase Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
Working capital	current assets less current liabilities

Item 1. Financial Statements.

MGE Energy, Inc.
Condensed Consolidated Statements of Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2005	2004
Revenues:
Regulated utility operations	$138,227	$134,599
Nonregulated operations	682	682
Total Revenues	138,909	135,281

Expenses:
Fuel for electric generation	10,128	11,239
Purchased power	21,039	11,996
Natural gas purchased	53,784	51,715
Other operations and maintenance	28,774	26,988
Depreciation and amortization	6,625	6,061
Other general taxes	3,497	3,310
Total Operating Expenses	123,847	111,309
Operating Income	15,062	23,972

Other income	1,244	1,641
Interest expense	(2,818)	(2,913)
Income before income taxes	13,488	22,700
Income tax provision	(5,273)	(8,909)
Net Income	$ 8,215	$ 13,791

Earnings per Share of Common Stock (basic and diluted)	$0.40	$0.75

Dividends paid per share of common stock	$0.342	$0.338

Average Shares Outstanding (basic and diluted)	20,421	18,426

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$ 8,215	$13,791
Items not affecting cash:
Depreciation and amortization	6,625	6,061
Deferred income taxes	(2,850)	99
Amortization of investment tax credits	(115)	(125)
Amortization of debt issuance costs and bond expense	124	143
Equity in earnings of ATC	(1,152)	(1,096)
Gain on the sale of property	-	579
Other	29	(141)
Dividends received from ATC	803	674
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	22,257	23,776
Increase (decrease) in current liabilities	1,145	(8,503)
Recovery of lease payment	2,527	-
Other noncurrent items, net	685	1,342
Cash Provided by Operating Activities	38,293	36,600

Investing Activities:
Capital expenditures	(19,588)	(18,235)
Capital contribution	(125)	(891)
Collection of funds advanced to ATC related to WCCF	12,964	-
Other	112	477
Cash Used for Investing Activities	(6,637)	(18,649)

Financing Activities:
Issuance of common stock	2,260	6,810
Purchase of treasury stock	(184)	-
Cash dividends paid on common stock	(6,988)	(6,239)
Decrease in short-term debt	(24,525)	(10,500)
Other	(1,210)	-
Cash Used for Financing Activities	(30,647)	(9,929)

Change in Cash and Cash Equivalents	1,009	8,022
Cash and cash equivalents at beginning of period	3,561	2,020
Cash and cash equivalents at end of period	$ 4,570	$10,042

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

	March 31, 2005	Dec. 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,570	$ 3,561
Restricted cash	721	876
Accounts receivable, less reserves of $2,733 and $2,755, respectively	38,649	34,130
Other accounts receivable	10,626	22,910
Unbilled revenues	19,059	24,880
Materials and supplies, at lower of average cost or market	9,285	9,107
Fossil fuel, at lower of average cost or market	5,628	5,523
Stored natural gas, at lower of average cost or market	6,681	21,712
Prepaid taxes	7,576	14,510
Other prepayments	5,076	5,029
Total Current Assets	107,871	142,238

Special billing projects	2,774	3,121
Regulatory assets	23,038	23,817
Deferred charges	11,957	14,080

Property, Plant, and Equipment, Net	482,278	480,154
Construction work in progress	138,464	127,244
Total Property, Plant, and Equipment	620,742	607,398

Other Property and Investments	37,520	37,436

Total Assets	$803,902	$828,090

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	$ 28,750	$ 53,275
Accounts payable	39,434	42,488
Accrued interest and taxes	11,249	3,101
Deferred income taxes	686	581
Other current liabilities	11,720	16,116
Total Current Liabilities	91,839	115,561

Other Credits:
Deferred income taxes	85,991	89,627
Investment tax credit - deferred	4,274	4,389
Regulatory liabilities	29,659	28,764
Accrued pension and other postretirement benefits	41,098	42,138
Other deferred liabilities	7,547	7,157
Total Other Credits	168,569	172,075

Capitalization:
Common stockholders' equity	341,223	338,197
Long-term debt	202,271	202,257
Total Capitalization	543,494	540,454

Commitments and contingencies	-	-

Total Liabilities and Capitalization	$803,902	$828,090

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company
Condensed Consolidated Statements of Income (unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating Revenues:
Regulated electric revenues	$ 63,880	$ 59,911
Regulated gas revenues	74,347	74,688
Total Operating Revenues	138,227	134,599

Operating Expenses:
Fuel for electric generation	10,128	11,239
Purchased power	21,039	11,996
Natural gas purchased	53,784	51,715
Other operations and maintenance	28,666	26,917
Depreciation and amortization	6,625	6,061
Other general taxes	3,496	3,303
Income tax provision	4,563	8,108
Total Operating Expenses	128,301	119,339
Net Operating Income	9,926	15,260

Other Income and Deductions:
AFUDC - equity funds	112	141
Equity earnings in ATC	1,152	1,096
Income tax provision	(495)	(325)
Other deductions	(102)	(232)
Total Other Income and Deductions	667	680
Income before interest expense	10,593	15,940

Interest Expense:
Interest on long-term debt	2,671	2,815
Other interest	113	99
AFUDC - borrowed funds	(43)	(56)
Net Interest Expense	2,741	2,858
Net Income	$ 7,852	$ 13,082

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company
Condensed Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$ 7,852	$13,082
Items not affecting cash:
Depreciation and amortization	6,625	6,061
Deferred income taxes	(2,850)	97
Amortization of investment tax credits	(115)	(125)
Amortization of debt issuance costs and bond expense	124	143
AFUDC - equity funds	(112)	(141)
Equity in earnings of ATC	(1,152)	(1,096)
Dividends received from ATC	803	674
Other	141	-
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	24,213	24,647
Decrease in current liabilities	(1,933)	(8,621)
Recovery of lease payment	2,527	-
Other noncurrent items, net	678	1,756
Cash Provided by Operating Activities	36,801	36,477

Investing Activities:
Capital expenditures	(19,588)	(18,233)
AFUDC - borrowed funds	(43)	(56)
Collection of funds advanced to ATC related to WCCF	12,964	-
ATC - capital contribution	-	(891)
Other	155	533
Cash Used for Investing Activities	(6,512)	(18,647)

Financing Activities:
Equity contributions from parent	-	4,478
Cash dividends to parent	(6,436)	(6,171)
Affiliate financing of WCCF	711	7,669
Equity contribution received by MGE Power West Campus	6,349	-
Short-term debt repayments	(28,775)	(15,500)
Other	(932)	(82)
Cash Used for Financing Activities	(29,083)	(9,606)

Change in Cash and Cash Equivalents	1,206	8,224
Cash and cash equivalents at beginning of period	970	450
Cash and cash equivalents at end of period	$ 2,176	$ 8,674

The accompanying notes are an integral part of the above condensed consolidated financial statements.

Madison Gas and Electric Company
Condensed Consolidated Balance Sheets (unaudited)
(In thousands)

ASSETS	March 31, 2005	Dec. 31, 2004
Utility Plant (At Original Cost, in Service):
Electric	$619,505	$612,684
Gas	242,935	242,074
Gross plant in service	862,440	854,758
Less accumulated provision for depreciation	(380,134)	(374,604)
Net plant in service	482,306	480,154
Construction work in progress	138,464	127,272
Total Utility Plant	620,770	607,426
Other property and investments	3,203	3,202
Investment in ATC	32,891	32,542
Total Other Property and Investments	36,094	35,744
Current Assets:
Cash and cash equivalents	2,176	970
Restricted cash	721	876
Accounts receivable, less reserves of $2,733, and $2,755, respectively	38,641	34,122
Affiliate receivables	607	636
Other receivables	3,060	16,410
Unbilled revenues	19,059	24,880
Materials and supplies, at lower of average cost or market	9,285	9,107
Fossil fuel, at lower of average cost or market	5,628	5,523
Stored natural gas, at lower of average cost or market	6,681	21,712
Prepaid taxes	7,576	15,383
Other prepayments	5,060	5,001
Total Current Assets	98,494	134,620
Special billing projects	2,774	3,121
Regulatory assets	23,038	23,817
Other deferred charges	11,945	14,067
Total Assets	$793,115	$818,795
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$289,203	$287,830
Minority interest	46,726	40,377
Long-term debt	202,271	202,257
Total Capitalization	538,200	530,464
Current Liabilities:
Short-term debt - commercial paper	11,500	40,275
Accounts payable	32,728	37,754
Affiliate payables	20,061	19,350
Accrued interest and taxes	10,209	3,099
Accrued payroll related items	4,856	7,439
Deferred income taxes	698	285
Other current liabilities	6,197	7,804
Total Current Liabilities	86,249	116,006
Other Credits:
Deferred income taxes	85,839	89,627
Investment tax credit - deferred	4,274	4,389
Regulatory liabilities	29,659	28,764
Accrued pension and other postretirement benefits	41,098	42,138
Other deferred liabilities	7,796	7,407
Total Other Credits	168,666	172,325
Commitments and contingencies	-	-
Total Capitalization and Liabilities	$793,115	$818,795

The accompanying notes are an integral part of the above condensed consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2005

1. Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of March 31, 2005, and for the three months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair presentation of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2004, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 56 through 89 of the 2004 Form 10-K. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2005 presentation.

2. Basis of Consolidation - MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods due to the adoption of FIN 46R (see Footnote 9). MGE Power West Campus was created for the purpose of owning new generating assets including WCCF. These new generating assets are for the primary benefit of MGE's customers. The long-term lease arrangement between MGE and MGE Power West Campus creates a VIE relationship under FIN 46R. MGE is considered the primary beneficiary of this VIE because it will absorb a majority of the entity's expected losses, residual returns, or both.

The consolidation of MGE Power West Campus into MGE resulted in a significant increase to certain balance sheet accounts as shown in the following table:

(In thousands)	March 31, 2005	December 31, 2004
Construction work in progress	$105,348	$95,672
Long-term debt	$30,000	$30,000
Minority interest	$46,726	$40,377
Affiliate payables	$19,092	$19,350

As MGE Power West Campus had no significant operations, the consolidation of this entity by MGE did not have a material impact on the consolidated statements of income for the three months ended March 31, 2005 and 2004. The construction of WCCF resulted in the inclusion of $0.7 million in other nonregulated revenues at MGE Construct for the three months ended March 31, 2005 and 2004. The aforementioned amounts are included in the condensed consolidated income statement of MGE Energy for the three months ended March 31, 2005 and 2004. This revenue is for services provided to the State by MGE Construct in its role as EPC contractor for the WCCF.

3. Rate Matters - MGE Energy and MGE.

a. Rate proceedings.

On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million and to decrease 2005 gas revenues by $4.2 million. The increase to electric revenues is intended to cover rising fuel costs, commercial operation of WCCF, and increased transmission expenses.

On January 14, 2004, the PSCW authorized MGE to increase 2004 gas and electric revenues by $12.8 million. The increase covered rising fuel costs for electric generation and addressed increased system demands.

b. Fuel Rules.

Actual electric fuel costs are subject to reconciliation to the amounts approved by the PSCW in MGE's rate order covering the applicable period. The reconciliation process can produce a fuel surcharge for MGE or require MGE to make a refund in the form of a credit, to the extent that the actual fuel costs are outside a 3.0% range higher or lower than the level authorized by the PSCW.

On August 10, 2004, the PSCW reopened MGE's current rate docket for the limited purposes of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction in electric revenues to reflect the fuel rules refund in the amount of $3.4 million for 2004, of which $1.8 million was refunded on customers' bills during 2004, and $1.6 million was refunded to customers in January 2005.

During 2003, MGE submitted an application for a fuel cost credit. On August 14, 2003 the PSCW approved an interim fuel credit of $0.00099 per kWh and also required a full review of the actual and forecasted costs for 2003, with MGE's fuel rates subject to refund. The fuel credit began in August 14, 2003, and ended on January 13, 2004. The fuel credit totaled $4.4 million, of which $1.2 million represents the interim fuel credit and $3.2 million is the additional fuel credit, that resulted from PSCW review and was credited to customers in the first quarter of 2004. Of the $3.2 million in additional fuel credit, $0.4 million was refunded from January 1 through January 13, 2004.

4. Equity - MGE Energy.

a. Common Stock.

On August 15, 2003, MGE Energy entered into a Distribution Agreement (Agreement) with BOCM. Under the terms of this Agreement, MGE Energy may periodically offer and sell up to 1,600,000 shares of its common stock through BOCM as its sales agent or to BOCM as principal. The sales will be made pursuant to a shelf registration statement MGE Energy filed with the SEC.

MGE Energy did not sell any shares of common stock under the Agreement during the three months ended March 31, 2005. During the three months ended March 31, 2004, MGE Energy sold 80,000 shares of its common stock. The sale resulted in net proceeds of $2.4 million for the period ended March 31, 2004.

MGE Energy also issues new shares of its common stock through the Stock Plan. For the three months ended March 31, 2005, MGE Energy issued 65,000 new shares of common stock under the Stock Plan for net proceeds of $2.3 million. For the three months ended March 31, 2004, MGE Energy issued 145,000 new shares of common stock under the Stock Plan for net proceeds of $4.4 million. In March 2005, MGE Energy switched from issuing new shares of common stock for the Stock Plan to purchasing shares on the open market through a securities broker-dealer on behalf of the plan participants. At March 31, 2005, MGE Energy held $0.2 million of treasury stock that had been purchased on the open market and will be re-issued under the Stock Plan. The cost basis of these shares is shown as a reduction to stockholders' equity on the MGE Energy condensed consolidated financial statements.

b. Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at March 31, 2005.

c. Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

d. Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at March 31, 2005, includes the unrealized gains and losses on available-for-sale securities. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2004, to March 31, 2005, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2004	$686	$63
Change in unrealized loss on available for sale securities, net of tax benefit of $185 and $28, respectively	(277)	(43)
Balance, March 31, 2005	$409	$20

5. Minority Interest - MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE as of March 31, 2005 and 2004, due to the adoption of FIN 46R (see Footnote 9).

MGE Power West Campus is owned indirectly by MGE Energy. MGE Energy's proportionate share of the equity (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of March 31, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had invested $46.7 million in MGE Power West Campus.

6. Comprehensive Income.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Three Months Ended March 31,
MGE Energy	2005	2004
Net Income	$8,215	$13,791
Other comprehensive income	(277)	-
Total Comprehensive Income	$7,938	$13,791
MGE
Net Income	$7,852	$13,082
Other comprehensive income	(43)	-
Total Comprehensive Income	$7,809	$13,082

7. Property, Plant, and Equipment - MGE Energy and MGE.

a. Capitalized interest.

MGE Energy, through its subsidiary MGE Power West Campus, calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds and the interest rate related to MGE Power West Campus' long-term debt. For the three months ended March 31, 2005 and 2004, MGE Energy recorded $0.6 million and $0.5 million, respectively, in capitalized interest related to the cogeneration facility being constructed on the west campus of the UW.

b. Asset retirement obligations.

MGE and MGE Energy account for asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

Effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE. At March 31, 2005, this liability is estimated at $1.5 million and included in other deferred liabilities.

The following table shows costs as of December 31, 2003 and December 31, 2004, and changes to the asset retirement obligation and accumulated depreciation through March 31, 2005.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance December 31, 2003	$686	$675	$1,361	$175
Changes through December 31, 2004	27	86	113	29
Balance, December 31, 2004	$713	$761	$1,474	$204
Changes through March 31, 2005	-	23	23	8
Balance, March 31, 2005	$713	$784	$1,497	$212

MGE has a regulatory asset for the total accumulated accretion and total accumulated depreciation related to its asset retirement obligation. MGE expects to recover this regulatory asset through rates charged to customers.

Accumulated previous collections of costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At March 31, 2005, and December 31, 2004, there were $17.8 million and $17.7 million, respectively, of these costs recorded as regulatory liabilities within the financial statements.

8. Pension and Postretirement Plans - MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

a. Net Periodic Cost.

The following table presents the components of MGE's net periodic benefit costs recognized for the three months ended March 31, 2005 and 2004. A portion of the net periodic benefit cost is capitalized within the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
	Pension Benefits		Postretirement Benefits
(In thousands)	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$1,033	$1,264	$ 459	$ 478
Interest cost	1,917	2,680	707	799
Expected return on assets	(2,054)	(2,805)	(224)	(209)
Amortization of:
Transition obligation	54	76	98	107
Prior service cost	84	128	50	47
Actuarial gain	282	263	167	240
Net periodic benefit cost	$1,316	$1,606	$1,257	$1,462

During the third quarter of 2004, MGE adopted the provisions of FSP 106-2, resulting in a remeasurement of its postretirement benefit plans' assets and APBO as of January 1, 2004. The effect of the subsidy on benefits attributable to past service was accounted for as an actuarial experience gain, resulting in a decrease in the APBO of $4.3 million. The annualized reduction in the net periodic postretirement benefit cost is estimated to be $0.7 million compared to the annual cost calculated without considering the effects of the Prescription Drug Act.

Previously reported financial information for the three months ended March 31, 2004, has been adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. Amounts for these periods have been presented as such for comparative purposes. The following table presents MGE's net income and MGE Energy's net income and earnings per share for the three months ended March 31, 2004, as if FSP 106-2 was adopted as of January 1, 2004.

	Three months ended March 31, 2004
(In thousands except per share amounts)	MGE Energy	MGE
Net Income-as previously reported	$13,644	$12,935
Reduction in net periodic cost	147	147
Adjusted net income	$13,791	$13,082

Earnings per share-as previously reported	$0.74	NA
Earnings per share-as adjusted	$0.75	NA

b. Expected Cash Flows.

There are no required contributions for 2004 or 2005, however, MGE may elect to make discretionary deductible contributions depending upon its valuation results and cash flow from operations. MGE made a $4 million contribution during the three months ended March 31, 2005, related to the 2004 plan year. MGE expects to make a $3 million discretionary contribution in the first quarter of 2006, for the 2005 plan year. This contribution is solely at MGE's discretion, and is not required by law or regulation.

9. Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a. FIN 46R.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN No. 46R. FIN 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN No. 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN No. 46R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

MGE Power West Campus is a VIE pursuant to FIN 46R, as the equity investment at December 31, 2003, was not sufficient to permit the entity to finance its activities without additional support. MGE concluded a VIE relationship exists due to the long-term lease arrangement between MGE and MGE Power West Campus. MGE Power West Campus will lease a major portion of its assets, a power plant, to MGE, pursuant to this leasing arrangement and MGE will absorb a majority of the expected losses, residual, or both. The VIE was consolidated into MGE as of December 31, 2003.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. As of March 31, 2005, MGE has reviewed 80% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 20% of the total current Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

b. FIN 47.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations an Interpretation of FASB Statement No. 143. This Interpretation clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. Additionally, this Interpretation clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the 2005 calendar year for calendar-year enterprises. Accordingly, MGE expects to adopt FIN 47 on December 31, 2005. MGE is currently reviewing this statement to determine its effect on its financial statements.

c. FSP 106-2.

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued on May 19, 2004. The FSP provides guidance on the accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. MGE applied the provisions of this guidance in the third quarter of 2004. At this time, previously reported financial information for the three months ended March 31, 2004, and June 30, 2004, were adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. Amounts for these periods, when presented for comparative purposes, will be presented as such. See Footnote 8 for additional information.

d. FSP 109-1.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to nine percent (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. MGE estimates the tax deduction for 2005 to be $0.2 million. The benefit of this deduction will be passed on to ratepayers and will be recognized ratably throughout the year as a regulatory liability on the Company's financial statements.

e. EITF 03-01.

In March 2004, the EITF reached a consensus on, and the FASB ratified, EITF issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired. MGE and MGE Energy adopted the disclosure requirements of EITF 03-01 for investments accounted for under SFAS No. 115 for the period ended March 31, 2005.

On September 30, 2004, the FASB issued EITF 03-01-01, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which delayed the effective date of the application guidance reconsidering the conclusions reached within EITF 03-01.

10. West Campus Cogeneration Facility - MGE Energy and MGE.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has built a natural gas-fired cogeneration facility on the UW campus. The facility has a capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus jointly own the facility. The UW owns a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which will be used to provide electricity to MGE's customers. MGE will lease the assets owned by MGE Power West Campus and will operate the entire facility. MGE Construct was responsible for the construction of the facility. During the three months ended March 31, 2005, MGE Construct received a service fee of $0.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million is being recognized as services are rendered and is being collected over a 22-month period. As of March 31, 2005, MGE has recognized $4.4 million of the total service fee.

Pursuant to the WCCF lease, MGE Power West Campus began billing MGE for carrying costs on WCCF. The carrying costs billed to MGE started on January 29, 2004, the date MGE received approval from the PSCW to defer these costs, and will continue through construction of the project. Carrying costs totaled $11.3 million at March 31, 2005.

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

The expected cost to construct WCCF is approximately $187 million in total, of which $106.5 million is MGE Power West Campus' estimated portion. As of March 31, 2005, MGE Power West Campus had incurred $105.3 million (including capitalized interest) of costs on the project, which is reflected in construction work in progress on MGE Energy and MGE's consolidated balance sheets. These costs represent amounts paid for equipment, capitalized interest, as well as other costs associated with construction of the facility.

During the three months ended March 31, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts have been deferred on MGE and MGE Energy's consolidated balance sheets until the lease term commences. At March 31, 2005, $2.5 million related to these collections were reflected as regulatory liabilities on MGE and MGE Energy's consolidated balance sheets.

11. ATC - MGE.

As of March 31, 2005, MGE holds a 5% interest in ATC and accounts for the investment under the equity method of accounting due to its involvement with and ability to influence management activities. MGE has a seat on the board of directors and owns 20% of the voting stock of ATC Management, Inc., which manages and operates ATC. MGE records as equity in earnings of the investee its share of ATC's earnings as well as the amortization of the SFAS No. 109 regulatory liability and deferred investment tax credits related to the transmission assets transferred to ATC. During the first quarter of 2005 and 2004, MGE recorded equity earnings from its investment in ATC of $1.2 million and $1.1 million (pretax), respectively. MGE recorded transmission expense from ATC of $3.7 million and $3.1 million for the three months ended March 31, 2005 and 2004, respectively.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. MGE issued to ATC a "Notice to Proceed for the Procurement of the Equipment" for the system upgrades. During the first quarter of 2005, MGE received its full payment from ATC for $13.0 million as reimbursement of its costs incurred to complete the upgrade.

In 2004, MGE made $3.5 million in additional capital contributions to ATC. No additional contributions have been made during the three months ended March 31, 2005. Dividend income received from ATC was $0.8 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively.

12. Segment Information - MGE Energy and MGE.

MGE Energy operates in three business segments: electric utility operations conducted by MGE, gas utility operations conducted by MGE, and nonregulated energy operations. The electric utility business generates and distributes electricity and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas.

The nonregulated energy operations are conducted through subsidiaries of MGE Energy other than MGE. These subsidiaries have been formed to own and construct new electric generating capacity and have undertaken the construction of WCCF. The tables below shows key information about all three of these segments, including the distribution of net assets, for the three months ended March 31, 2005 and 2004.

General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Assets not allocated consist primarily of cash and cash equivalents, restricted cash, investments, other receivables, and prepaid assets.

The following table shows segment information for MGE Energy's operations:

(In thousands)
MGE Energy Three Months Ended March 31, 2005	Electric	Gas	Non- regulated	Eliminations	Consolidated Total
Operating revenues from external customers	$63,880	$74,347	$682	$ -	$138,909
Intersegment revenues	98	2,316	-	(2,414)	-
Total revenues	$63,978	$76,663	$682	$ (2,414)	$138,909
Depreciation and amortization	(4,688)	(1,937)	-	-	(6,625)
Other operating expenses	(54,898)	(64,623)	(115)	2,414	(117,222)
Operating income	$ 4,392	$10,103	$567	$ -	$ 15,062
Three Months Ended March 31, 2004
Operating revenues from external customers	$59,911	$74,688	$682	$ -	$135,281
Intersegment revenues	111	2,992	-	(3,103)	-
Total revenues	$60,022	$77,680	$682	$ (3,103)	$135,281
Depreciation and amortization	(4,256)	(1,805)	-		(6,061)
Other operating expenses	(45,294)	(62,979)	(78)	3,103	(105,248)
Operating income	$10,472	$12,896	$604	$ -	$ 23,972

The electric and gas utility operations segments represent all of the revenue-generating segments for MGE and a majority of the revenue for MGE Energy. The following table shows segment information for MGE's operations:

(In thousands)
MGE Three Months Ended March 31, 2005	Electric	Gas	Non- regulated	Eliminations	Consolidated Total
Operating revenues from external customers	$63,880	$74,347	$ -	$ -	$138,227
Intersegment revenues	98	2,316	-	(2,414)	-
Total revenues	$63,978	$76,663	$ -	$(2,414)	$138,227
Depreciation and amortization	(4,688)	(1,937)	-		(6,625)
Other operating expenses	(57,284)	(68,401)	1,595	2,414	(121,676)
Operating income	$ 2,006	$ 6,325	$1,595	$ -	$ 9,926
Three Months Ended March 31, 2004
Operating revenues from external customers	$59,911	$74,688	$ -	$ -	$134,599
Intersegment revenues	111	2,992	-	(3,103)	-
Total revenues	$60,022	$77,680	$ -	$(3,103)	$134,599
Depreciation and amortization	(4,256)	(1,805)	-	-	(6,061)
Other operating expenses	(48,971)	(67,858)	448	3,103	(113,278)
Operating income	$ 6,795	$ 8,017	$448	$ -	$ 15,260

(In thousands)	Three Months Ended March 31,
MGE Energy	2005	2004
Electric operating income	$4,392	$10,472
Gas operating income	10,103	12,896
Nonregulated operating income	567	604
Consolidated operating income	15,062	23,972
Other income, net	1,244	1,641
Interest expense	(2,818)	(2,913)
Income tax provision	(5,273)	(8,909)
Net income	$8,215	$13,791
MGE
Electric operating income	$2,006	$ 6,795
Gas operating income	6,325	8,017
Nonregulated operating income	1,595	448
Consolidated operating income	9,926	15,260
Equity earnings in ATC	1,152	1,096
Other income and deductions	(485)	(416)
Interest expense, net	(2,741)	(2,858)
Net income	$7,852	$13,082

(In thousands)	Utility			Consolidated
MGE Energy	Electric	Gas	Assets not Allocated	Non-regulated	Eliminations	Total
Assets:
March 31, 2005	$496,122	$183,754	$17,339	$126,130	$(19,443)	$803,902
December 31, 2004	499,023	205,463	25,905	111,759	(14,060)	828,090

Capital Expenditures:
Three Months ended March 31, 2005	8,847	1,010	-	9,731		19,588
Year ended December 31, 2004	36,418	12,315	-	47,042	(28)	95,747
MGE
Assets:
March 31, 2005	$496,122	$183,754	$17,339	$114,205	$(18,305)	$793,115
December 31, 2004	499,023	205,463	25,905	101,800	(13,396)	818,795

Capital Expenditures:
Three Months ended March 31, 2005	8,847	1,010	-	9,731		19,588
Year ended December 31, 2004	36,418	12,315	-	47,042	-	95,775

13. Commitments and Contingencies - MGE Energy and MGE.

a. Coal Contracts.

MGE has coal contracts related to the Blount plant. None of these contracts contain demand obligations. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes such obligations would be considered costs of service and recoverable in rates.

b. Purchased Power Contracts.

MGE has several purchased power contracts to help meet future electric supply requirements. As of March 31, 2005, MGE's total commitments for purchased power contracts for capacity are estimated to be $13.5 million in 2006, $10.5 million in 2007, $9.1 million in 2008 and 2009, and $9.2 million in 2010. Management expects to recover these costs in future customer rates.

MGE has negotiated firm transmission contracts related to the purchased power contracts. As of March 31, 2005, MGE's total commitments for transmission are estimated to be $2.7 million in 2005 and $0.5 million in 2006. Management expects to recover these costs in future customer rates.

On November 18, 2004, a FERC order was issued which announced a new long-term transmission pricing structure as a result of the Midwest ISO and PJM markets. This order eliminates transmission charges on neighboring systems. Charges for network transmission services will be paid to ATC, the local transmission provider. This change will be effective on April 1, 2006.

On July 16, 2004, MGE signed a 20-year power purchase agreement for 40 MW of wind energy to be located near Waupun, Wisconsin. This agreement is not reflected in the purchased power commitment figures above as MGE is not currently able to estimate the related commitment as the site has not yet been constructed.

c. Natural Gas Supply, Transportation, and Storage Contracts.

MGE's natural gas supply, transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of March 31, 2005, these payments are estimated to be $14.3 million in 2006 and 2007, $14.1 million in 2008, $13.6 million in 2009, and $13.2 million in 2010. Management expects to recover these costs in future customer rates.

d. Environmental.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone are being removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has paid $1.5 million in expenses to complete this cleanup, and expects to recover cleanup costs in future gas rates. Carrying costs associated with the cleanup expenditures will not be recoverable.

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

Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At March 31, 2005, a $0.1 million liability was accrued for this matter.

e. Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2005. At March 31, 2005, MGE had sold an outstanding $6.0 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of March 31, 2005 and 2004, MGE has recorded a servicing asset of $0.2 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the three months ended March 31, 2005 and 2004, MGE received approximately $0.1 million from the financial institution for the sale of loan assets. During those same periods, payments of $0.3 million and $0.5 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.8 million in 2006, $0.7 million in 2007, $0.9 million in 2008, $1.3 million in 2009, and $0.5 million in 2010.

MGE Energy has also guaranteed debt service payments on a development project. This guarantee begins in 2006.

f. WCCF Purchase Commitments- MGE Energy.

MGE and MGE Construct have entered into various contracts for the purchase of equipment and services related to the construction of WCCF. All contracts which were entered into by MGE have been assigned or are in the process of being assigned to MGE Construct. These contracts are summarized in the following table.

(In thousands)	Contract Total	Payments through March 31, 2005	Remaining Contract Amounts
Gas turbines	$ 30,296	$ 30,077	$ 219
Steam turbine	7,906	7,796	110
Heat-recovery steam generators	12,008	11,993	15
Chiller equipment	6,689	6,020	669
Prime contractors	53,433	46,827	6,606
Project management	8,508	8,508	-
Miscellaneous equipment	42,178	38,428	3,750
Total	$161,018	$149,649	$11,369*

*Amount represents remaining cash payments that are estimated per the terms of the contracts. Note that $6.0 million of this amount has been incurred as of March 31, 2005. Consequently, this amount is accrued in the MGE and MGE Energy condensed consolidated balance sheet and reflected in the construction work in progress balance.

14. Subsequent Events- MGE Energy and MGE.

a. WCCF.

On April 26, 2005, WCCF's electric facilities achieved commercial operation as defined in the facility lease agreement. Mechanical completion for steam heat and chilled water is expected prior to June 1, 2005.

b. Rate Filing.

On April 19, 2005, MGE filed an application with the PSCW to increase electric rates 5.19% and natural gas rates by 1.4% for 2006. These increases are intended to cover the costs of additional facilities needed to meet the rising electric and gas needs of our customers.

c. Fuel Credit.

On April 18, 2005, the PSCW decided to reopen MGE's current rate order docket to commence a limited scope proceeding under the fuel rules to determine if a fuel credit is required for 2005. If a determination is made by the PSCW in this proceeding that a fuel credit is required, the time period for determining the credit begins on April 18, 2005. See Footnote 3 for a discussion of the fuel rules.

MGE is unable to estimate the future financial impact of these proceedings at this time. As of March 31, 2005, MGE was not outside of the 3.0% annual threshold and, therefore, no amounts have been accrued as of March 31, 2005.

d. Midwest ISO.

On April 1, 2005, the Midwest ISO implemented its bid-based energy market. Midwest ISO, a FERC approved RTO is required to provide real-time energy services and a market-based mechanism for congestion management. This market-based platform for valuing transmission congestion is premised upon the LMP system that has been implemented in other states. MGE received FTRs through the Midwest ISO allocation process. The Midwest ISO has also made available additional FTRs through an auction-based system run by the Midwest ISO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in three business segments: electric utility operations, gas utility operations, and nonregulated energy operations. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 134,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to nearly 133,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon. Other subsidiaries, which constitute our nonregulated energy operations, have been formed to own and construct new electric generating capacity. Those subsidiaries have undertaken the construction of a 150-MW, electricity, steam, and chilled-water cogeneration facility on the UW campus.

We became the holding company for MGE on August 12, 2002, when MGE shareholders exchanged their shares of MGE common stock for shares of our common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's electric and gas utility operations represent a substantial part of our assets, liabilities, revenues, and expenses. Our nonregulated operations, relating, principally, to the cogeneration project on the UW campus, have been limited to service fees received from the State by MGE Construct during the construction phase of the facility. Commercial operation, as defined in the facility lease agreement, of the electric facility was achieved on April 26, 2005. Consequently, the following discussion of operations for the three months ended March 31, 2005 and 2004, focuses mainly on the results of operations and financial condition of MGE.

Executive Summary - MGE Energy and MGE

In the first quarter of 2005, our utility operations experienced a decrease in electric retail sales of 0.6% and a 2.5% decrease in retail gas deliveries as compared to the first quarter of 2004. Electric revenues increased $4.0 million for the three months ended March 31, 2005, as compared to the same period in 2004, due to the increase in rates effective in January 2005. Gas revenues decreased $0.3 million due to warmer temperatures offset by increased revenues as a result of higher costs of gas. Purchased power costs increased $9.0 million due to a seven-week planned, major outage at the Columbia plant. Operation and maintenance expenses increased $1.8 million primarily due to higher maintenance expenses at the Columbia plant in conjunction with the aforementioned planned outage and higher transmission and production costs.

We anticipate relying on short- and long-term borrowings to support the remaining construction and capital expenditures for the cogeneration facility.

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

Results of Operations

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for the three months ended March 31:

	Revenues			Sales
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$24,183	$21,668	11.6	204,280	207,535	(1.6)
Commercial	32,526	27,298	19.2	410,298	406,344	1.0
Industrial	3,862	3,435	12.4	68,185	75,307	(9.5)
Other - retail/municipal	4,772	3,808	25.3	75,173	73,195	2.7
Total retail	65,343	56,209	16.3	757,936	762,381	(0.6)
Sales for resale	286	240	19.2	3,181	8,003	(60.3)
Other revenues	(1,749)	3,462	(150.5)
Total	$63,880	$59,911	6.6	761,117	770,384	(1.2)

Electric operating revenues were up 6.6% for the three months ended March 31, 2005, due to the following:

(In millions)	Three months ended March 31, 2005
Rate changes	$9.5
Volume	(0.3)
Other revenues	(5.2)
Total	$4.0

• Rates. On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues to cover rising fuel costs, commercial operation of WCCF, and increased transmission expenses. The PSCW also authorized increases in MGE's electric rates effective January 14, 2004, to cover rising fuel costs for electric generation and increased system demands.

During the three months ended March 31, 2004, a fuel credit in the amount of $3.2 million was refunded to customers. $2.8 million of the liability for this fuel credit was accrued during 2003 and $0.4 million was accrued in January 2004 as a decrease to other electric revenues.

• Volume. During the three months ended March 31, 2005, there was a 0.6% decrease in total retail sales volumes. This decrease is mainly due to reductions in usage by commercial and industrial customers.

• Other Revenues. Other electric revenues decreased $5.2 million for the three months ended March 31, 2005, compared to the same period in the prior year. During the three months ended March 31, 2005, MGE began recovering in electric rates the costs associated with the lease payments for the West Campus Cogeneration plant. These amounts have been deferred on the Company's balance sheet until the lease term commences. At March 31, 2005, a $2.5 million reduction to other revenues was recorded to defer these revenues. This amount is reflected as a regulatory liability on the condensed consolidated balance sheet.

The remaining decrease is attributable to the reversal of the 2003 fuel credit liability, which was refunded to customers in the first quarter of 2004. The actual fuel refund decreased retail revenues and is offset by an increase in other electric revenues. The fuel credit liability was previously recorded from August 2003 to January 2004 as a reduction in other electric revenues.

• Sales for resale. For the three months ended March 31, 2005, sales for resale remained fairly consistent when compared to the first quarter of 2004. Sales for resale include transactions conducted on the PJM market since the establishment and our involvement in the PJM market on May 1, 2004.

On May 1, 2004, PJM began managing the flow of wholesale electricity over ComEd transmission lines and administering open, competitive wholesale electricity trading markets. MGE has three purchase power agreements that are impacted by ComEd's integration in the PJM market. MGE has recorded transactions on the PJM market, in which we are buying and selling power within the same period to meet our electric energy delivery requirements, on a net basis resulting in a $1.0 million reduction to sales for resale and purchased power expense for the period ended March 31, 2005, when compared to the first quarter of 2004.

Electric fuel and purchased power

Fuel used for electric generation decreased $1.1 million, or 9.9%, during the three months ended March 31, 2005, compared to the same period in the prior year. This decrease is primarily due to the planned outage at the Columbia plant. Due to this outage, MGE was required to rely more heavily on purchased power than on internal generation. MGE's internal generation decreased 22.1% in the first quarter of 2005.

Conversely, purchased power expense increased $9.0 million, or 75.4%, during that same period. This increased expense reflected a 44.5% increase in purchased energy due to the aforementioned Columbia outage and a 21.3% increase in the per-unit cost of purchased power.

For the three months ended March 31, 2005, there was a $1.0 million reduction to purchased power expense, which resulted from the netting of transactions in the PJM market in which we were buying and selling power within the same period to meet our electric energy delivery requirements.

Electric operating expenses

Electric operating expenses increased $1.3 million during the three months ended March 31, 2005, compared to the same period in 2004. This change was the result of increases in production and transmission expenses, offset by decreases in administrative and general expenses.

Electric maintenance expense

For the three months ended March 31, 2005, electric maintenance expense increased $0.3 million compared to the same period in the prior year. This was due to increased maintenance expenses at the Columbia plant.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the three months ended March 31:

	Revenues			Deliveries
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$42,469	$43,449	(2.3)	43,223	44,900	(3.7)
Commercial/industrial	30,186	29,456	2.5	36,457	36,793	(0.9)
Total retail	72,655	72,905	(0.3)	79,680	81,693	(2.5)
Gas transportation	951	1,081	(12.0)	15,777	15,665	0.7
Other revenues	741	702	5.6
Total	$74,347	$74,688	(0.5)	95,457	97,358	(2.0)
Heating degree days (normal 3,498)				3,405	3,560	(4.4)

Gas revenues were down $0.3 million for the three months ended March 31, 2005. These changes are related to the following factors:

(In millions)	Three months ended March 31, 2005
Gas costs/rates	$1.6
Gas deliveries	(1.8)
Transportation and other effects	(0.1)
Total	$(0.3)
Average rate per therm of residential customers	$0.985

• Gas costs/rates. The average rate per therm for the three months ended March 31, 2005, increased 2.2% compared to 2004. This increase is primarily a result of rising gas costs.

• Retail gas deliveries. The 2.5% decrease in retail gas deliveries for the three months ended March 31, 2005, was mainly a result of warmer temperatures reflected by a 4.4% decrease in the number of heating degree days during the quarter compared to last year's first quarter.

• Transportation and other revenues. Other revenues decreased a total of $0.1 million due to decreased income from the GCIM and other miscellaneous decreases.

Natural gas purchased

For the three months ended March 31, 2005, natural gas purchased increased by $2.1 million. The increase in the natural gas purchased was the result of a 6.2% increase in the market price of natural gas, which resulted in an increase of $3.1 million. This increase was partially offset by a decrease in the volume of gas purchased ($1.0 million).

Gas operating and maintenance expenses

Gas operating expenses decreased $0.1 million for the three months ended March 31, 2005, compared to the same period a year ago. However, gas maintenance expenses increased $0.2 million between the same periods.

This increase is due to plant maintenance and increased general and administrative costs.

Other Nonregulated Operating Income-MGE Energy and MGE

For the three months ended March 31, 2005 and 2004, MGE Construct received $0.7 million from the State for services rendered in relation to its role as EPC contractor for the WCCF.

Other operations and maintenance expense increased $0.1 million for the three months ended March 31, 2005, compared to same period in the prior year. This is primarily related to higher administrative and general expenses.

Depreciation expense

Depreciation expense increased $0.6 million for the three months ended March 31, 2005, compared to the same period in the prior year. This increase is due to an increase in electric and gas plant assets. For the three months ended March 31, 2005,electric depreciation expense was $4.7 million and gas depreciation expense was $1.9 million.

Other General Taxes - MGE Energy and MGE

The 5.6% increase in other general taxes for MGE Energy for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, is due to an increase in MGE's license fee tax. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Income Taxes - MGE Energy

MGE Energy's effective income tax rate of 39.1% for the three months ended March 31, 2005, is comparable to the effective income tax rate for the three months ended March 31, 2004 (39.2%).

Refer to Footnote 9 of the Notes to the condensed consolidated financial statements for discussion of the accounting for the tax deduction for qualified production activities provided by the American Jobs Creation Act of 2004.

Other Nonoperating Income-MGE Energy

Other nonoperating income decreased $0.4 million for the three months ended March 31, 2005, when compared to the same period in the prior year. For the three months ended March 31, 2005, this balance is comprised of equity earnings from ATC and AFUDC-equity funds.

For the three months ended March 31, 2004, this balance includes $1.1 million in equity earnings from ATC, $0.1 million in AFUDC-equity funds, $0.6 million from the gain on the sale of assets, offset by $0.2 million in other expenses.

Interest Expense - MGE Energy and MGE

For the three months ended March 31, 2005,interest expense decreased $0.1 million when compared to the same period in the prior year. This decrease is a result of lower levels of short term debt for much of the period, offset by a higher average interest rate on variable rate debt.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

As a result of a FERC order, there was a change to the Company's contractual obligations under the outstanding transmission contracts. See "Purchased Power Contracts" under Footnote 13 for further discussion.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2005. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the three months ended March 31, 2005 and 2004, respectively:

	MGE Energy		MGE
(In thousands)	2005	2004	2005	2004
Cash provided by/(used for):
Operating activities	$38,293	$36,600	$36,801	$36,477
Investing activities	(6,637)	(18,649)	(6,512)	(18,647)
Financing activities	(30,647)	(9,929)	(29,083)	(9,606)

Cash Provided by Operating Activities

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the operations of its principal subsidiary, MGE.

Cash provided by MGE Energy's operating activities increased $1.7 million, or 4.6%, for the first three months of 2005, compared to the same period last year. Current assets decreased $22.3 million during the first quarter of 2005 primarily due to decreases in stored natural gas of $14.7 million, prepayments of $6.9 million, and unbilled revenues of $5.8 million. Offsetting these decreases were increases in both accounts receivable and other receivables. During the first quarter of 2005, current liabilities increased $1.1 million primarily due to a increase in accrued taxes and interest, offset by a decrease in accounts payable and other current liabilities.

During the three months ended March 31, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts have been deferred on the Company's balance sheet until the lease term commences. At March 31, 2005, $2.5 million was collected from ratepayers and included in operating activities.

Cash Used for Investing Activities

Cash used for MGE Energy's investing activities decreased $12.0 million, or 64.4%. In March 2005, MGE collected $13.0 million from ATC for funds previously advanced to them in conjunction with the WCCF project. Additionally, there was a $0.8 million decrease in the amount of capital contributions made. This represents a $0.9 million decrease in the capital contributions made to ATC, offset by a $0.1 million increase in the capital contributions made to other investments. These aforementioned decreases were offset by an increase in capital expenditures of $1.4 million and a decrease in cash provided by other investing activities ($0.4 million).

Cash used for MGE's investing activities decreased $12.1 million, or 65.1%, for the first quarter of 2005 compared to the same period in the prior year. As mentioned above, in March 2005 MGE collected $13.0 million in funds previously advanced to ATC in conjunction with WCCF. Capital contributions made to ATC also decreased by $0.9 million for the three months ended March 31, 2005, when compared to the same period in the prior year. These decreases were offset by increased capital expenditures and a reduction in cash provided by other investing activities.

Cash Provided by Financing and Capital Resources

Cash used for MGE Energy's financing activities increased $20.7 million for the three months ended March 31, 2005, compared to the same period in the prior year primarily due to the net repayment of $24.5 million of short-term debt. Cash received as a repayment of the ATC advance (discussed above) was used to repay some of the outstanding short-term debt obligations. Cash dividends increased $0.7 million as the number of shares outstanding increased and the quarterly dividend increased from $0.338 for the three months ended March 31, 2004, to $0.342 for the three months ended March 31, 2005. Proceeds from the issuance of common stock decreased $4.6 million when compared to the same period last year. During the three months ended March 31, 2005, no shares were issued under the BOCM Agreement. Additionally, as of March 2005, shares to satisfy the Dividend Reinvestment and Direct Stock Purchase Plan were purchased on the open market, rather than new shares being issued. The aforementioned change, resulted in a $0.2 million balance for the purchase of treasury stock. Cash used for other financing activities was $1.2 million for the three months ended March 31, 2005.

Cash used for MGE's financing activities increased $19.5 million for the three months ended March 31, 2005, compared to the same period last year. This increase is primarily due to the net repayment of short-term debt of $28.8 million. Cash dividends to the parent increased $0.3 million. Cash dividends for the three months ended March 31, 2005, were $6.4 million. No equity contributions from the parent were received by MGE for the three months ended March 31, 2005. However, $6.3 million in equity contributions were received by MGE Power West Campus. Amounts are reflected as minority interest on the MGE consolidated balance sheet. Affiliate financing of WCCF decreased $7.0 million and cash used for other financing activities increased $0.9 million.

On March 29, 2005, MGE's $10 million line of credit expired. Bank lines of credit available to MGE and MGE Energy as of March 31, 2005, were $45 million and $105 million, respectively.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2005	Dec. 31, 2004
Common shareholders' equity	59.6%	56.9%
Long-term debt	35.4%	34.1%
Short-term debt	5.0%	9.0%

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity is primarily affected by their capital requirements. During the three months ended March 31, 2005, capital expenditures for MGE Energy and MGE totaled $19.6 million, which included $9.7 million of capital expenditures for WCCF and $9.9 million of capital expenditures for utility operations.

As of March 31, 2005, MGE Energy's and MGE's remaining capital commitments related to WCCF are estimated to be $11.4 million. Note that $6.0 million of this amount has been incurred as of March 31, 2005. Consequently, this amount is accrued on MGE Energy and MGE's condensed consolidated balance sheet and reflected in the construction work in progress balance.

MGE Energy anticipates total 2005 capital expenditures will be approximately $60.1 million. MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction during this year's first quarter. For larger capital investments, MGE would expect to finance these with additional long-term debt and capital contributions from MGE Energy.

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

WCCF

The cost to construct WCCF is expected to be approximately $187 million in total, of which MGE Power West Campus' portion is expected to be $106.5 million. MGE Construct bills the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of March 31, 2005, MGE Power West Campus had incurred $105.3 million (including capitalized interest) of costs on the project, which is reflected in construction work in progress on MGE Energy's and MGE's consolidated balance sheets. During the three months ended March 31, 2005, MGE Construct received a service fee of $0.7 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million is being recognized as services are rendered and is being collected over a 22-month period. As of March 31, 2005, MGE Construct has recognized $4.4 million in accordance with this agreement.

Pursuant to the WCCF lease, MGE Power West Campus began billing MGE for carrying costs on WCCF. The carrying costs billed to MGE started on January 29, 2004, the date MGE received approval from the PSCW to defer these costs, and will continue through construction of the project. Carrying costs totaled $11.3 million at March 31, 2005.

During the three months ended March 31, 2005, MGE began recovering in electric rates the costs associated with the lease payments for the West Campus Cogeneration plant. These amounts have been deferred on MGE and MGE Energy's consolidated balance sheets until the lease term commences. At March 31, 2005, $2.5 million related to these collections were reflected as regulatory liabilities on MGE and MGE Energy's consolidated balance sheets. These amounts will be reflected as revenues ratably over the period from the date of commercial operation through December 31, 2005.

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

New Accounting Principles

See Footnote 9 of the Notes to the condensed consolidated financial statements for a discussion of new accounting pronouncements.

Regulatory Issues - Transmission

On April 1, 2005, the Midwest ISO implemented its bid-based energy market. Midwest ISO, a FERC approved RTO is required to provide real-time energy services and a market-based mechanism for congestion management. This market-based platform for valuing transmission congestion is premised upon the LMP system that has been implemented in other states. MGE received FTRs through the Midwest ISO allocation process. The Midwest ISO has also made available additional FTRs through an auction-based system run by the Midwest ISO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy, through MGE, and MGE are potentially exposed to market risks associated with interest rates, commodity prices, weather, regulatory recovery, and equity returns. Neither MGE Energy nor MGE has any current exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments.

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

Equity Price Risks - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through contributions to, and investment earnings on, trust funds. Changes in the market value of the assets held in the employee benefits trust funds affect MGE's expense and annuity payments. MGE intends to seek to mitigate some of its risk in this matter through future rate actions by the PSCW.

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

Under the fuel rules, MGE may include the costs and benefits of fuel price risk management tools implemented under a risk management plan approved by the PSCW. In 2004, the PSCW extended its conditional approval of MGE's Electric Procurement Risk Management Program through December 31, 2005.

Regulatory Recovery Risk

MGE burns natural gas in several of its peak electric generation facilities as a supplemental fuel, and in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears regulatory risk for the recovery from customers of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

Credit Risks - Counterparty

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

Item 4. Controls and Procedures.

MGE Energy

During the first quarter of 2005, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2005, these officers concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2005, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

MGE

During the first quarter of 2005, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2005, these officers concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2005, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's annual report on form 10-K for the year ended December 31, 2004.

Item 6. Exhibits.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.
31.2 Filed by Terry A. Hanson for MGE Energy, Inc.
31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company
31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed by the following officers for the following companies:

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
Date: May 9, 2005

/s/ Terry A. Hanson
Terry A. Hanson
Vice President, Chief Financial Officer and Secretary
(Chief Financial and Accounting Officer)
Date: May 9, 2005

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

/s/ Gary J. Wolter
Gary J. Wolter
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)
Date: May 9, 2005

/s/ Terry A. Hanson
Terry A. Hanson
Vice President, Chief Financial Officer and Secretary
(Chief Financial and Accounting Officer)
Date: May 9, 2005