Form 10-Q
period 2005-06-30
MADISON GAS & ELECTRIC CO
filed 2005-08-09
CIK 61339

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:
June 30, 2005

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

Indicate by check mark whether the registrants are an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. Yes [X] No [ ] Madison Gas and Electric Company Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of August 1, 2005
MGE Energy, Inc.	Common stock, $1.00 par value, 20,454,380 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the Web site maintained by the SEC at http://www.sec.gov, MGE Energy's Web site at http://www.mgeenergy.com, and MGE's Web site at http://www.mge.com. Copies may be obtained from our Web sites free of charge. Information contained on MGE Energy's and MGE's Web sites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
APBO	accumulated pension benefit obligation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
Alliant	Alliant Energy Corporation
Blount	Blount Station
BOCM	Banc One Capital Markets, Inc.
CPCN	Certificate of Public Convenience and Necessity
Columbia	Columbia Energy Center
DNR	Wisconsin Department of Natural Resources
EITF	Emerging Issues Task Force
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
ERGS	Elm Road Generation Station
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
interconnection agreement	Generation-Transmission Interconnection Agreement
heating degree days	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
kV	kilovolt
kWh	kilowatt-hour
LMP	Locational Marginal Pricing
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power West Campus	MGE Power West Campus, LLC
MISO	Midwest Independent System Operator
Moody's	Moody's Investors Service, Inc.
MW	megawatt
Nasdaq	The Nasdaq National Stock Market
PGA clause	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB)
the State	State of Wisconsin
Stock Plan	Dividend Reinvestment and Direct Stock Purchase Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
Working capital	current assets less current liabilities

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

$0.27
$0.67
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Regulated utility operations	$99,748	$84,732	$237,975	$219,331
Nonregulated operations	719	682	1,401	1,364
Total Revenues	100,467	85,414	239,376	220,695

Expenses:
Fuel for electric generation	14,653	11,870	24,781	23,109
Purchased power	17,909	11,919	38,948	23,915
Natural gas purchased	16,719	13,671	70,503	65,386
Other operations and maintenance	29,759	27,858	58,533	54,846
Depreciation and amortization	7,408	6,150	14,033	12,211
Other general taxes	3,277	3,104	6,774	6,414
Total Operating Expenses	89,725	74,572	213,572	185,881
Operating Income	10,742	10,842	25,804	34,814

Other income	1,181	1,238	2,425	2,879
Interest expense	(3,228)	(2,772)	(6,046)	(5,685)
Income before income taxes	8,695	9,308	22,183	32,008
Income tax provision	(3,253)	(3,481)	(8,526)	(12,390)
Net Income	$ 5,442	$ 5,827	$ 13,657	$ 19,618

Earnings per Share of Common Stock (basic and diluted)
	$0.31	$1.06

Dividends paid per share of common stock	$0.342	$0.338	$0.684	$0.676

Weighted Average Shares Outstanding (basic and diluted)	20,441	18,657	20,431	18,541

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$13,657	$19,618
Items not affecting cash:
Depreciation and amortization	14,033	12,211
Deferred income taxes	(27)	3,396
Amortization of investment tax credits	(230)	(251)
Amortization of debt issuance costs and bond expense	246	260
Equity in earnings of ATC	(2,347)	(2,038)
Gain on the sale of property	-	(579)
Other	293	(4)
Dividends received from ATC	1,693	1,473
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	17,510	20,738
(Decrease) increase in current liabilities	(2,470)	1,034
Deferred lease payment revenues	2,527	-
Other noncurrent items, net	1,862	(926)
Cash Provided by Operating Activities	46,747	54,932

Investing Activities:
Capital expenditures	(33,537)	(49,983)
Capital contributions	(188)	(1,757)
Payments from (advances to) ATC related to WCCF	12,964	(2,001)
Proceeds from sale of property	-	612
Other	673	862
Cash Used for Investing Activities	(20,088)	(52,267)

Financing Activities:
Issuance of common stock	2,260	13,562
Purchase of treasury stock	(303)	-
Cash dividends paid on common stock	(13,965)	(12,557)
Repayment of long-term debt	-	(5,000)
(Decrease) increase in short-term debt	(13,175)	2,200
Other	(1,079)	-
Cash Used for Financing Activities	(26,262)	(1,795)

Change in Cash and Cash Equivalents	397	870
Cash and cash equivalents at beginning of period	3,561	2,020
Cash and cash equivalents at end of period	$ 3,958	$ 2,890

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	June . 30, 2005	Dec. 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,958	$ 3,561
Restricted cash	119	876
Accounts receivable, less reserves of $2,607 and $2,755, respectively	30,081	34,130
Other accounts receivable	9,967	22,910
Unbilled revenues	15,898	24,880
Materials and supplies, at lower of average cost or market	13,579	9,107
Fossil fuel, at lower of average cost or market	5,359	5,523
Stored natural gas, at lower of average cost or market	17,641	21,712
Prepaid taxes	10,265	14,510
Other prepayments	4,537	5,029
Total Current Assets	111,404	142,238

Other long-term accounts receivable	114	-
Special billing projects	3,064	3,121
Regulatory assets	22,540	23,817
Deferred charges	12,210	14,080

Property, Plant, and Equipment, Net	597,775	480,154
Construction work in progress	30,320	127,244
Total Property, Plant, and Equipment	628,095	607,398

Other Property and Investments	37,440	37,436

Total Assets	$814,867	$828,090

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	$ 40,100	$ 53,275
Accounts payable	35,825	42,488
Accrued interest and taxes	8,381	3,101
Deferred income taxes	2,000	581
Other current liabilities	14,024	16,116
Total Current Liabilities	100,330	115,561

Other Credits:
Deferred income taxes	87,790	89,627
Investment tax credit - deferred	4,159	4,389
Regulatory liabilities	29,910	28,764
Accrued pension and other postretirement benefits	43,429	42,138
Other deferred liabilities	7,550	7,157
Total Other Credits	172,838	172,075

Capitalization:
Common stockholders' equity	339,415	338,197
Long-term debt	202,284	202,257
Total Capitalization	541,699	540,454

Commitments and contingencies	-	-

Total Liabilities and Capitalization	$814,867	$828,090

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating Revenues:
Regulated electric revenues	$73,637	$61,426	$137,517	$121,337
Regulated gas revenues	26,111	23,306	100,458	97,994
Nonregulated revenues	151	-	151	-
Total Operating Revenues	99,899	84,732	238,126	219,331

Operating Expenses:
Fuel for electric generation	14,653	11,870	24,781	23,109
Purchased power	17,909	11,919	38,948	23,915
Natural gas purchased	16,719	13,671	70,503	65,386
Other operations and maintenance	29,626	27,776	58,292	54,693
Depreciation and amortization	7,408	6,150	14,033	12,211
Other general taxes	3,278	3,098	6,774	6,401
Income tax provision	2,642	2,721	7,205	10,829
Total Operating Expenses	92,235	77,205	220,536	196,544
Net Operating Income	7,664	7,527	17,590	22,787

Other Income and Deductions:
AFUDC - equity funds	107	150	219	291
Equity earnings in ATC	1,195	942	2,347	2,038
Income tax provision	(418)	(516)	(913)	(841)
Other income (deductions)	(43)	198	(145)	(34)
Total Other Income and Deductions	841	774	1,508	1,454
Income before interest expense	8,505	8,301	19,098	24,241

Interest Expense:
Interest on long-term debt	3,075	2,808	5,746	5,623
Other interest	267	82	380	181
AFUDC - borrowed funds	(41)	(59)	(84)	(115)
Net Interest Expense	3,301	2,831	6,042	5,689
Net Income before minority interest	5,204	5,470	13,056	18,552

Minority interest, net of tax	(1,390)	-	(1,390)	-
Net Income	$ 3,814	$ 5,470	$ 11,666	$ 18,552

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)
	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$11,666	$18,552
Items not affecting cash:
Depreciation and amortization	14,033	12,211
Deferred income taxes	(30)	3,204
Amortization of investment tax credits	(230)	(251)
Amortization of debt issuance costs and bond expense	246	174
AFUDC - equity funds	(219)	(291)
Equity in earnings of ATC	(2,347)	(2,038)
Minority interest, net of tax	1,390	-
Dividends received from ATC	1,693	1,473
Other	512	287
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
Decrease in current assets	14,533	23,733
Decrease in current liabilities	(5,080)	(7,583)
Deferred lease payment revenues	2,527	-
Other noncurrent items, net	1,854	(893)
Cash Provided by Operating Activities	40,548	48,578

Investing Activities:
Capital expenditures	(33,537)	(49,983)
AFUDC - borrowed funds	(84)	(115)
Payments from (advances to) ATC related to WCCF	12,964	(2,001)
ATC - capital contribution	-	(1,757)
Other	757	977
Cash Used for Investing Activities	(19,900)	(52,879)

Financing Activities:
Equity contributions from parent	-	9,970
Cash dividends to parent	(12,859)	(12,402)
Affiliate financing of WCCF (repayment of affiliate debt), net	(639)	329
Equity contribution received by MGE Power West Campus	4,401	26,796
Decrease in short-term debt repayments	(10,425)	(20,000)
Other	(495)	-
Cash (Used for) Provided by Financing Activities	(20,017)	4,693

Change in Cash and Cash Equivalents	631	392
Cash and cash equivalents at beginning of period	970	450
Cash and cash equivalents at end of period	$ 1,601	$ 842

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2005	Dec. 31, 2004
ASSETS
Plant (At Original Cost, in Service):
Electric	$629,622	$612,684
Gas	246,722	242,074
Non-regulated	106,509	-
Gross plant in service	982,853	854,758
Less accumulated provision for depreciation	(385,050)	(374,604)
Net plant in service	597,803	480,154
Construction work in progress	30,320	127,272
Total Plant	628,123	607,426
Other property and investments	2,967	3,202
Investment in ATC	33,196	32,542
Total Other Property and Investments	36,163	35,744
Current Assets:
Cash and cash equivalents	1,601	970
Restricted cash	119	876
Accounts receivable, less reserves of $2,607 and $2,755, respectively	30,081	34,122
Affiliate receivables	5,395	636
Other receivables	2,545	16,410
Unbilled revenues	15,898	24,880
Materials and supplies, at lower of average cost or market	13,579	9,107
Fossil fuel, at lower of average cost or market	5,359	5,523
Stored natural gas, at lower of average cost or market	17,641	21,712
Prepaid taxes	10,259	15,383
Other prepayments	4,520	5,001
Total Current Assets	106,997	134,620
Other long-term accounts receivable	114	-
Special billing projects	3,064	3,121
Regulatory assets	22,540	23,817
Other deferred charges	12,198	14,067
Total Assets	$809,199	$818,795
CAPITALIZATION AND LIABILITIES
Common stockholder equity	$286,567	$287,830
Minority interest	46,168	40,377
Long-term debt	202,284	202,257
Total Capitalization	535,019	530,464
Current Liabilities:
Short-term debt - commercial paper	29,850	40,275
Accounts payable	29,635	37,754
Affiliate payables	18,711	19,350
Accrued interest and taxes	7,159	3,099
Accrued payroll related items	5,892	7,439
Deferred income taxes	2,009	285
Other current liabilities	7,902	7,804
Total Current Liabilities	101,158	116,006
Other Credits:
Deferred income taxes	87,724	89,627
Investment tax credit - deferred	4,159	4,389
Regulatory liabilities	29,910	28,764
Accrued pension and other postretirement benefits	43,429	42,138
Other deferred liabilities	7,800	7,407
Total Other Credits	173,022	172,325
Commitments and contingencies	-	-
Total Capitalization and Liabilities	$809,199	$818,795

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)
June 30, 2005

1. Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of June 30, 2005, and for the three and six months then ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2004, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 56 through 89 of the 2004 Form 10-K. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2005 presentation.

2. Basis of Consolidation - MGE Energy and MGE.

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

The consolidation of MGE Power West Campus into MGE resulted in a significant increase to certain balance sheet accounts as shown in the following table:

(In thousands)	June 30, 2005	December 31, 2004
Nonutility plant	$106,509	-
Construction work in progress	-	$95,672
Cash	$1,317	$538
Long-term debt	$30,000	$30,000
Asset retirement obligation	$988	-
Minority interest (a)	$46,168	$40,377
Affiliate receivable (a)	$4,504	-
Affiliate payables (a)	$19,562	$19,350
(a) Amounts are eliminated in the MGE Energy consolidated financial statements.

On April 26, 2005, MGE began operation of its electric facility. Additionally, on April 26, 2005, the lease between MGE and MGE Power West Campus commenced. In accordance with the provisions of SFAS No. 13, Accounting for Leases, MGE, as the lessee, accounts for the aforementioned lease arrangement as a capital lease and MGE Power West Campus, as the lessor, accounts for the lease as a direct financing leasing arrangement prior to consolidation or on their individual general ledgers prior to consolidation.

3. Rate Matters - MGE Energy and MGE.

a. Rate proceedings.

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

On April 18, 2005, the PSCW decided to reopen MGE's current rate order docket to commence a limited scope proceeding under the fuel rules to determine if a fuel credit is required for 2005. If a determination is made by the PSCW in this proceeding that a fuel credit is required, the time period for determining the credit begins on April 18, 2005. MGE is unable to estimate the future financial impact of these proceedings at this time. As of June 30, 2005, MGE was not outside of the 3.0% annual range and, therefore, no amounts have been accrued for a fuel rules credit as of June 30, 2005.

On August 10, 2004, the PSCW reopened MGE's rate docket for the limited purposes of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction in electric revenues to reflect the fuel rules refund in the amount of $3.4 million for 2004, of which $1.8 million was refunded on customers' bills during 2004 and $1.6 million was refunded to customers in January 2005.

During 2003, MGE submitted an application for a fuel cost credit. On August 14, 2003, the PSCW approved an interim fuel credit of $0.00099 per kWh and also required a full review of the actual and forecasted costs for 2003, with MGE's fuel rates subject to refund. The fuel credit began in August 14, 2003, and ended on January 13, 2004. The fuel credit totaled $4.4 million, of which $1.2 million represents the interim fuel credit and $3.2 million is the additional fuel credit that resulted from PSCW review and was credited to customers in the first quarter of 2004. Of the $3.2 million in additional fuel credit, $0.4 million was refunded from January 1 through January 13, 2004.

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

MGE Energy did not sell any shares of common stock under the Agreement during the three and six months ended June 30, 2005. During the three and six months ended June 30, 2004, MGE Energy sold 44,000 and 124,000 shares, respectively, of its common stock. The sales resulted in net proceeds of $1.3 million and $3.8 million for the three and six months ended June 30, 2004.

MGE Energy also issues new shares of its common stock through the Stock Plan. For the six months ended June 30, 2005, MGE Energy issued 65,000 new shares of common stock under the Stock Plan for net proceeds of $2.3 million. No new shares were issued during the three months ended June 30, 2005. For the three and six months ended June 30, 2004, MGE Energy issued 181,000 and 326,000 new shares of common stock under the Stock Plan for net proceeds of $5.5 million and $10.0 million, respectively.

In March 2005, MGE Energy switched from issuing new shares of common stock for the Stock Plan to purchasing shares on the open market through a securities broker-dealer on behalf of the plan participants. At June 30, 2005, MGE Energy held $0.3 million of treasury stock that had been purchased on the open market and are intended to be re-issued under the Stock Plan. The cost basis of these shares is shown as a reduction to stockholders' equity on the MGE Energy condensed consolidated financial statements.

b. Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at June 30, 2005.

c. Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

d. Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at June 30, 2005, includes the unrealized gains and losses on available-for-sale securities. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2004, to June 30, 2005, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2004	$ 686	$ 63
Decrease in unrealized gain on available for sale securities, net of tax benefit of $289 and $47, respectively	(431)	(70)
Balance, June 30, 2005	$ 255	$ (7)

5. Minority Interest - MGE.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE as of June 30, 2005 and 2004, due to the adoption of FIN 46R (see Footnote 9).

MGE Power West Campus is owned indirectly by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of June 30, 2005 and 2004, MGE Energy (through its wholly owned subsidiary MGE Power) had invested $44.8 and $26.8 million, respectively, in MGE Power West Campus. For the six months ended June 30, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.4 million, net of tax, from its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

6. Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS No. 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income are:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
MGE Energy	2005	2004	2005	2004
Net Income	$5,442	$5,827	$13,657	$19,618
Other comprehensive income	(154)	248	(431)	248
Total Comprehensive Income	$5,288	$6,075	$13,226	$19,866
MGE
Net Income	$3,814	$5,470	11,666	$18,552
Other comprehensive income	(27)	-	(70)	-
Total Comprehensive Income	$3,787	$5,470	$11,596	$18,552

7. Property, Plant, and Equipment - MGE Energy and MGE.

a. Capitalized interest.

MGE Energy, through its subsidiary MGE Power West Campus, calculates capitalized interest in accordance with SFAS No. 34, Capitalization of Interest Cost, on construction projects for periods where financing is provided by MGE Energy through interim debt. The interest rate capitalized is based upon the monthly short-term borrowing rate MGE Energy incurs for such funds and the interest rate related to MGE Power West Campus' long-term debt. For the six months ended June 30, 2005 and 2004, MGE Energy recorded $0.7 million and $1.1 million, respectively, in capitalized interest related to the cogeneration facility being constructed on the west campus of the UW. On April 26, 2005, when the electric facility began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete. The total interest capitalized in conjunction with this project is $4.1 million. This amount is included in the property, plant, and equipment balance at June 30, 2005.

b. Asset retirement obligations.

MGE and MGE Energy account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel.

In April 2005, MGE Power West Campus recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with the demolition and removal of the electric portion of the WCCF facility. Provisions for these demolition and removal costs are included in the facility lease agreement. At June 30, 2005, this liability is estimated at $1.0 million and is included in other deferred liabilities.

Additionally, effective January 1, 2003, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE. At June 30, 2005, this portion of the liability is estimated at $1.5 million and included in other deferred liabilities.

The following table shows costs as of December 31, 2003 and December 31, 2004, and changes to the asset retirement obligation and accumulated depreciation through June 30, 2005.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance December 31, 2003	$ 686	$675	$1,361	$175
Changes through December 31, 2004	27	86	113	29
Balance, December 31, 2004	$ 713	$761	$1,474	$204
Changes through June 30, 2005	988	46	1,034	15
Balance, June 30, 2005	$1,701	$807	$2,508	$219

MGE has a regulatory asset for the total accumulated accretion and total accumulated depreciation related to its asset retirement obligation. MGE expects to recover this regulatory asset through rates charged to customers.

Accumulated previous collections of costs of removal that are non-SFAS No. 143 obligations are classified within the financial statements as regulatory liabilities. At June 30, 2005, and December 31, 2004, there were $18.0 million and $17.7 million, respectively, of these costs recorded as regulatory liabilities within the financial statements.

8. Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

a. Net Periodic Cost.

The following tables present the components of MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2005 and 2004. A portion of the net periodic benefit cost is capitalized within the Condensed Consolidated Balance Sheets.

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$ 944	$ 678	$1,977	$1,942
Interest cost	1,754	1,438	3,671	4,118
Expected return on assets	(1,879)	(1,506)	(3,933)	(4,311)
Amortization of:
Transition obligation	50	41	104	116
Prior service cost	77	69	161	197
Actuarial gain	257	142	539	405
Net periodic benefit cost	$1,203	$ 862	$2,519	$2,467

	Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$ 430	$ 410	$ 889	$ 888
Interest cost	662	684	1,369	1,483
Expected return on assets	(210)	(182)	(434)	(391)
Amortization of:
Transition obligation	92	93	190	200
Prior service cost	47	41	98	87
Actuarial gain	156	200	323	441
Net periodic benefit cost	$1,177	$1,246	$2,435	$2,708

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

Previously reported financial information for the three and six months ended June 30, 2004, has been adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. Amounts for these periods have been presented as such for comparative purposes. The following table presents MGE's net income and MGE Energy's net income and earnings per share for the three and six months ended June 30, 2004, as if FSP 106-2 was adopted as of January 1, 2004.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
(In thousands except per share amounts)	MGE Energy	MGE	MGE Energy	MGE
Net Income-as previously reported	$5,680	$5,323	$19,324	$18,258
Reduction in net periodic cost	147	147	294	294
Adjusted net income	$5,827	$5,470	$19,618	$18,552

Earnings per share-as previously reported	$0.30	NA	$1.04	NA
Earnings per share-as adjusted	$0.31	NA	$1.06	NA

b. Expected Cash Flows.

There were no required contributions for 2004. Additionally, there are no required contributions for 2005; however, MGE may elect to make discretionary deductible contributions depending upon its valuation results and cash flow from operations. MGE made a $4 million contribution during the six months ended June 30, 2005, related to the 2004 plan year. MGE expects to make a $3 million discretionary contribution in the first quarter of 2006, for the 2005 plan year. This contribution is solely at MGE's discretion and is not required by law or regulation.

9. Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a. FIN 46R.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN 46R. FIN 46R requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%, which is an increase from 3% required under the previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE as the primary beneficiary. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46R was effective on December 31, 2003, for interests in entities that were previously considered special purpose entities under then existing authoritative guidance.

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

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. As of June 30, 2005, MGE has reviewed 81% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." For the remaining 19% of the total current Shared Savings program balance, MGE has not performed this assessment. These entities are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE will continue to attempt to obtain information from these customers in order to determine whether they should be consolidated by MGE.

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

c. FSP 106-2.

On December 8, 2003, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was issued on May 19, 2004. The FSP provides guidance on the accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. MGE applied the provisions of this guidance in the third quarter of 2004. At that time, previously reported financial information for the three and six months ended June 30, 2004, were adjusted to reflect a reduction in net periodic postretirement benefit cost as if FSP 106-2 was adopted as of January 1, 2004. Amounts for these periods, when presented for comparative purposes, will be presented as such. See Footnote 8 for additional information.

d. FSP 109-1.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to 9% (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS No. 109, Accounting for Income Taxes. MGE estimates its tax deduction for 2005 to be $0.2 million. The benefit of this deduction will be passed on to ratepayers and will be recognized ratably throughout the year as a regulatory liability on the financial statements of both MGE Energy and MGE. As of June 30, 2005, MGE had recorded $0.1 million of this deduction as a regulatory liability.

e. EITF 03-01.

In March 2004, the EITF reached a consensus on, and the FASB ratified, EITF issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-01 provides guidance for evaluating whether an investment is other-than-temporarily impaired. MGE and MGE Energy adopted the disclosure requirements of EITF 03-01 for investments accounted for under SFAS No. 115 for the six months ended June 30, 2005.

On September 30, 2004, the FASB issued EITF 03-01-01, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, 'The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, which delayed the effective date of the application guidance reconsidering the conclusions reached within EITF 03-01.

The FASB, at its June 29, 2005, Board meeting, withdrew its guidance on when an impairment is other than temporary. However, EITF 03-01's provisions regarding the measurement, disclosure, and post-impairment accounting guidance of debt securities, as well as the identification of impaired cost method investments remain intact. The FASB expects to issue a final FASB Staff Position in the third-quarter of 2005. Additionally, the existing guidance under SFAS No. 115 remains in effect.

f. SFAS No. 154.

In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections, a replacement of APB (Accounting Principles Board) Opinion No. 20 and SFAS No. 3. Previously, APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods' financial statements. MGE and MGE Energy will assess the impact of a retrospective application of any change in accounting principle in accordance with SFAS No. 154 when such a change arises after the effective date of January 1, 2006.

10. West Campus Cogeneration Facility - MGE Energy and MGE.

a. Construction of the facility.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, is building a natural gas-fired cogeneration facility on the UW campus. The facility has a capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW and MGE Power West Campus jointly own the facility. The UW owns a controlling interest in the chilled-water and steam plants, which will be used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is used to provide electricity to MGE's customers.

MGE Construct is responsible for the construction of the facility. During the three and six months ended June 30, 2005, MGE Construct received service fees of $0.6 million and $1.3 million (pretax), respectively, from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million was recognized as services were rendered and was collected over a 22-month period. As of June 30, 2005, MGE Construct has recognized the entire $5.0 million service fee.

The total cost to construct WCCF is estimated to be $183.4 million, of which $104.7 million is MGE Power West Campus' estimated portion. As of June 30, 2005, MGE Power West Campus had incurred $102.4 million (excluding capitalized interest) of costs on the project, which is reflected in Property, Plant, and Equipment on MGE Energy and MGE's condensed consolidated balance sheets. Of this amount, $6.0 million has not yet been paid. MGE Power West Campus estimates an additional $2.3 million in capital expenditures for this project. These amounts have not yet been incurred or included in MGE Energy's or MGE's Property, Plant, and Equipment balance.

MGE Energy, MGE Power West Campus, and MGE Construct have contractually assumed certain risks related to the construction of WCCF. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, including paying liquidated damages relating to failure to achieve specified completion date guarantees and/or acceptance test capacity guarantees. In the second quarter, MGE Construct achieved mechanical completion prior to the guaranteed completion date for the electric, steam and chilled water portion of the facility. Also, the acceptance test guarantee was met for the electric portion of the facility. No liquidated damages were required to be paid for the completed guarantees on the electric portion of the asset. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

b. Lease Accounting.

MGE leases the assets owned by MGE Power West Campus and is responsible for operating the entire facility. On April 26, 2005, the facility lease between MGE and MGE Power West Campus commenced. The financial terms of the facility lease include a capital structure of 53% equity and 47% long-term debt, return on equity of 12.1%, and a lease term of 30 years. At the end of the lease term in 2035, MGE may, at its option, renew the facility lease for an additional term, purchase the generating facility at fair market value or allow the lease contract to end. In accordance with the provisions of SFAS No. 13, Accounting for Leases, MGE, as the lessee, accounts for the aforementioned lease arrangement as a capital lease and MGE Power West Campus, as the lessor, accounts for the lease as a direct financing leasing arrangement. Upon consolidation, certain accounts associated with the leasing transaction are eliminated.

On January 1, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. Recovery of these amounts was deferred until the lease term commenced. The deferred collections will be recognized into earnings ratably during 2005. At June 30, 2005, $2.5 million related to these collections was reflected as regulatory liabilities on MGE and MGE Energy's condensed consolidated balance sheets. As of June 30, 2005, MGE had recognized $0.8 million in revenues.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West campus during construction of the facility. MGE is collecting these costs in rates over a period of 10 years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. As of June 30, 2005, $0.2 million had been recognized as revenue. These amounts are included in other nonregulated revenues on MGE Energy's and MGE's condensed consolidated statement of income. The difference between MGE's amortization of the costs for rate-making purposes over the ten-year recovery period and the recognition to revenue for the debt portion over 40 years is recorded as a liability on the condensed consolidated balance sheets.

11. ATC - MGE Energy and MGE.

As of June 30, 2005, MGE holds a 5% interest in ATC and accounts for the investment under the equity method of accounting due to its involvement with and ability to influence management activities. MGE has a seat on the board of directors and owns 20% of the voting stock of ATC Management, Inc., which manages and operates ATC. MGE records as equity in earnings of the investee its share of ATC's earnings as well as the amortization of the SFAS No. 109 regulatory liability and deferred investment tax credits related to the transmission assets transferred to ATC. For the three and six months ended June 30, 2005, MGE recorded equity earnings from its investment in ATC of $1.2 million and $2.3 million, respectively. MGE recorded transmission expense from ATC of $3.7 million and $7.5 million for the three and six months ended June 30, 2005, respectively.

On November 21, 2002, MGE and ATC entered into an interconnection agreement related to transmission system upgrades for WCCF. During the first quarter of 2005, MGE received its full payment from ATC for $13.0 million as reimbursement of its costs incurred to complete the upgrade.

In 2004, MGE made $3.5 million in additional capital contributions to ATC. No additional contributions have been made during the three or six months ended June 30, 2005. Dividend income received from ATC was $0.9 million and $1.7 million for the three and six months ended June 30, 2005, respectively.

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

The nonregulated energy operations are conducted through subsidiaries of MGE Energy other than MGE. These subsidiaries have been formed to own and construct new electric generating capacity and have undertaken the construction of WCCF. The tables below show key information about all three segments, including the distribution of net assets, for the three and six months ended June 30, 2005 and 2004.

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

The following table shows segment information for MGE Energy's operations:

(In thousands)
MGE Energy Three Months Ended June 30, 2005	Electric	Gas	Non- regulated	Eliminations	Consolidated Total
Operating revenues	$73,637	$26,111	$3,349	$(2,630)	$100,467
Intersegment revenues	115	5,066	41	(5,222)	-
Total revenues	73,752	31,177	3,390	(7,852)	100,467
Depreciation and amortization	(5,396)	(2,012)	-	-	(7,408)
Other operating expenses	(60,046)	(29,812)	(186)	7,727	(82,317)
Operating income	$ 8,310	$ (647)	$3,204	$ (125)	$ 10,742
Three Months Ended June 30, 2004
Operating revenues	$61,426	$23,306	$682	$ -	$85,414
Intersegment revenues	129	2,207	-	(2,336)	-
Total revenues	61,555	25,513	682	(2,336)	85,414
Depreciation and amortization	(4,317)	(1,833)	-	-	(6,150)
Other operating expenses	(46,633)	(24,037)	(88)	2,336	(68,422)
Operating income	$10,605	$ (357)	$594	$ -	$10,842

Six Months Ended June 30, 2005
Operating revenues	$137,517	$100,458	$4,031	$ (2,630)	$239,376
Intersegment revenues	213	7,382	41	(7,636)	-
Total revenues	137,730	107,840	4,072	(10,266)	239,376
Depreciation and amortization	(10,084)	(3,949)	-	-	(14,033)
Other operating expenses	(114,944)	(94,435)	(301)	10,141	(199,539)
Operating income	$ 12,702	$ 9,456	$3,771	$ (125)	$25,804
Six Months Ended June 30, 2004
Operating revenues	$121,337	$ 97,994	$1,364	$ -	$220,695
Intersegment revenues	239	5,200	-	(5,439)	-
Total revenues	121,576	103,194	1,364	(5,439)	220,695
Depreciation and amortization	(8,573)	(3,638)	-	-	(12,211)
Other operating expenses	(91,926)	(87,017)	(166)	5,439	(173,670)
Operating income	$ 21,077	$ 12,539	$1,198	$ -	$34,814

The electric and gas utility operations segments represent most of the revenue-generating segments for MGE and a majority of the revenue for MGE Energy. The following table shows segment information for MGE's operations:

(In thousands)
MGE Three Months Ended June 30, 2005	Electric	Gas	Non- regulated	Eliminations	Consolidated Total
Operating revenues	$73,637	$26,111	$2,781	($2,630)	$99,899
Intersegment revenues	115	5,066	41	(5,222)	-
Total revenues	73,752	31,177	$2,822	(7,852)	99,899
Depreciation and amortization	(5,396)	(2,012)	-	-	(7,408)
Other operating expenses	(62,350)	(29,206)	(1,042)	7,771	(84,827)
Operating income	$ 6,006	$(41)	$1,780	$(81)	$7,664
Three Months Ended June 30, 2004
Operating revenues	$61,426	$23,306	$ -	$ -	$84,732
Intersegment revenues	129	2,207	-	(2,336)	-
Total revenues	61,555	25,513	-	(2,336)	84,732
Depreciation and amortization	(4,317)	(1,833)	-	-	(6,150)
Other operating expenses	(50,586)	(23,596)	791	2,336	(71,055)
Operating income	$ 6,652	$ 84	$791	$ -	$ 7,527

Six Months Ended June 30, 2005
Operating revenues	$137,517	$100,458	$2,781	$ (2,630)	$238,126
Intersegment revenues	213	7,382	41	(7,636)	-
Total revenues	137,730	107,840	2,822	(10,266)	238,126
Depreciation and amortization	(10,084)	(3,949)	-	-	(14,033)
Other operating expenses	(119,634)	(97,607)	553	10,185	(206,503)
Operating income	$ 8,012	$ 6,284	$3,375	$ (81)	$ 17,590
Six Months Ended June 30, 2004
Operating revenues	$121,337	$97,994	$ -	$ -	$219,331
Intersegment revenues	239	5,200	-	(5,439)	-
Total revenues	121,576	103,194	-	(5,439)	219,331
Depreciation and amortization	(8,573)	(3,638)	-	-	(12,211)
Other operating expenses	(99,556)	(91,455)	1,239	5,439	(184,333)
Operating income	$ 13,447	$ 8,101	$1,239	$ -	$ 22,787

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
MGE Energy	2005	2004	2005	2004
Electric operating income	$ 8,310	$10,605	$12,702	$21,077
Gas operating income/(loss)	(647)	(357)	9,456	12,539
Nonregulated operating income	3,204	594	3,771	1,198
Eliminations	(125)	-	(125)	-
Consolidated operating income	10,742	10,842	25,804	34,814
Other income, net	1,181	1,238	2,425	2,879
Interest expense	(3,228)	(2,772)	(6,046)	(5,685)
Income tax provision	(3,253)	(3,481)	(8,526)	(12,390)
Net income	$ 5,442	$ 5,827	$13,657	$19,618
MGE
Electric operating income	$6,006	$6,652	$ 8,012	$13,447
Gas operating income/(loss)	(41)	84	6,284	8,101
Nonregulated operating income	1,780	791	3,375	1,239
Eliminations	(81)	-	(81)	-
Consolidated operating income	7,664	7,527	17,590	22,787
Equity earnings in ATC	1,195	942	2,347	2,038
Other income and deductions	(354)	(168)	(839)	(584)
Interest expense, net	(3,301)	(2,831)	(6,042)	(5,689)
Minority interest, net	(1,390)	-	(1,390)	-
Net income	$3,814	$5,470	$11,666	$18,552

(In thousands)	Utility			Consolidated
MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated	Eliminations	Total
Assets:
June 30, 2005	$620,661	$177,373	$18,928	$165,219	$(167,314)	$814,867
December 31, 2004	499,023	205,463	25,905	111,759	(14,060)	828,090

Capital Expenditures:
Six Months ended June 30, 2005	18,954	3,621	-	10,962	-	33,537
Year ended December 31, 2004	36,418	12,315	-	47,042	(28)	95,747

MGE
Assets:
June 30, 2005	$620,661	$177,373	$23,426	$154,132	$(166,393)	$809,199
December 31, 2004	499,023	205,463	25,905	101,800	(13,396)	818,795

Capital Expenditures:
Six Months ended June 30, 2005	18,954	3,621	-	10,962	-	33,537
Year ended December 31, 2004	36,418	12,315	-	47,042	-	95,775

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

b. Purchased Power Contracts.

MGE has several purchased power contracts to help meet future electric supply requirements. As of June 30, 2005, MGE's total commitments under its purchased power contracts for capacity are estimated to be $13.5 million in 2006, $10.5 million in 2007, $9.1 million in 2008 and 2009, and $9.2 million in 2010. Management expects to recover these costs in future customer rates.

MGE has negotiated firm transmission contracts related to the above purchased power contracts. As of June 30, 2005, MGE's total commitments for transmission are estimated to be $2.7 million in 2005 and $0.5 million in 2006. Management expects to recover these costs in future customer rates.

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

c. Natural Gas Supply, Transportation, and Storage Contracts.

MGE's natural gas supply, transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of June 30, 2005, these payments are estimated to be $14.6 million in 2006, $14.3 million in 2007, $14.1 million in 2008, $13.6 million in 2009, and $13.2 million in 2010. Management expects to recover these costs in future customer rates.

d. Environmental.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone has been removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has paid $1.5 million in expenses to complete this cleanup and expects to recover cleanup costs in future gas rates. Carrying costs associated with the cleanup expenditures will not be recoverable. On June 23, 2005, the DNR issued a case closure letter related to the Blount 69 kV substation cleanup.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At June 30, 2005, a $0.1 million liability was accrued for this matter.

e. Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest, with recourse, in up to $10.0 million of the financing program receivables until August 31, 2005. At June 30, 2005, MGE had sold an outstanding $5.6 million interest in these receivables, which MGE accounted for as a sale under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of June 30, 2005 and 2004, MGE has recorded a servicing asset of $0.2 million and $0.3 million, respectively. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the six months ended June 30, 2005 and 2004, MGE received approximately $0.1 million and $0.6 million, respectively, from the financial institution for the sale of loan assets. During those same periods, payments of $0.6 million and $1.3 million, respectively, were made by MGE to the financial institution.

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

f. WCCF Purchase Commitments - MGE Energy.

MGE and MGE Construct have entered into various contracts for the purchase of equipment and services related to the construction of WCCF. All contracts which were entered into by MGE have been assigned or are in the process of being assigned to MGE Construct. These contracts are summarized in the following table.

(In thousands)	Contract Total	Payments through June 30, 2005	Remaining Contract Amounts
Gas turbines	$ 30,296	$ 30,076	$ 220
Steam turbine	7,805	7,796	9
Heat-recovery steam generators	12,008	11,992	16
Chiller equipment	6,689	6,020	669
Prime contractors	53,432	50,971	2,461
Project management	8,846	8,846	-
Miscellaneous equipment	42,158	39,643	2,515
Total	$161,234	$155,344	$5,890*

* Amount represents remaining cash payments that are estimated per the terms of the contracts. Note that $4.0 million of this total amount has been incurred as of June 30, 2005. Consequently, this $4.0 million amount is accrued in the MGE and MGE Energy condensed consolidated balance sheets and reflected in the construction work in progress balance.

14. Regional Transmission Organizations.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff.

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is a also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has three purchase power agreements, for a total of 115 MW, that are impacted by this market.

For transactions on the MISO and PJM market in which MGE buys and sells power within the same period to meet electric energy delivery requirements, these transactions are reported on the condensed consolidated income statement on a net basis. This treatment resulted in a $30.6 million and $31.6 million reduction to sales for resale and purchased power expense for the three and six months ended June 30, 2005, respectively.

15. Risk Management Activities.

As part of our regular operations, MGE enters into contracts including options, swaps, futures, forwards, and other contractual commitments to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. SFAS No. 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

As a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. FTRs are used by MGE to hedge the risk of increased congestion charges.

Due to the nature of these instruments, they qualify for regulatory deferral. As such, changes in the fair value of these instruments are recorded as regulatory assets or liabilities. At June 30, 2005, MGE had recorded a $0.1 million regulatory liability related to the FTRs held for the MISO and PJM markets.

MGE also utilizes future and basis swaps. These contracts stabilize the net position or price differential for gas injected into storage. These contracts also qualify for regulatory deferral. At June 30, 2005, MGE had recorded a $0.1 million regulatory liability related to these instruments.

16. Subsequent Events - MGE Energy and MGE.

a. Notice to Proceed.

On July 15, 2005, MGE Power Elm Road, LLC, received a notice to proceed from We Energies in conjunction with the Power the Future Generation Plan. MGE Power Elm Road, LLC, has 80 days from the receipt of the Notice to exercise its option to acquire an ownership interest in the proposed ERGS coal plants and has 40 days from that date to close the acquisition.

b. Rate Case.

On August 5, 2005, MGE filed additional information with the PSCW on its rate case application for 2006. MGE proposed an electric rate increase for ERGS carrying costs of $3.8 million (approximately 1.3%) for 2006 and $6.6 million (approximately 2.3%) for 2007, should it exercise its option to participate in ERGS. MGE also has requested to eliminate base rate case proceedings for 2007, but would propose to incorporate in the 2006 rate case an increase in 2007 electric rates to recover the 2007 ERGS carrying costs and an adjustment to reflect 2007 fuel rules costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in three business segments: electric utility operations, gas utility operations, and nonregulated energy operations. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 134,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to nearly 133,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, June au, Monroe, and Vernon. Other subsidiaries, which constitute our nonregulated energy operations, have been formed to own and construct new electric generating capacity.

We became the holding company for MGE on August 12, 2002, when MGE shareholders exchanged their shares of MGE common stock for shares of our common stock. The share exchange had no accounting effect on MGE's recorded assets, liabilities, revenues, or expenses.

MGE's electric and gas utility operations represent a substantial part of our assets, liabilities, revenues, and expenses. Our nonregulated operations relate principally to the construction and leasing of the cogeneration plant on the UW campus. The WCCF facility began producing electricity on April 26, 2005. The nonregulated operations relating to this cogeneration plant are included in MGE's consolidated financial statements as a result of FIN 46R (see Footnotes 2 and 9 of the Notes to the condensed consolidated financial statements for further information).

Executive Summary - MGE Energy and MGE

In the second quarter of 2005, our utility operations experienced an increase in electric retail sales of 6.3% and a 3.7% increase in retail gas deliveries as compared to the second quarter of 2004. Electric revenues increased $12.2 million for the three months ended June 30, 2005, as compared to the same period in 2004, due to warmer temperatures and the increase in rates effective in January 2005. Gas revenues increased $2.8 million due to higher costs of gas, slightly offset by a decrease in transportation volumes. Purchased power costs increased $6.0 million due to a planned and forced major outage at the Columbia plant and higher per-unit costs. Operations and maintenance expenses increased $1.9 million primarily due to higher maintenance expenses at the Columbia plant in conjunction with the aforementioned planned outage and higher transmission and production costs.

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

Results of Operations

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$23,176	$20,086	15.4	185,884	174,491	6.5
Commercial	36,121	30,889	16.9	430,886	407,853	5.6
Industrial	5,376	4,358	23.4	89,990	83,532	7.7
Other - retail/municipal	5,783	4,894	18.2	91,137	84,807	7.5
Total retail	70,456	60,227	17.0	797,897	750,683	6.3
Sales for resale	3,013	590	410.7	45,125	10,098	346.9
Other revenues	168	609	(72.4)	-	-
Total	$73,637	$61,426	19.9	843,022	760,781	10.8

	Revenues			Sales
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$47,359	$41,754	13.4	390,164	382,026	2.1
Commercial	68,647	58,187	18.0	841,184	814,197	3.3
Industrial	9,238	7,793	18.5	158,175	158,839	(0.4)
Other - retail/municipal	10,555	8,702	21.3	166,310	158,002	5.3
Total retail	135,799	116,436	16.6	1,555,833	1,513,064	2.8
Sales for resale	3,299	830	297.5	48,306	18,101	166.9
Other revenues	(1,581)	4,071	(138.8)	-	-
Total	$137,517	$121,337	13.3	1,604,139	1,531,165	4.8

Electric operating revenues were up 19.9% and 13.3% for the three and six months ended June 30, 2005, due to the following:

(In millions)	Three Months Ended June 30, 2005	Six months ended June 30, 2005
Rate changes	$ 6.4	$16.1
Volume	3.8	3.3
Sales for resale	2.4	2.5
Other revenues	(0.4)	(5.7)
Total	$12.2	$16.2

Rates. On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues to cover rising fuel costs, commercial operation of WCCF, and increased transmission expenses. The PSCW also authorized increases in MGE's electric rates effective January 14, 2004, to cover rising fuel costs for electric generation and increased system demands.

During the six months ended June 30, 2004, a fuel credit in the amount of $3.2 million was refunded to customers. $2.8 million of the liability for this fuel credit was accrued during 2003 and $0.4 million was accrued in January 2004 as a decrease to other electric revenues.

Volume. During the three and six months ended June 30, 2005, there was a 6.3% and 2.8% increase, respectively, in total retail sales volumes. These increases are mainly due to warmer temperatures. Namely, cooling degree days for the three months ended June 30, 2005, were 248 compared to normal cooling days of 175.

Other Revenues. Other electric revenues for the three and six months ended June 30, 2005, decreased $0.4 million and $5.7 million, respectively, compared to the same period in the prior year. During the first and second quarters, MGE began recovering in electric rates the costs associated with the lease payments for the West Campus Cogeneration plant. These amounts were deferred on MGE's balance sheet and are now being recognized ratably over the lease term. For the six months ended June 30, 2005, a total reduction of $2.5 million was recorded to other revenues to defer these revenues. This amount is reflected as a regulatory liability on the condensed consolidated balance sheet.

The remaining decrease is attributable to the reversal of the 2003 fuel credit liability, which was refunded to customers in the first quarter of 2004. The actual fuel refund decreased retail revenues and is offset by an increase in other electric revenues. The fuel credit liability was previously recorded from August 2003 to January 2004 as a reduction in other electric revenues. These decreases are slightly offset by the recognition of deferred revenues due to the commencement of the WCCF lease term. On April 26, 2005, when the lease term commenced, MGE began recognizing into revenue amounts collected from the ratepayers for this leasing arrangement.

Sales for resale. For the three and six months ended June 30, 2005, sales for resale increased by $2.4 million and $2.5 million, respectively, when compared to the same periods in the prior year. Sales for resale include transactions conducted on the PJM and MISO markets since the establishment and our involvement in the PJM and MISO markets on May 1, 2004, and April 1, 2005, respectively. The increase in the sales for resale balance is a result of MGE's integration into the MISO market.

MGE has recorded transactions on the PJM and MISO markets in which we are buying and selling power within the same period to meet our electric energy delivery requirements on a net basis, resulting in a $30.6 million and $31.6 million reduction to sales for resale and purchased power expense for the three and six months ended June 30, 2005, respectively.

Electric fuel and purchased power

Fuel used for electric generation increased $2.8 and $1.7 million, or 23.4% and 7.2%, during the three and six months ended June 30, 2005, respectively, compared to the same periods in the prior year. These increases are due to an increase in the costs of internal generation, slightly offset by the outage at the Columbia plant. Due to this outage, MGE was required to rely more heavily on purchased power than on internal generation. The volume of internal generation decreased 12.4% during the six months ended June 30, 2005, as compared to the same period in the prior year.

Purchased power expense increased $6.0 million and $15.0 million during the three and six months ended June 30, 2005, respectively. These increased expenses reflect a 21.2% and 32.2% increase in purchased energy due to the aforementioned Columbia outage and a 23.9% and 22.9% increase in the per-unit cost of purchased power, respectively.

For the three and six months ended June 30, 2005, there were $30.6 million and $31.6 million reductions to purchased power expense, which resulted from the netting of transactions in the PJM and MISO markets in which we were buying and selling power within the same period to meet our electric energy delivery requirements.

Electric operating expenses

Electric operating expenses increased $1.6 million and $2.8 million during the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004. These changes were the result of increases in production expenses, transmission expenses, and customer accounts, offset by decreases in administrative and general expenses.

Electric maintenance expense

For the three and six months ended June 30, 2005, electric maintenance expense increased $0.5 million and $0.8 million compared to the same periods in the prior year. These increases were due to increased maintenance expenses at the Columbia plant.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$14,450	$13,362	8.1	11,520	11,591	(0.6)
Commercial/industrial	10,786	8,984	20.1	11,718	10,808	8.4
Total retail	25,236	22,346	12.9	23,238	22,399	3.7
Gas transportation	545	653	(16.5)	7,443	9,151	(18.7)
Other revenues	330	307	7.5	-	-
Total	$26,111	$23,306	12.0	30,681	31,550	2.8
Heating degree days (normal 851)				714	852	(16.2)

	Revenues			Deliveries
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2005	2004	% Change	2005	2004	% Change
Residential	$56,919	$56,811	0.2	54,743	56,491	(3.1)
Commercial/industrial	40,972	38,440	6.6	48,175	47,601	1.2
Total retail	97,891	95,251	2.8	102,918	104,092	(1.1)
Gas transportation	1,496	1,734	(13.7)	23,220	24,816	(6.4)
Other revenues	1,071	1,009	6.1	-	-
Total	$100,458	$97,994	2.5	126,138	128,908	(2.1)
Heating degree days (normal 4,349)				4,119	4,412	(6.6)

Gas revenues increased $2.8 million and $2.5 million for the three and six months ended June 30, 2005. These changes are related to the following factors:

(In millions)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Gas costs/rates	$2.1	3.7
Gas deliveries	0.8	(1.1)
Transportation and other effects	(0.1)	(0.1)
Total	$2.8	$2.5
Average rate per therm of residential customers

Gas costs/rates. The average rate per therm for the three and six months ended June 30, 2005, increased 7.5% and 3.9%, respectively, compared to the same periods in 2004. These increases are primarily a result of rising gas costs.

Retail gas deliveries. For the three months ended June 30, 2005, retail gas deliveries increased 3.7%. This increase is attributable to increased commercial and industrial use.

For the six months ended June 30, 2005, retail gas deliveries decreased 1.1%. This decrease was mainly a result of warmer temperatures reflected by a 6.6% decrease in the number of heating degree days during the period compared to the same period in the prior year. This decrease was slightly offset by an increase in volumes used by commercial and industrial customers.

Transportation and other revenues. Other revenues decreased a total of $0.1 million for the three and six months ended June 30, 2005, due to decreased income from the GCIM, offset by an increase in other revenues.

Natural gas purchased

For the three and six months ended June 30, 2005, natural gas purchased increased by $3.0 million and $5.1 million, respectively. The increases in the natural gas purchased were the result of a 17.9% and 9.0% increase in the market price of natural gas, which resulted in an increase of $2.5 million and $5.9 million. The increase for the three-month period ended June 30, 2005, was supplemented by an increase in the volume of gas purchased ($0.5 million). For the six months ended June 30, 2005, the increase was slightly offset by a decrease in the volume of gas purchased ($0.7 million).

Gas operating and maintenance expenses

Gas operating expenses decreased $0.2 million and $0.3 million, respectively, for the three and six months ended June 30, 2005, compared to the same periods a year ago. These decreases are attributable to decreases in gas distribution and customer service-related expenses.

Gas maintenance expenses increased $0.1 million and $0.4 million between the same periods. These increases are due to increased transmission related maintenance and increased general and administrative costs.

Other Nonregulated Operating Income - MGE Energy and MGE

For the three and six months ended June 30, 2005, MGE Construct received $0.6 million and $1.3 million from the State for services rendered in relation to its role as EPC contractor for the WCCF. For the three and six months ended June 30, 2004, MGE Construct received $0.7 million and $1.4 million, respectively, for these services. During the six months ended June 30, 2005, MGE Power West Campus recognized $0.2 million in nonregulated revenues for the recognition of a pro-ratable share of the carrying costs related to the facility. See Footnote 10 of the Notes to the condensed consolidated financial statements for further discussion.

Other operations and maintenance expense decreased $0.1 million for the three months ended June 30, 2005, compared to same period in the prior year. This decrease is primarily related to lower administrative and general expenses. Other operations and maintenance expense remained consistent for the six months ended June 30, 2005, compared to the same period in the prior year.

Depreciation expense

Depreciation expense increased $1.3 million and $1.8 million for the three and six months ended June 30, 2005, compared to the same periods in the prior year. These increases are due to an increase in electric and gas plant assets. For instance, during the second quarter of 2005, WCCF was put into service and MGE began depreciating the asset. For the six months ended June 30, 2005, electric depreciation expense was $10.1 million and gas depreciation expense was $3.9 million. This represents a $1.5 million and $0.3 million increase, respectively, in electric and gas depreciation expense from the same period in the prior year.

Other General Taxes - MGE Energy and MGE

The 5.6% increase in other general taxes for MGE Energy for the three and six months ended June 30, 2005, compared to the same periods in the prior year, is due to an increase in MGE's license fee tax. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate of 38.4% for the six months ended June 30, 2005, is comparable to the effective income tax rate for the six months ended June 30, 2004 (38.7%).

Refer to Footnote 9 of the Notes to the condensed consolidated financial statements for discussion of the accounting for the tax deduction for qualified production activities provided by the American Jobs Creation Act of 2004.

Other Nonoperating Income - MGE Energy

Other nonoperating income for the three and six months ended June 30, 2005, decreased $0.1 million and $0.5 million when compared to the same periods in the prior year, respectively. For the three and six months ended June 30, 2005, this is comprised of equity earnings from ATC and other investments, and AFUDC-equity funds.

For the six months ended June 30, 2004, this balance includes $2.0 million in equity earnings from ATC, $0.3 million in AFUDC-equity funds, and $0.6 million from the gain on the sale of assets, offset by $0.2 million in other expenses.

Interest Expense - MGE Energy and MGE

For the three and six months ended June 30, 2005, interest expense decreased $0.5 million and $0.4 million, respectively, when compared to the same periods in the prior year. These decreases are a result of lower levels of short-term debt for much of the period, offset by a higher average interest rate on variable rate debt.

Minority Interest, Net of Tax

For the three and six months ended June 30, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.4 million, net of tax, for its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

As a result of a FERC order, there will be a change, effective April 1, 2006, to the Company's contractual obligations under the outstanding transmission contracts. See "Purchased Power Contracts" under Footnote 13 of the Notes to the condensed consolidated financial statements for further discussion.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2005. Further discussion of the contractual obligations and commercial commitments is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2004.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the six months ended June 30, 2005 and 2004, respectively:

	MGE Energy		MGE
(In thousands)	2005	2004	2005	2004
Cash provided by/(used for):
Operating activities	$ 46,747	$ 54,932	$ 40,548	$ 48,578
Investing activities	(20,088)	(52,267)	(19,900)	(52,879)
Financing activities	(26,262)	(1,795)	(20,017)	4,693

Cash Provided by Operating Activities

Cash provided by MGE Energy's operating activities decreased $8.2 million, or 14.9%, for the first six months of 2005, compared to the same period last year. Current assets decreased $17.5 million during the six months ended June 30, 2005, primarily due to decreases in prepayments of $4.7 million, receivables of $4.0 million, and unbilled revenues of $9.0 million. Offsetting these decreases were increases in materials and supplies and other receivables. For the six months ended June 30, 2005, current liabilities decreased $2.5 million primarily due to decreases in accounts payable and other current liabilities, offset by an increase in accrued taxes and interest.

During the six months ended June 30, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts were deferred on MGE's balance sheet. These amounts are being recognized on a pro-rata basis over the 2005 lease year. At June 30, 2005, $2.5 million was collected from ratepayers and included in operating activities.

Also included in the operating section of MGE's cash flow statement is $1.4 million in minority interest, net of tax. As of June 30, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.4 million in net income from its interest in MGE Power West Campus.

Cash Used for Investing Activities

Cash used for MGE Energy's investing activities decreased $32.2 million, or 61.6%, for the six months ended June 30, 2005, compared to the same period in the prior year. In March 2005, MGE collected $13.0 million from ATC for funds previously advanced to ATC in conjunction with the WCCF project. During the six months ended June 30, 2004, MGE had advanced ATC $2.0 million in conjunction with the WCCF project. There was a $1.6 million decrease in the amount of capital contributions made for the six months ended June 30, 2005, when compared to the same period in the prior year. This represents a $1.8 million decrease in the capital contributions made to ATC, offset by a $0.2 million increase in the capital contributions made to other investments. Additionally, capital expenditures decreased $16.4 million between the aforementioned periods. These decreases were offset by a decrease in cash provided by the sale of property ($0.6 million) and a decrease in cash provided by other investing activities ($0.2 million).

Cash used for MGE's investing activities decreased $33.0 million, or 62.4%, for the six months ended June 30, 2005, compared to the same period in the prior year. As mentioned above, in March 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with WCCF. Capital contributions made to ATC also decreased by $1.8 million for the period ended June 30, 2005, when compared to the same period in the prior year. Capital expenditures for the six months ended June 30, 2005, decreased $16.4 million when compared to the same period in the prior year. These decreases were offset by a decrease in the cash provided by other investing activities.

Cash Provided by Financing and Capital Resources

Cash used for MGE Energy's financing activities increased $24.5 million for the six months ended June 30, 2005, compared to the same period in the prior year primarily due to the net repayment of $13.2 million of short-term debt. Cash received as a repayment of the ATC advance (discussed above) was used to repay some of the outstanding short-term debt obligations. Cash dividends increased $1.4 million as the number of shares outstanding increased and the quarterly dividend increased from $0.338 for the three months ended March 31 and June 30, 2004, to $0.342 for the three months ended March 31 and June 30, 2005, respectively. Proceeds from the issuance of common stock decreased $11.3 million during the first six months of 2005, when compared to the same period last year. During the six months ended June 30, 2005, no shares were issued under the BOCM Agreement. Additionally, as of March 2005, shares to satisfy the Stock Plan were purchased on the open market, rather than new shares being issued. The aforementioned change resulted in a $0.3 million balance for the purchase of treasury stock. Cash used for other financing activities was $1.1 million for the six months ended June 30, 2005.

Cash used for MGE's financing activities increased $24.7 million for the six months ended June 30, 2005, compared to the same period last year. This increase is primarily due to the net repayment of short-term debt of $10.4 million. Cash dividends to the parent increased $0.5 million. Cash dividends from MGE to MGE Energy for the six months ended June 30, 2005, were $12.9 million, an increase of $0.5 million as compared to the same period during 2004. No equity contributions from the parent were received by MGE for the six months ended June 30, 2005. However, $4.4 million in equity contributions were received by MGE Power West Campus, which amounts are reflected as minority interest on the MGE consolidated balance sheet. Affiliate financing of WCCF decreased $1.0 million. For the six months ended June 30, 2005, MGE Power West Campus had made $0.6 million in repayments of affiliate financing, net. Cash used for other financing activities increased $0.5 million.

On March 29, 2005, MGE's $10 million line of credit expired. Bank lines of credit available to MGE and MGE Energy as of June 30, 2005, were $45 million and $105 million, respectively.

Capitalization Ratios

MGE Energy's capitalization ratios as of June 30, 2005, and December 31, 2004 were as follows:

	MGE Energy
	June 30, 2005	Dec. 31, 2004
Common shareholders' equity	58.3%	56.9%
Long-term debt	34.8%	34.1%
Short-term debt	6.9%	9.0%

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity is primarily affected by their capital requirements. During the six months ended June 30, 2005, capital expenditures for MGE Energy and MGE totaled $33.5 million, which included $10.8 million of capital expenditures for WCCF and $22.7 million of capital expenditures for utility operations.

As of June 30, 2005, MGE Energy's and MGE's remaining capital commitments related to WCCF are estimated to be $5.9 million. Of that amount, $4.0 million has been incurred as of June 30, 2005, and has been accrued on MGE Energy and MGE's condensed consolidated balance sheets and reflected in the Property, Plant, and Equipment balance.

MGE Energy anticipates that total 2005 capital expenditures will be approximately $60.1 million. MGE uses its internally generated funds and short-term debt to satisfy a majority of its capital requirements. Internally generated funds exceeded the funds used for construction during this year's first quarter. For larger capital investments, MGE would expect to finance these with additional long-term debt and capital contributions from MGE Energy.

During 2005, ATC solicited its investors for a 2005 voluntary capital contribution. In response to this request, MGE intends to make an estimated $1.4 million voluntary capital contribution in the fourth quarter of 2005. ATC, at its discretion, may ask for additional voluntary contributions for 2006. These amounts are not known at this time.

The following table shows MGE's current credit ratings. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA AA- A1+	Aa2 Aa3 P1

MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings are subject to default or prepayment due to downgrading of securities' ratings, although MGE's future interest expense may be affected by a change in those ratings.

WCCF

The cost to construct WCCF was expected to be approximately $183.4 million in total, of which MGE Power West Campus' portion is approximately $104.7 million. MGE Construct billed the State monthly for its share of the cost of WCCF in accordance with the EPC Agreement. As of June 30, 2005, MGE Power West Campus incurred $102.4 million (excluding capitalized interest) of costs on the project, which is reflected in Property, Plant, and Equipment on MGE Energy's and MGE's consolidated balance sheets. During the six months ended June 30, 2005, MGE Construct received a service fee of $1.3 million (pretax) from the State in relation to its role as EPC contractor for WCCF. The total fee of $5.0 million was recognized as services were rendered and was collected over a 22-month period. As of June 30, 2005, MGE Construct had recognized the entire $5.0 million in accordance with the EPC Agreement.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West campus during construction of the facility. MGE is collecting these costs in rates over a period of ten years. Of these costs, $4.1 million relate to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period for recovery in rates. As of June 30, 2005, $0.2 million had been recognized as revenue.

During the six months ended June 30, 2005, MGE began recovering in electric rates the costs associated with the lease payments for the West Campus Cogeneration plant. These amounts have been deferred on MGE and MGE Energy's consolidated balance sheets. At June 30, 2005, $2.5 million related to these collections were reflected as regulatory liabilities on MGE and MGE Energy's consolidated balance sheets. These amounts will be reflected as revenues ratably over the period from the date of commercial operation through December 31, 2005. As of June 30, 2005, $0.8 million of these fees have been recognized.

MGE Energy, MGE Power West Campus, and MGE Construct have contractually assumed certain risks related to the construction of WCCF. In the EPC Agreement, MGE Power West Campus is responsible for cost overruns and MGE Construct is responsible for the construction process of the entire facility, paying liquidated damages relating to failure to achieve specified completion data guarantees and/or acceptance test capacity guarantees. As of June 30, 2005, MGE Construct achieved mechanical completion prior to the guaranteed completion date for the electric, steam and chilled water portion of the facility. Also, the acceptance test guarantee was met for the electric portion of the facility. No liquidated damages were required to be paid for these completed guarantees. MGE Energy is the guarantor of MGE Construct's obligations under the EPC Agreement.

Power the Future Generation

On February 23, 2001, MGE secured an option to own a portion of the advance technology, coal-fired base-load generation facilities proposed in We Energies' Power the Future Plan. Pursuant to an amended agreement reached on January 31, 2003. MGE has the option to acquire an undivided 8.33% (16.66% under certain conditions) ownership interest in each of the proposed coal plants or up to approximately 50 MW per unit. If the options on Units 1 and 2 are exercised, MGE Energy's share of capital costs for an 8.33% ownership interest in both units would be approximately $190 million.

The PSCW issued an order in November, 2003, approving We Energies' request for a CPCN for the two units. On November 29, 2004, the Dane County Circuit Court ruled on several lawsuits which challenged the PSCW's order authorizing We Energies to build these facilities on the site of their existing Oak Creek Power Plant. The Dane County Circuit Court vacated the PSCW order and remanded the order back to the PSCW for additional proceedings.

On June 28, 2005, the Supreme Court of Wisconsin reversed the Dane County Circuit Court's decision and upheld the PSCW's order in all respects. The CPCN granted by the PSCW was reinstated and is in full force and effect.

We have been informed by We Energies that they have received all the permits necessary to commence construction of the new units. Certain of these permits, however, continue to be contested, but remain in effect unless and until overturned by a reviewing body. Construction on this facility has begun.

On July 15, 2005, MGE Power Elm Road, LLC, received a notice to proceed from We Energies in conjunction with the Power the Future Generation Plan. MGE Power Elm Road, LLC, has 80 days from the receipt of the Notice to exercise its option to acquire an ownership interest in the proposed coal plants and has 40 days from that date to close the acquisition.

New Accounting Principles

See Footnote 9 of the Notes to the condensed consolidated financial statements for a discussion of new accounting pronouncements.

Regulatory Issues - Transmission

On April 1, 2005, the Midwest ISO implemented its bid-based energy market. Midwest ISO, a FERC approved RTO, is required to provide real-time energy services and a market-based mechanism for congestion management. This market-based platform for valuing transmission congestion is premised upon the LMP system that has been implemented in other states.

MGE received FTRs through the Midwest ISO allocation process. The Midwest ISO has also made available additional FTRs through an auction-based system run by the Midwest ISO. See Footnote 15 of the Notes to the condensed consolidated financial statements for further discussion.

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

Credit Risks - Counterparty

Credit risk is the loss that may result from counterparty nonperformance. MGE Energy, through MGE, is exposed to credit risk primarily through its merchant energy business. MGE uses credit policies to manage its credit risk, which include utilizing an established credit approval process, monitoring counterparty limits, employing credit mitigation measures such as collateral or prepayment arrangements, and using netting agreements.

Item 4. Controls and Procedures.

MGE Energy

During the second quarter of 2005, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2005, these officers concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2005, internal controls over financial reporting were implemented or modified in conjunction with MGE's participation in the MISO Day 2 Market. These internal controls primarily relate to revenue and cost recognition associated with power sales and purchases.

On April 26, 2005, WCCF's electric facilities began generating electricity. Additionally, on April 26, 2005, the lease arrangement between MGE and MGE Power West Campus commenced. Internal controls over financial reporting were implemented or modified in conjunction with these events.

MGE

During the second quarter of 2005, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2005, these officers concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2005, certain internal controls over financial reporting were implemented or modified in conjunction with MGE's participation in the MISO Day 2 Market. These internal controls primarily relate to revenue and cost recognition associated with power sales and purchases.

On April 26, 2005, WCCF's electric facilities began generating electricity. Additionally, on April 26, 2005, the lease arrangement between MGE and MGE Power West Campus commenced. Certain internal controls over financial reporting were implemented or modified in conjunction with these events.

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

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy's Annual Meeting of Shareholders was held on May 10, 2005, in Middleton, Wisconsin. Listed below are the nominees for Class I Directors and the results of the voting.

	Class I Directors - Term Expires in 2008
	Regina M. Millner	Donna K. Sollenberger
For Votes	16,437,901	16,429,949
Withhold Authority	213,060	221,012
Shares not Voted	3,803,535	3,803,535

No votes were cast for any other nominee. The directors continuing in office are:

Class II Directors - Term Expires in 2006	Class III Directors - Term Expires in 2007
H. Lee Swanson	Richard E. Blaney
John R. Nevin	Frederic E. Mohs
Gary J. Wolter	F. Curtis Hastings

Shareholders ratified the selection of PriceWaterhouseCoopers LLP as our independent registered public accounting firm for 2005. With respect to the ratification of the selection of PriceWaterhouseCoopers LLP to act as our independent registered public accounting firm shareholders voted:

Voted	Shares
For	16,305,375
Against	161,408
Abstained	184,178
Shares not Voted	3,803,535
Total	20,454,496

Item 6. Exhibits.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed by the following officers for the following companies:

31.1 Filed by Gary J. Wolter for MGE Energy, Inc.
31.2 Filed by Terry A. Hanson for MGE Energy, Inc.
31.3 Filed by Gary J. Wolter for Madison Gas and Electric Company
31.4 Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: August 9, 2005	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 9, 2005	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: August 9, 2005	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 9, 2005	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)