Form 10-Q
period 2006-09-30
MADISON GAS & ELECTRIC CO
filed 2006-11-07
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2006

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to such reports) and (2) have been subject to such filing requirements for the past 90 days: Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. and Madison Gas and Electric Company:  Yes [   ]  No [X]

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2006
MGE Energy, Inc.	Common stock, $1.00 par value, 20,670,572 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Item 1A. Risk Factors.

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2005 Annual Report on Form 10-K: ITEM 1A. Risk Factors and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
Alliant	Alliant Energy Corporation
AMR	automated meter reading
ANR	ANR Pipeline Company
APB	Accounting Principles Board
APBO	Accumulated Pension Benefit Obligation
ARB	Accounting Research Bulletin
ARC	Asset Retirement Cost
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
Blount	Blount Station
CO2	carbon dioxide
Columbia	Columbia Energy Center
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corp.
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CPCN	Certificate of Public Convenience and Necessity
CUB	Citizens Utility Board
CWDC	Central Wisconsin Development Corporation
DNR	Wisconsin Department of Natural Resources
Dth	dekatherms
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
interconnection agreement	Generation-Transmission Interconnection Agreement
Kewaunee	Kewaunee Nuclear Power Plant
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London Inter Bank Offer Rate
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MAIN	Mid-America Interconnected Network, Inc.
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MRO	Midwest Reliability Organization
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq National Stock Market
NNG	Northern Natural Gas Company
NOx	nitrogen oxide
NOx SIP Call	Nitrogen oxide State Implementation Plan (federal rule 40 CFR Part 96, commonly known as the NOx SIP Call)
NYMEX	New York Mercantile Exchange
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	sulfur dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
Super Critical	Super Critical, LLC
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company
WIEG	Wisconsin Industrial Energy Group
Working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Regulated utility operations	$109,795	$114,173	$366,256	$352,148
Nonregulated operations	834	226	2,679	1,627
Total Revenues	110,629	114,399	368,935	353,775

Expenses:
Fuel for electric generation	15,521	23,281	35,908	47,629
Purchased power	21,137	22,041	61,819	60,961
Natural gas purchased	8,815	11,149	85,938	81,900
Other operations and maintenance	30,699	28,488	92,854	87,234
Depreciation and amortization	7,888	7,538	23,413	21,571
Other general taxes	3,811	3,328	11,547	10,102
Total Operating Expenses	87,871	95,825	311,479	309,397
Operating Income	22,758	18,574	57,456	44,378

Other income	1,625	1,281	4,662	3,706
Interest expense	(3,532)	(3,525)	(11,230)	(9,571)
Income before income taxes	20,851	16,330	50,888	38,513
Income tax provision	(8,148)	(6,431)	(19,618)	(14,957)
Net Income	$ 12,703	$ 9,899	$ 31,270	$ 23,556

Earnings per Share of Common Stock (basic and diluted)	$0.62	$0.48	$1.53	$1.15

Dividends paid per share of common stock	$0.348	$0.345	$1.038	$1.029

Average Shares Outstanding (basic and diluted)	20,575	20,438	20,499	20,433

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$31,270	$23,556
Items not affecting cash:
Depreciation and amortization	23,413	21,571
Deferred income taxes	(4,220)	2,991
Amortization of investment tax credits	(324)	(345)
Employee benefit plan costs	8,585	7,548
Equity in earnings in ATC	(3,953)	(3,621)
Provision for doubtful accounts	2,701	1,358
Amortization of debt issuance costs and bond expense	459	370
Reserve for fuel credit/refund	10,402	-
Other items	207	531
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
(Increase) in other current assets	(31)	(10,742)
Decrease in receivables	18,420	3,152
Decrease in unbilled revenues	13,720	10,417
Decrease in retainage receivable	2,425	2,500
Increase (decrease) in other current liabilities	136	(1,884)
(Decrease) increase in accounts payable	(19,465)	905
Increase in accrued tax and interest	8,873	5,697
Recovery of lease payment	-	1,264
Other noncurrent items, net	(291)	(2,905)
Cash Provided by Operating Activities	92,327	62,363
Investing Activities:
Capital expenditures	(60,014)	(49,227)
Capital contributions in ATC and other investments	(2,050)	(262)
Dividend income from ATC	3,009	2,656
Payment from ATC related to WCCF	-	12,964
Advance to WEPCO for ATC work	(572)	-
Change in restricted cash	(3,410)	806
Other	(140)	(101)
Cash Used for Investing Activities	(63,177)	(33,164)
Financing Activities:
Issuance of common stock, net	6,253	2,260
Issuance (purchase) of treasury stock	119	(197)
Cash dividends paid on common stock	(21,279)	(21,009)
Decrease in short-term debt, net	(15,500)	(10,925)
Cash Used for Financing Activities	(30,407)	(29,871)
Change in Cash and Cash Equivalents	(1,257)	(672)
Cash and cash equivalents at beginning of period	3,331	3,561
Cash and cash equivalents at end of period	$ 2,074	$ 2,889
Noncash investing activities
Increase (decrease) in accruals for capital expenditures	$ 7,871	$ (3,938)

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc.

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

	Sept. 30, 2006	Dec. 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 2,074	$ 3,331
Restricted cash	5,966	2,556
Accounts receivable, less reserves of $3,571 and $2,734, respectively	28,151	49,272
Other accounts receivable, less reserves of $97 and $93, respectively	2,705	9,079
Unbilled revenues	16,712	30,432
Materials and supplies, at lower of average cost or market	15,184	15,326
Fossil fuel	7,133	5,501
Stored natural gas, at lower of average cost or market	30,725	27,983
Prepaid taxes	9,946	12,436
Other prepayments	7,227	4,989
Total Current Assets	125,823	160,905
Other long-term accounts receivables	4,542	3,969
Special billing projects	1,917	1,786
Regulatory assets	37,564	34,024
Deferred charges	9,565	11,120
Property, Plant, and Equipment, Net	624,826	611,419
Construction work in progress	88,012	56,238
Total Property, Plant, and Equipment	712,838	667,657
Other Property and Investments	40,628	37,446
Total Assets	$932,877	$916,907

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$15,000	$ -
Short-term debt	67,000	82,500
Accounts payable	37,908	49,502
Accrued interest and taxes	7,169	3,328
Deferred income taxes	5,536	4,061
Regulatory liability for fuel credit/refund	10,402	-
Other current liabilities	13,725	13,589
Total Current Liabilities	156,740	152,980
Other Credits:
Deferred income taxes	99,139	99,329
Investment tax credit - deferred	3,605	3,929
Regulatory liabilities	21,317	21,748
Accrued pension and other postretirement benefits	61,028	55,504
Other deferred liabilities	23,115	17,222
Total Other Credits	208,204	197,732
Capitalization:
Common stockholders' equity	360,581	343,883
Long-term debt	207,352	222,312
Total Capitalization	567,933	566,195
Commitments and contingencies (see Footnote 14)	-	-
Total Liabilities and Capitalization	$932,877	$ 916,907

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues:
Regulated electric revenues	$ 93,101	$ 95,181	$241,095	$232,698
Regulated gas revenues	16,694	18,992	125,161	119,450
Nonregulated revenues	834	226	2,679	377
Total Operating Revenues	110,629	114,399	368,935	352,525

Operating Expenses:
Fuel for electric generation	15,521	23,281	35,908	47,629
Purchased power	21,137	22,041	61,819	60,961
Natural gas purchased	8,815	11,149	85,938	81,900
Other operations and maintenance	30,549	28,603	92,464	87,108
Depreciation and amortization	7,888	7,538	23,413	21,571
Other general taxes	3,810	3,327	11,546	10,101
Income tax provision	7,417	5,310	17,575	12,515
Total Operating Expenses	95,137	101,249	328,663	321,785
Net Operating Income	15,492	13,150	40,272	30,740

Other Income and Deductions:
AFUDC - equity funds	118	102	329	321
Equity earnings in ATC	1,340	1,274	3,953	3,621
Income tax provision	(665)	(1,072)	(1,982)	(1,985)
Other income/(deductions)	166	(96)	376	(241)
Total Other Income and Deductions	959	208	2,676	1,716
Income before interest expense	16,451	13,358	42,948	32,456

Interest Expense:
Interest on long-term debt	3,489	2,997	10,530	8,743
Other interest	404	573	1,418	953
AFUDC - borrowed funds	(51)	(40)	(140)	(124)
Net Interest Expense	3,842	3,530	11,808	9,572
Net Income before minority interest	$ 12,609	$ 9,828	$ 31,140	$ 22,884
Minority interest, net of tax	(2,352)	(2,050)	(7,247)	(3,440)
Net Income	$ 10,257	$ 7,778	$ 23,893	$ 19,444

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$23,893	$19,444
Items not affecting cash:
Depreciation and amortization	23,413	21,571
Deferred income taxes	(4,224)	2,987
Amortization of investment tax credits	(324)	(345)
Amortization of debt issuance costs and bond expense	459	370
Provision for doubtful accounts	2,701	1,358
AFUDC - equity funds	(329)	(321)
Employee benefit plan costs	8,585	7,548
Equity in earnings of ATC	(3,953)	(3,621)
Minority interest, net of tax	7,247	3,440
Reserve for fuel credit/refund	10,402	-
Other items	536	852
Changes in working capital, excluding cash equivalents, current long-term debt maturities, and short-term debt:
(Increase) in other current assets	(2,340)	(6,827)
Decrease (increase) in receivables	18,452	(3,005)
Decrease in unbilled revenues	13,720	10,417
Increase (decrease) in other current liabilities	179	(1,156)
(Decrease) in accounts payable	(18,663)	(474)
Increase in accrued tax and interest	9,879	7,692
Recovery of lease payment	-	1,264
Other noncurrent items, net	(378)	(2,919)
Cash Provided by Operating Activities	89,255	58,275
Investing Activities:
Capital expenditures	(60,014)	(49,227)
Capital contributions in ATC and other investments	(1,916)	(50)
Payment from ATC related to WCCF	-	12,964
Dividend income from ATC and other investments	3,009	2,686
AFUDC - borrowed funds	(140)	(131)
Advance to WEPCO for ATC work	(572)	-
Change in restricted cash	(3,410)	806
Cash Used for Investing Activities	(63,043)	(32,952)
Financing Activities:
Cash dividends paid to parent	(12,996)	(19,343)
Cash dividend paid to parent from WCCF	(7,260)	(10,344)
Affiliate financing of MGE Power Elm Road or MGE Power West Campus	7,778	-
Equity contribution received by MGE Power West Campus	365	8,861
Equity contributions received by MGE Transco and MGE Power Elm Road	11,916	-
Decrease in short-term debt	(26,000)	(4,675)
Other	(261)	11
Cash Used for Financing Activities	(26,458)	(25,490)
Change in Cash and Cash Equivalents	(246)	(167)
Cash and cash equivalents at beginning of period	822	970
Cash and cash equivalents at end of period	$ 576	$ 803
Noncash investing activities:
Increase (decrease) in accruals for capital expenditures	$ 7,871	$(3,938)

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

Madison Gas and Electric Company

Condensed Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	Sept. 30, 2006	Dec. 31, 2005
Utility Plant (At Original Cost, in Service):
Electric	$ 674,829	$ 646,444
Gas	257,219	251,555
Nonregulated	108,211	108,372
Gross plant in service	1,040,259	1,006,371
Less accumulated provision for depreciation	(415,564)	(394,925)
Net plant in service	624,695	611,446
Construction work in progress	88,012	56,238
Total Utility Plant	712,707	667,684
Other property and investments	1,154	988
Investment in ATC	38,099	35,239
Total Other Property and Investments	39,253	36,227
Current Assets:
Cash and cash equivalents	576	822
Restricted cash	5,966	2,556
Accounts receivable, less reserves of $3,571 and $2,734, respectively	28,151	49,230
Affiliate receivables	6,302	6,376
Other receivables, less reserves of $97 and $93, respectively	2,581	4,596
Unbilled revenues	16,712	30,432
Materials and supplies, at lower of average cost or market	15,184	15,326
Fossil fuel	7,133	5,501
Stored natural gas, at lower of average cost or market	30,725	27,983
Prepaid taxes	9,275	11,380
Other prepayments	7,187	4,959
Total Current Assets	129,792	159,161
Other long-term accounts receivable	4,542	3,969
Special billing projects	1,917	1,786
Regulatory assets	37,564	34,024
Other deferred charges	9,425	10,945
Total Assets	$ 935,200	$ 913,796
CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$ 299,058	$ 287,966
Minority interest	55,773	43,766
Long-term debt	207,352	222,312
Total Capitalization	562,183	554,044
Current Liabilities:
Long-term debt due within one year	15,000	-
Short-term debt - commercial paper	40,000	66,000
Accounts payable	37,585	48,398
Affiliate payables	30	9
Accrued interest and taxes	9,166	4,319
Accrued payroll related items	6,598	5,953
Deferred income taxes	5,540	4,069
Regulatory liability for fuel credit/refund	10,402	-
Other current liabilities	7,050	7,516
Total Current Liabilities	131,371	136,264
Other Credits:
Deferred income taxes	99,362	99,645
Investment tax credit - deferred	3,605	3,929
Regulatory liabilities	21,317	21,748
Accrued pension and other postretirement benefits	61,028	55,504
Affiliate payable long-term	33,219	25,441
Other deferred liabilities	23,115	17,221
Total Other Credits	241,646	223,488
Commitments and contingencies (see Footnote 14)	-	-
Total Capitalization and Liabilities	$ 935,200	$ 913,796

The accompanying notes are an integral part of the above unaudited condensed consolidated financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2006

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying condensed consolidated financial statements as of September 30, 2006, and for the three and nine months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2005, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 59 through 109 of the 2005 Form 10-K.

2.

Principles of Consolidation - MGE Energy and MGE.

On August 12, 2002, MGE Energy became the holding company for MGE as the result of completing an exchange of shares of MGE Energy common stock for shares of MGE common stock. The MGE Energy financial statements reflect this transaction for all periods presented.

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE constitutes a substantial portion of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future. MGE is the majority owner of MGE Transco which is a nonregulated entity formed to hold and manage the investment in ATC.

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road. MGE Power and its subsidiaries are part of our nonregulated energy operations, which were formed to construct, own, and lease new electric generation projects.

In 2003, MGE began consolidating the financial statements of subsidiaries in which it has a controlling financial interest, pursuant to the requirements of FIN 46R. In accordance with these provisions, MGE has consolidated MGE Power West Campus and MGE Power Elm Road. See Footnotes 3, 9, and 10 to the Consolidated Financial Statements for more discussion of these entities.

All significant intercompany accounts and transactions have been eliminated in consolidation.

3.

Variable Interest Entities - MGE.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN 46R. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46R was effective on December 31, 2003, for interests in entities that were previously considered special-purpose entities under then existing authoritative guidance.

a.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods due to the adoption of FIN 46R. MGE Power West Campus was created for the purpose of owning and leasing new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE has also contracted to operate the WCCF during the term of the lease. As a result of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE has therefore concluded that MGE Power West Campus is a VIE under FIN 46R and MGE is the primary beneficiary.

b.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE due to the application of FIN 46R. MGE Power Elm Road was created for the purpose of owning new generating assets. MGE Power Elm Road's sole principal assets are an 8.33% undivided ownership interest in two coal-fired generating plants being constructed in Oak Creek, Wisconsin, which will be leased to MGE for the benefit of its customers. As a result of this contractual relationship, MGE will absorb a majority of the expected losses, residual value, or both, associated with MGE Power Elm Road's ownership interest in these plants. MGE has therefore concluded that MGE Power Elm Road is a VIE under FIN 46R and MGE is the primary beneficiary.

c.

Shared Savings Program.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 88.8% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." The entities constituting the remaining balance are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE continues to attempt to obtain information from these entities in order to determine whether they should be consolidated by MGE.

4.

Minority Interest - MGE.

a.

MGE Power West Campus.

MGE Power West Campus is owned indirectly by MGE Energy (see Footnotes 2 and 3). MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of September 30, 2006, and September 30, 2005, MGE Power had invested (net of dividends) $30.0 million and $38.9 million in MGE Power West Campus, respectively. For the nine months ended September 30, 2006, and September 30, 2005, MGE Power had earned $5.8 million and $3.4 million, net of tax, respectively, from its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

MGE Transco.

On October 28, 2005, MGE Transco was formed. On that date, MGE transferred its investment in ATC to MGE Transco in exchange for an ownership interest in MGE Transco. As of September 30, 2006, MGE Energy has contributed a total of $3.0 million (net of dividends) to MGE Transco. At September 30, 2006, MGE is the majority owner and MGE Energy is the minority owner of this entity. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest. For the nine months ended September 30, 2006, MGE Energy had earned $0.3 million, net of tax, from its interest in MGE Transco. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

MGE Power Elm Road is owned indirectly by MGE Energy (see Footnotes 2 and 3). MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest. As of September 30, 2006, MGE Power had invested $10.0 million in MGE Elm Road. For the nine months ended September 30, 2006, MGE Power had earned $1.1 million, net of tax, from its interest in MGE Power Elm Road. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

5.

Equity and Financing Arrangements - MGE Energy and MGE.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales are covered by a shelf registration statement that MGE Energy filed with the SEC. During the period from March 2005 to early June 2006, MGE Energy generally purchased shares in the open market for sales to Stock Plan participants. In June 2006, MGE Energy switched from purchasing shares on the open market to issuing new shares of its common stock through the Stock Plan.

For the nine months ended September 30, 2006, MGE Energy issued 198,528 new shares of common stock under the Stock Plan for net proceeds of $6.3 million. For the nine months ended September 30, 2005, MGE Energy issued 64,877 new shares of common stock under the Stock Plan for net proceeds of $2.3 million.

At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. The cost basis of these shares was shown at December 31, 2005, as a reduction to stockholders' equity on the MGE Energy condensed consolidated financial statements. During the nine months ended September 30, 2006, these shares were distributed to participants of the Stock Plan and the aforementioned $0.1 million reduction to stockholders' equity was reversed. No treasury stock was held by MGE Energy as of September 30, 2006.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that are authorized but unissued at September 30, 2006.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

d.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at September 30, 2006, includes the unrealized gains and losses on available-for-sale securities and certain hedging transactions. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2005, to September 30, 2006, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2005	$195	$(21)
Change in unrealized gain on available for sale securities, net of tax expense of $126 and $32, respectively	188	48
Change in unrealized gain on cash flow hedges, net of tax expense of $99	147	147
Balance, September 30, 2006	$530	$174

e.

Credit Facilities - MGE Energy and MGE.

On September 29, 2006, MGE entered into a $20 million unsecured line of credit with JPMorgan Chase Bank N.A. The line of credit is evidenced by a note that expires on March 31, 2007. This facility carries an interest rate based on the London interbank offered rate (LIBOR) plus an applicable margin of 0.40% per annum. Interest is payable monthly on the outstanding principal balance, commencing on October 31, 2006. The line of credit will be used as a backup facility to MGE's commercial paper program. As of September 30, 2006, no borrowings are outstanding under this facility. Borrowings may be made and repaid at any time during the term of the note and must be repaid upon the earlier of the maturity of the note or the occurrence of an event of default. Events of default include failures to pay scheduled principal or interest and certain bankruptcy-related events, in each case subject to applicable cure periods.

6.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
MGE Energy	2006	2005	2006	2005
Net income	$12,703	$9,899	$31,270	$23,556
Unrealized gain/(loss) on cash flow hedges, net of tax of ($46 and $-, $99 and $-)	(69)	-	147	-
Unrealized gain/(loss) on available-for-sale securities, net of tax ($94 and $76, $126 and $212)	140	114	188	(317)
Total comprehensive income	$12,774	$10,013	$31,605	$23,239

MGE
Net income	$10,257	$7,778	$23,893	$19,444
Unrealized gain/(loss) on cash flow hedges, net of tax of ($46 and $-, $99 and $-)	(69)	-	147	-
Unrealized gain/(loss) on available-for-sale securities, net of tax ($18 and $10, $32 and $37)	27	15	48	(55)
Total comprehensive income	$10,215	$7,793	$24,088	$19,389

7.

Investments - MGE Energy and MGE.

a.

Available for Sale Securities and Other Investments.

At September 30, 2006, MGE and MGE Energy held $0.8 million and $2.2 million of available for sale securities, respectively. These securities represent publicly traded securities and private equity investments in common stock of companies in various industries. MGE and MGE Energy account for these investments in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. During the nine months ended September 30, 2006, MGE recorded a $0.1 million investment impairment charge. This charge represents an other-than-temporary decline in the market value of a publicly traded security.

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy. See Footnote 4 for further discussion of MGE Transco.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for this investment under the equity method of accounting. For the nine months ended September 30, 2006 and 2005, MGE and MGE Transco recorded equity earnings from the investment in ATC of $4.0 million (pretax) and $3.6 million (pretax), respectively. Dividend income received from ATC was $3.0 million for the nine months ended September 30, 2006, compared to $2.7 million for the nine months ended September 30, 2005. MGE Transco made capital contributions to ATC of $1.9 million for the nine months ended September 30, 2006. No capital contributions were made during the nine months ended September 30, 2005.

On July 27, 2006, a contractual arrangement was consummated that transfers the title of approximately $1.5 million in transmission assets to ATC. In exchange, MGE will receive 50% in cash consideration and 50% in an investment in ATC. This transfer is subject to PSCW approval.

ATC's summarized financial data for the nine months ended September 30, 2006 and 2005, is as follows:

(In thousands)
Income statement data for the nine months ended September 30,	2006	2005
Operating revenues	$246,969	$218,205
Operating expenses	(131,097)	(124,766)
Other income	1,887	2,628
Interest expense, net	(30,017)	(26,373)
Net Income	$ 87,742	$ 69,694

MGE and MGE Energy's equity earnings in ATC	$ 3,953	$ 3,621

8.

Taxes - MGE Energy and MGE.

In December 2004, the FASB issued FSP No. 109-1, Application of FASB Statement No. 109, 'Application for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP FAS 109-1). The American Jobs Creation Act of 2004 (Act), signed into law on October 22, 2004, provided, generally, for a tax deduction, effective for taxable years beginning after December 31, 2004, for domestic manufacturing activities of up to 9% (when fully phased-in) of the lesser of "qualified production activities income," as defined in the Act, or taxable income. FSP No. 109-1 clarified that the tax deduction for domestic manufacturing activities under the Act should be accounted for as a special deduction in accordance with SFAS 109, Accounting for Income Taxes (SFAS 109). MGE estimates its tax deduction for 2006 to be $0.3 million.

9.

West Campus Cogeneration Facility - MGE Energy and MGE.

a.

Construction of the Facility.

MGE Energy, through MGE Power, MGE Power West Campus, and MGE Construct, has built a natural gas-fired cogeneration facility on the UW campus. As of September 30, 2006, MGE Power West Campus had incurred $107.1 million (including capitalized interest) of costs on the project, which is reflected in Plant, Property, and Equipment on MGE Energy and MGE's consolidated balance sheets. MGE Power West Campus estimates an additional $0.7 million in capital expenditures related to water mitigation and laydown area restoration costs. MGE expects that these costs will be expended in the fourth quarter of 2006.

A $5.0 million retainage receivable was recorded by MGE Construct over the construction period of the cogeneration facility. MGE Construct collected $2.5 million of this receivable on August 18, 2005, and $2.4 million on January 5, 2006. The remaining $0.1 million is expected to be collected in the fourth quarter of 2006.

b.

Lease Accounting.

MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. On April 26, 2005, the facility lease between MGE and MGE Power West Campus commenced.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. MGE is collecting these costs in rates over a period of 10 years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period as recovered or as collected. Additionally, MGE Power West Campus records nonregulated revenues related to management, demolition, and removal fees. For the nine months ended September 30, 2006, and September 30, 2005, $0.9 million and $0.4 million, respectively, had been recognized as revenue. The amounts are included in other nonregulated revenues on MGE Energy's and MGE's condensed consolidated statement of income. The difference between MGE's amortization of the costs for rate-making purposes over the ten-year recovery period and the recognition to revenue for the debt portion over 40 years is recorded as a liability on the condensed consolidated balance sheets.

c.

Operating Arrangement.

On April 10, 2005, acceptance testing for the steam and chilled water portion of the facility began. On this date, MGE began allocating charges to the UW based on the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. These allocations are based on formulas outlined in the operating agreement. For the nine months ended September 30, 2006, and September 30, 2005, the State was allocated $2.3 million and $0.4 million, respectively, in fuel and operating costs.

10.

Elm Road - MGE Energy and MGE.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million. At September 30, 2006, MGE Power Elm Road had incurred $45.1 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $2.4 million has not yet been paid and is accrued for at September 30, 2006.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. For the nine months ended September 30, 2006, MGE Power Elm Road recorded $1.3 million in capitalized interest related to the Elm Road project.

On the date of acquisition, MGE Energy and its subsidiaries entered into various agreements, including a facility lease agreement. This facility lease agreement is between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $52.8 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, approximately $18.8 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $34.0 million represents the equity portion and is being recognized over the period allowed for recovery in rates. For the nine months ended September 30, 2006, $2.8 million related to the carrying costs were recovered in rates. Of this amount, $1.0 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $1.8 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy. MGE expects to begin collecting management fees and community impact mitigation costs in rates in 2007.

11.

Worth County Wind-Powered Electric Generating Facility - MGE Energy and MGE.

On September 29, 2006, MGE formalized plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility that will be constructed in Worth County, Iowa. MGE's share will represent 26.5% of a larger wind generation facility known as the Top of Iowa Phase II Wind Power Project. MGE currently estimates that its costs to complete this project will be approximately $57 million and that a majority of these capital expenditures will be made in 2007. At September 30, 2006, MGE had incurred $10.5 million of costs on the project, which is reflected in the construction work in progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Construction of this facility is expected to be completed by December 31, 2007. This project is pending PSCW approval. If approval is granted, MGE will incorporate the costs of this project in rates beginning in 2008.

See Footnote 14 for discussion of the contractual arrangements related to this project.

12.

Asset Retirement Obligations - MGE Energy and MGE.

FIN 47 and SFAS 143

As of December 31, 2005, MGE adopted FIN 47. The adoption of FIN 47 required MGE to update an existing inventory of AROs, originally created for the adoption of SFAS 143, and to determine which, if any, of the conditional AROs could be reasonably estimated. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks.

A conditional ARO of $9.2 million was recorded as of December 31, 2005, by MGE and MGE Energy. Approximately $5.4 million of the conditional ARO liability recorded by MGE had previously been recorded as costs of removal within its regulatory liability balance and, as a result was reclassified from regulatory liabilities to an ARO liability as of December 31, 2005. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at December 31, 2005, as well as the regulatory asset recorded. Had FIN 47 been applied during the years 2004 and 2003, a liability of $8.7 million and $8.3 million would have been recorded, respectively.

As a result of SFAS 71, the transitional guidance in FIN 47 had no impact on MGE or MGE Energy's Consolidated Statement of Income. Instead, MGE recorded regulatory assets of $3.1 million associated with the adoption of FIN 47.

Effective January 1, 2003, MGE applied the provisions of SFAS 143. At this time, MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE and would be removed upon the ultimate end of the lease.

In April 2005, MGE Power West Campus recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with the demolition and removal of the electric generation facilities of the WCCF. Provisions for these demolition and removal costs are included in the facility lease agreement.

MGE also may have asset retirement obligations relating to the removal of various assets, such as certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related agreements.

The following table shows costs as of December 31, 2005, and changes to the asset retirement obligation and accumulated depreciation through September 30, 2006:

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2005	$3,934	$7,882	$11,816	$1,685
Changes through September 30, 2006	-	497	497	79
Balance, September 30, 2006	$3,934	$8,379	$12,313	$1,764

Non-SFAS 143 Costs

Accumulated costs of removal that are non-SFAS 143 obligations are classified within the financial statements as regulatory liabilities. At September 30, 2006, and December 31, 2005, there were $12.9 million and $12.7 million of these costs recorded as regulatory liabilities within the financial statements, respectively. As mentioned above, as a result of the adoption of FIN 47, $5.4 million was reclassified from regulatory liabilities (recorded as non-SFAS 143 costs) to the ARO liability.

13.

Pension and Postretirement Plans - MGE.

MGE maintains qualified and nonqualified pension plans. MGE also provides health care and life insurance benefits for its retired employees. MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years. In September 2006, the FASB issued SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. This pronouncement modifies the accounting and disclosure requirements for pension and other postretirement plans. See Footnote 19 for further discussion of this pronouncement and the related implications to MGE and MGE Energy.

a.

Net Periodic Cost.

The following table presents the components of MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2006 and 2005. A portion of the net periodic benefit cost is capitalized within the Condensed Consolidated Balance Sheets.

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$1,135	$988	$3,396	$2,965
Interest cost	2,165	1,835	6,483	5,506
Expected return on assets	(2,321)	(1,966)	(6,949)	(5,899)
Amortization of:
Transition obligation	61	52	183	156
Prior service cost	95	81	285	242
Actuarial gain	325	270	974	809
Net periodic benefit cost	$1,460	$1,260	$4,372	$3,779

	Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$474	$444	$1,413	$1,333
Interest cost	760	684	2,266	2,053
Expected return on assets	(246)	(217)	(733)	(651)
Amortization of:
Transition obligation	108	95	322	286
Prior service cost	56	49	166	147
Actuarial gain	173	162	516	484
Net periodic benefit cost	$1,325	$1,217	$3,950	$3,652

During the nine months ended September 30, 2006, a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits had occurred. To account for this curtailment, MGE and MGE Energy recorded a $0.2 million increase to their pension liability during the nine months ended September 30, 2006. MGE expects to be allowed to recover these costs in its rates. As such, this charge was deferred and is reflected as a regulatory asset at September 30, 2006, in the condensed consolidated financial statements of MGE and MGE Energy.

Additionally, on September 21, 2006, certain voluntary termination benefits were awarded to International Brotherhood of Electrical Workers (IBEW) employees who may be impacted by the discontinuance of coal use at Blount. Namely, these employees were offered certain supplemental early retirement benefits. In order to receive these benefits, the affected employees must declare their intent to retire early by no later than December 21, 2006 (for employees age 60 or older) or December 31, 2007 (for employees age less than 60). In accordance with the provisions of SFAS 88, MGE expects to recognize the related liability at the time the employees accept the offer and the amount can be reasonably estimated. As of September 30, 2006, none of the union employees have declared their intent to retire early. As such, no liability has been recorded as of such date.

b.

Expected Cash Flows.

There are no required contributions for the 2006 plan year. However, MGE may elect to make discretionary deductible contributions. Likewise, there were no required contributions for the 2005 plan year. However, MGE elected to make a discretionary deductible contribution of $4.0 million during the nine months ended September 30, 2006, related to the 2005 plan year.

c.

Changes in Postretirement Benefits for New Hires.

MGE employs 261 individuals who are covered by a collective bargaining agreement with Local Union No. 2304 of the IBEW and 105 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union (OPEIU). On May 12, 2006, the OPEIU employees ratified a new three-year labor agreement and on September 21, 2006, the IBEW employees also ratified a new three-year labor agreement. Pursuant to these agreements, the OPEIU and IBEW have agreed to defined contribution pension plans for employees hired after December 31, 2006.

All new nonunion employees hired after December 31, 2006, will also be enrolled in a defined contribution pension plan, rather than the defined benefit pension plan currently in place for existing nonunion employees.

14.

Commitments and Contingencies - MGE Energy and MGE.

a.

Coal and Alternate Fuel Contracts.

MGE has coal supply contracts related to the Blount plant. As of September 30, 2006, total coal commitments related to the Blount plant are estimated to be $9.6 million for 2006. Fuel procurement for MGE's share jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of September 30, 2006, MGE's share of the coal commitments for the Columbia plant are estimated to be $2.6 million in 2006, $9.4 million in 2007, $8.3 million in 2008, $5.6 million in 2009, and $5.0 million in 2010.

MGE's Blount plant also utilizes paper-derived fuel. MGE has a fixed commitment with a supplier of this alternate fuel. Commitments under this arrangement are $0.3 million in 2006, $0.3 million in 2007, and $0.3 million in 2008.

b.

Purchased Power Contracts.

MGE has several purchased power contracts to help meet future electric supply requirements. As of September 30, 2006, MGE's total commitments for purchased power contracts for capacity are estimated to be $13.5 million in 2006, $10.5 million in 2007, $9.1 million in 2008 and 2009, and $9.2 million in 2010. Management expects to recover these costs in future customer rates.

On July 16, 2004, MGE signed a 20-year power purchase agreement with a developer for 40 MW of wind energy to be located near Waupun, Wisconsin. The developer has experienced problems with obtaining site-related permits, and construction has not yet begun. In late March 2006, the developer claimed force majeure as a result of issues associated with obtaining required approvals. As a result, the obligations associated with the power purchase agreement are presently indeterminate. Accordingly, this agreement is not reflected in the purchased power commitments figures.

On November 18, 2004, a FERC order was issued which announced a new long-term transmission pricing structure as a result of the Midwest ISO and PJM markets. This order eliminates transmission charges on neighboring systems. Charges for network transmission services will be paid to ATC, the local transmission provider. This change was effective on April 1, 2006.

As such, FERC has ordered that firm transmission contracts (through and out rates) are no longer allowed after March 31, 2006. However, MGE has a transmission contract for 2006 with an estimated commitment of $0.8 million. The costs related to this transmission agreement are expected to be fully recovered via a purchase arrangement entered into by MGE and another third party. Under this agreement, the third party is obligated to pay MGE for the costs that MGE incurs under the transmission arrangement.

c.

Wind-Powered Generation Contracts.

On September 29, 2006, MGE entered into contractual arrangements for the required wind turbines, substation, and land related to the construction of the Worth County Iowa wind-powered electric generating facility. These contractual arrangements represent $46.1 million in capital commitments. Based on current forecasts, MGE expects that $11.3 million of these commitments will be expended in 2006 ($10.5 million of this amount has been expended as of September 30, 2006), $34.0 million in 2007, and $0.8 million in 2008. Additionally, MGE has $0.1 million in future operating commitments related to the Worth County Project. This amount is expected to be expended ratably between 2008 and 2010.

In conjunction with the wind turbine supply agreement, on September 29, 2006, MGE Energy entered into a parent guaranty. Under this agreement, MGE Energy guarantees MGE's payment and performance.

d.

Natural Gas Supply, Transportation, and Storage Contracts.

MGE's transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of September 30, 2006, these payments are estimated to be $14.6 million in 2006, $14.9 million in 2007, $14.5 million in 2008, $14.1 million in 2009, and $13.8 million in 2010. Management expects to recover these costs in future customer rates.

e.

Environmental.

As a result of the Blount 69-kV transmission substation expansion, coal tar-contaminated soil and debris within the excavation zone have been removed and disposed of in accordance with a DNR approved "Removal Action Work Plan." MGE has paid $1.5 million in expenses to complete this cleanup and, based on past PSCW practices, expects to recover cleanup costs in future gas rates. Carrying costs associated with the cleanup expenditures will not be recoverable. On June 23, 2005, the DNR issued a case closure letter related to the Blount 69-kV substation cleanup.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At September 30, 2006, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources, such as wind farms. See Footnote 14b and 14c for discussion of agreements relating to the development of wind generation resources.

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards and existing and proposed state mercury emissions limits, may result in additional operating and capital expenditure costs at Blount and Columbia. During the nine month period ended September 30, 2006, Columbia entered into contractual commitments with various vendors in response to the aforementioned regulations. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated with respect to any commitments made. MGE's share of these commitments will be $0.7 million in 2006 and $0.3 million in 2007. These costs are expected to be capitalized and included in the condensed consolidated balance sheet of MGE.

On May 12, 2005, the EPA promulgated the CAIR to mitigate the transport of fine particulate matter and ozone pollution by imposing emission reduction requirements on SO2 and NOx in 29 eastern states and the District of Columbia, including Wisconsin. These reductions would be implemented in two phases and may include a cap-and-trade system. Regional SO2 emissions would be reduced in 2010 by approximately 40% below 2003 levels and by approximately 70% below 2003 levels by 2015. Regional emissions of NOx would be cut in 2009 by approximately 55% below 2003 levels and in 2015 by approximately 65% below 2003 levels.

The Wisconsin Department of Natural Resources is in the process of developing state-specific modifications to the federal CAIR NOx rule which defines how Wisconsin allowances will be allocated to utilities in the state.

f.

Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2007. At September 30, 2006, MGE had sold an outstanding $5.1 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of September 30, 2006 and 2005, MGE has recorded a servicing asset of $0.2 million. In September 30, 2006 and 2005, MGE recognized gains of less than $0.1 million and $0.1 million, respectively, in connection with the sale of loan assets. The servicing asset recognized and the amount amortized for the nine months ended September 30, 2006, was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the nine months ended September 30, 2006 and 2005, MGE received approximately $0.7 million and $0.1 million, respectively, from the financial institution for the sale of loan assets. During those same periods, payments of $0.9 million and $1.4 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at September 30, 2006, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.2 million in 2006, $0.8 million in 2007, $1.0 million in 2008, $0.7 million in 2009, and $0.9 million in 2010.

MGE Energy also has guaranteed debt service payments on a development project. This is a three year commitment ending in 2009 with a maximum financial exposure of $0.4 million for the term of the guarantee.

g.

Elm Road Purchase Commitments - MGE Energy.

MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in the generating units being constructed in Oak Creek, Wisconsin is approximately $170 million. Based on current forecasts, capital costs for this project will be $7.0 million in 2006 (excludes spending incurred as of September 30, 2006), $50.5 million in 2007, $42.7 million in 2008, $20.9 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project estimate or timing differences.

15.

Restructuring Activities - MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that 11 nonunion and 49 union positions will be eliminated in 2011 as a result of this exit plan.

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. At September 30, 2006, MGE estimates that 31 union employees will receive the involuntary severance benefits. These benefits are expected to be paid to the union employees as a lump sum payment in December 2011. MGE has accounted for the involuntary union and non-union severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. $0.1 million will be paid out in 2008, $0.1 million in 2010, and $1.0 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the affected IBEW employees may elect to retire early and receive supplemental retirement benefits. These benefits are deemed to be voluntary termination benefits and have been excluded from the table below. See Note 13 for further discussion of these benefits and the related accounting. As of September 30, 2006, MGE estimates that 18 employees will elect to receive the early retirement benefits.

MGE anticipates that it will be allowed to recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion employees have been deferred and recognized on the condensed consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2005, through September 30, 2006:

(In thousands)	Accrued severance and retention	Additional expense during the period*	Cash payments during the period	Accrued severance and retention
Balance, December 31, 2005	$-	$ -	$-	$ -
Changes through September 30, 2006	-	129	-	129
Balance, September 30, 2006	$-	$129	$-	$129

*Amounts are reflected as regulatory assets in the financial statements of MGE Energy and MGE.

The aforementioned exit plan has also resulted in a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. See Footnote 13 for discussion of the accounting implications

16.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of our regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion can not be applied, SFAS 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability.

As a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. FTRs are used by MGE to hedge the risk of increased congestion charges. Due to the nature of these instruments, the instruments have been determined to be highly effective cash flow hedges. Changes in the fair value of these instruments that are allocable to ratepayers are accounted for under SFAS 71 as regulatory assets or liabilities and changes in the fair value of these instruments that are allocable to the shareholder, are accounted for as adjustments to accumulated other comprehensive income. At September 30, 2006, the FTRs held for the MISO and PJM markets were in an unrealized gain position of $0.8 million. Of this amount, $0.5 million was deferred on the balance sheet in accordance with the provisions of SFAS 71. The remaining $0.3 million, was recorded as an adjustment to other comprehensive income.

MGE also uses electric and gas futures and options. These arrangements are entered into by both the electric and gas segments. The contracts are established to help stabilize the price risk associated with future gas or power purchases. At September 30, 2006, the cost of these instruments exceeded their net fair value by $5.4 million. This entire amount qualifies for regulatory treatment and was deferred in accordance with SFAS 71.

On October 17, 2005, MGE also entered also into a non-exchange traded HDD Collar. The payment or receipt under this agreement was not permitted to exceed $0.6 million (excluding premium). The term of this agreement extended from January 2006 until March 2006, and the premium for this weather hedge was $0.1 million. This HDD Collar resulted in a $0.6 million gain for MGE.

17.

Regional Transmission Organizations - MGE Energy and MGE.

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

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has three purchase power agreements, for a total of 115 MW, that are impacted by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in a $119.2 million and $94.6 million reduction to sales for resale and purchased power expense for the nine months ended September 30, 2006 and 2005, respectively.

18.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On June 30, 2006, MGE filed a limited scope rate case reopener of its current electric rates with the PSCW. The application included an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for extended escrow treatment for ATC-related transmission costs through December 31, 2007. If approved by the PSCW, the requested changes would result in a net 1.34% increase, on average, in retail electric rates. MGE has also filed testimony with the PSCW requesting 100% AFUDC in 2007 on the Worth County wind project.

On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenues by $35.9 million and to increase gas revenues by $3.8 million. The increase to electric revenues is intended to cover increased fuel and purchased power costs and the costs of additional facilities needed to meet the rising electric and gas needs of our customers. $3.8 million of the increase in electric revenues relates to the recovery of the carrying costs for Elm Road.

On December 21, 2004, the PSCW authorized MGE to increase 2005 electric revenues by $27.4 million and to decrease 2005 gas revenues by $4.2 million. The increase to electric revenues was for the purpose of covering rising fuel costs, commercial operation of WCCF, and increased transmission expenses.

b.

Fuel rules.

On May 25, 2006, the PSCW amended its interim order approving the stipulation entered into on April 21, 2006, by MGE, the Citizens Utility Board (CUB), and the Wisconsin Industrial Energy Group (WIEG). This amended interim order provides for a $0.00454 per kWh credit based on an average cost of fuel. This average cost was calculated by using actual fuel costs for January through March 2006, revised estimated fuel costs for April through July 2006, and the fuel cost forecasts in MGE's latest rate order for August through December 2006. MGE's forecasted fuel costs for April through July 2006 were based on the NYMEX futures contract prices for natural gas as of April 13, 2006. This amended interim order also modifies the fuel monitoring range. Pursuant to this revised range, MGE can apply for a fuel surcharge or may be required to make a refund to its customers in the form of a credit in the event that actual fuel costs are outside a range 2% higher or lower than those costs authorized by the PSCW. This new range does not supercede the PSCW's earlier determination that any over collection of 2006 monitored fuel cost incurred after March 8, 2006, are subject to refund with interest at 11%.

Prior to this amended interim order, under fuel rules effective January 1, 2006, MGE could apply for a fuel surcharge if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE could have been required to provide a fuel credit to its customers if actual electric fuel costs were less than 99.5% of the electric fuel costs allowed in that order.

Based on the results for the month ended January 31, 2006, on March 9, 2006, the PSCW issued an interim order for a fuel credit of $0.00069 per kilowatt-hour. This credit is being provided to customers via reduced electric rates from March 9, 2006, through December 31, 2006, and is included in the $0.00454 per kWh amended interim order mentioned above. In the March 9, 2006, interim order the PSCW also stated that MGE's electric rates set in the final order are subject to refund, together with interest at 11%, pending a full review of MGE's 2006 actual electric fuel costs. As a result of a decrease in electric fuel costs during the nine months ended September 30, 2006, as compared to those in its latest rate order, MGE recorded $16.5 million reduction to other electric revenues reflecting its estimated obligation under the refund provision and interim credit.

At September 30, 2006, a short-term regulatory liability of $10.4 million is included in the consolidated balance sheet of MGE and MGE Energy as a result of the aforementioned interim orders ($3.5 million) and subject to refund provision ($6.9 million). During the nine months ended September 30, 2006, $6.1 million had been credited to electric customers.

On August 10, 2004, the PSCW reopened MGE's then current rate docket for the limited purposes of determining whether a fuel credit was due for 2004 under the fuel rules. On September 30, 2004, MGE filed an application to decrease electric rates for 2004 by $0.0025 per kWh, reflecting its view of the credit due customers under the fuel rules. This amount was subsequently revised to $0.00275 per kWh. Based upon these filings, MGE recorded a reduction in electric revenues to reflect the fuel rules refund in the amount of $3.4 million for 2004, of which $1.8 million was refunded on customers' bills during 2004, and $1.6 million was refunded to customers in January 2005.

19.

New Accounting Pronouncements and Legislation.

SFAS 156

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under SFAS 140. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of the entity's fiscal year. MGE will not early adopt this statement. As such, this statement will be adopted on January 1, 2007. MGE Energy and MGE do not expect this statement to have a material impact on their respective consolidated financial statements.

SFAS 157

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact that SFAS 157 may have on their financial statements.

SFAS 158

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. This pronouncement requires the recognition of the funded status of defined benefit pension and other postretirement plans as a net liability or asset on the balance sheets as of December 31, 2006. Per the provisions of the pronouncement, the offset to this entry will be shown as an adjustment to accumulated other comprehensive income in shareholders' equity. This pronouncement also requires that previously disclosed, but unrecognized gains/ losses, prior service costs, and transition assets or obligations be recognized at adoption as a component of accumulated other comprehensive income, net of applicable income taxes. These amounts are required to then be amortized out of accumulated other comprehensive income throughout the year and become a component of net benefit cost using the recognition provisions of SFAS 87 and SFAS 106. Under this pronouncement, companies will no longer need to report an additional minimum liability and any corresponding intangible assets, as the funded status will be fully recognized on the balance sheet. Although the pronouncement requires adjustments to other comprehensive income, MGE will reflect these adjustments as a regulatory asset. See note (a) in below table for further discussion of treatment of adjustments to other comprehensive income.

SFAS 158 also prohibits the use of a measurement date (to measure plans assets and obligations) that is prior to the year-end balance sheet date. This change has no impact on MGE and MGE Energy, as MGE and MGE Energy have consistently used a December 31 date to measure plan assets and obligations.

This pronouncement also requires additional annual disclosures. Separate disclosure on the financial statements is required for certain movements in the other comprehensive income balance. This statement also eliminates certain disclosures previously required under SFAS 132, such as the reconciliation of the funded status.

The impacts of SFAS 158 will be reflected in the consolidated financial statements of MGE and MGE Energy for the year ended December 31, 2006. Based on the December 31, 2005, measurement data, MGE estimates that the adoption of SFAS 158 will result in the following impacts to MGE and MGE Energy's December 31, 2006 balance sheet. These numbers will likely change when the measurement of benefit plan assets and obligations is re-performed as of December 31, 2006.

(In thousands)	Pension Benefits (c)	Other Postretirement Benefits	Total
Increase in pension liability	$25,764	$22,641	$48,405
Increase in regulatory asset (a)	$29,793	$22,641	$52,434
Decrease in intangible asset	$(4,029)	-	$(4,029)
Increase in deferred tax asset (b)	-	-	-

(a)

On December 21, 2004, the PSCW issued a final order which stated that minimum pension liabilities related to regulated operations should be classified within the financial statements as regulatory assets, rather than within other comprehensive income as prescribed by SFAS 87. Because the debit to other comprehensive income for the additional minimum pension liability represents future expenses that are expected to be recovered in rates, the PSCW concluded that a regulatory asset should be recorded in lieu of an adjustment to other comprehensive income. Under SFAS 158, the adjustment to other comprehensive income will also represent future expenses that are expected to be recovered in rates. In accordance with the December 21, 2004 PSCW final order, MGE intends to classify any adjustments to accumulated other comprehensive income required under the provisions of SFAS 158 as regulatory assets.

(b)

There is expected to be no impact on MGE's deferred tax asset balance as the deferred tax liability related to the regulatory asset is equal and offsetting to the deferred tax asset that is required on the pension liability.

(c)

Amount includes both qualified and nonqualified plans.

Pension Protection Act

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact this legislation may have on the financial statements.

FSP No. FIN 46(R)-6

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 will be effective for MGE and MGE Energy on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on MGE and MGE Energy in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs.

EITF 06-03

At its June 28, 2006, meeting, the FASB ratified the consensus reached by the EITF on EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The EITF concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. This Issue is effective for the first annual or interim reporting period beginning after December 15, 2006. MGE and MGE Energy record such taxes on a net basis. MGE and MGE Energy do not expect this statement to have any impact on their consolidated financial statements.

FIN 48

In June 2006, the FASB released FIN 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities' full knowledge of the position and relevant facts, but without considering time values. This interpretation is effective for annual periods beginning after December 15, 2006. Accordingly, MGE Energy and MGE expect to adopt FIN 48 on January 1, 2007. MGE Energy and MGE are currently reviewing this interpretation to determine the effects on their financial statements.

SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective as of January 1, 2007. The adoption of this standard is not expected to have a material impact on MGE or MGE Energy.

20.

Segment Information - MGE Energy and MGE.

Prior to 2005, MGE Energy operated in three business segments: electric utility operations, gas utility operations, and nonregulated. As of December 31, 2005, MGE Energy added segments for nonregulated energy operations, transmission investments, and all other nonregulated operations. All prior year segment data has been re-presented to conform with the current year presentation and segment break out.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power West Campus, and MGE Power Elm Road. These subsidiaries have been formed to construct, own and lease new electric generating capacity. MGE Power West Campus owns a controlling interest in the electric generation plant of the natural gas-fired cogeneration facility on the UW campus, which is leased to MGE, and MGE Power Elm Road has an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. When these units are completed, MGE Power Elm Road's portion will also be leased to MGE.

The transmission investment segment invests, through MGE Transco, in ATC, a company that provides electric transmission services primarily in Wisconsin. See Footnote 7 to the condensed consolidated financial statements for further discussion of MGE Transco and the investment in ATC.

The "All other" segment includes: Corporate, CWDC, MAGAEL, and MGE Construct. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries.

General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas segments based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Assets not allocated consist primarily of cash and cash equivalents, restricted cash, investments, other accounts receivable, and prepaid assets.

Sales between electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between the electric segment and MGE Power West Campus/ MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting and in accordance with the provisions of SFAS 131, management has presented the direct financing capital lease between MGE and MGE Power West Campus as an operating lease for purpose of segment reporting. Lease payments made by MGE to MGE Power West Campus are shown as operating expenses. The lease payments received by MGE Power West Campus from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF is reflected in the nonregulated energy segment.

The following tables show segment information for MGE Energy's operation for the indicated periods:

MGE Energy (In thousands) Three months ended Sept. 30, 2006	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$93,101	$16,694	$ 834	$ -	$ -	$ -	$110,629
Interdepartmental revenues	150	6,403	3,804	-	-	(10,357)	-
Total operating revenues/(loss)	93,251	23,097	4,638	-	-	(10,357)	110,629
Depreciation and amortization	(5,093)	(2,103)	(692)	-	-	-	(7,888)
Other operating expenses	(66,467)	(23,687)	(34)	(1)	(151)	10,357	(79,983)
Operating income/(loss)	21,691	(2,693)	3,912	(1)	(151)	-	22,758
Other income/(loss)	177	107	-	1,341	-	-	1,625
Interest income/(expense), net	(2,551)	(719)	(572)	-	310	-	(3,532)
Income/(loss) before taxes	19,317	(3,305)	3,340	1,340	159	-	20,851
Income tax benefit/(provision)	(7,634)	1,386	(1,296)	(539)	(65)	-	(8,148)
Net income/(loss)	$11,683	$(1,919)	$ 2,044	$ 801	$ 94	$ -	$ 12,703

Three months ended Sept. 30, 2005
Operating revenues	$ 95,181	$ 18,992	$ 226	$ -	$ -	$ -	$114,399
Interdepartmental revenues	132	10,867	3,713	-	-	(14,712)	-
Total operating revenues/(loss)	95,313	29,859	3,939	-	-	(14,712)	114,399
Depreciation and amortization	(4,872)	(1,997)	(669)	-	-	-	(7,538)
Other operating expenses	(73,286)	(29,836)	8	-	114	14,713	(88,287)
Operating income/(loss)	17,155	(1,974)	3,278	-	114	1	18,574
Other income/(loss)	4	3	-	1,274	-	-	1,281
Interest income/(expense), net	(2,337)	(660)	(533)	-	5	-	(3,525)
Income/(loss) before taxes	14,822	(2,631)	2,745	1,274	119	1	16,330
Income tax benefit/(provision)	(5,648)	869	(1,092)	(511)	(49)	-	(6,431)
Net income/(loss)	$ 9,174	$ (1,762)	$1,653	$ 763	$ 70	$ 1	$ 9,899

Nine months ended Sept. 30, 2006
Operating revenues	$241,095	$125,161	$ 2,679	$ -	$ -	$ -	$368,935
Interdepartmental revenues	395	14,208	11,277	-	-	(25,880)	-
Total operating revenues/(loss)	241,490	139,369	13,956	-	-	(25,880)	368,935
Depreciation and amortization	(15,112)	(6,243)	(2,058)	-	-	-	(23,413)
Other operating expenses	(187,511)	(125,925)	(114)	(5)	(391)	25,880	(288,066)
Operating income/(loss)	38,867	7,201	11,784	(5)	(391)	-	57,456
Other income/(loss)	555	150	-	3,954	3	-	4,662
Interest income/(expense), net	(7,641)	(2,155)	(2,012)	-	578	-	(11,230)
Income/(loss) before taxes	31,781	5,196	9,772	3,949	190	-	50,888
Income tax benefit/(provision)	(12,177)	(1,893)	(3,878)	(1,587)	(83)	-	(19,618)
Net income/(loss)	$ 19,604	$ 3,303	$ 5,894	$2,362	$107	$ -	$ 31,270

Nine months ended Sept. 30, 2005
Operating revenues	$232,698	$119,450	$ 377	$ -	$1,250	$ -	$353,775
Interdepartmental revenues	345	18,249	6,392	-	-	(24,986)	-
Total operating revenues/(loss)	233,043	137,699	6,769	-	1,250	(24,986)	353,775
Depreciation and amortization	(14,454)	(5,946)	(1,171)	-	-	-	(21,571)
Other operating expenses	(187,981)	(124,519)	(62)	-	(126)	24,862	(287,826)
Operating income/(loss)	30,608	7,234	5,536	-	1,124	(124)	44,378
Other income/(loss)	77	5	-	3,621	3	-	3,706
Interest income/(expense), net	(6,735)	(1,900)	(937)	-	1	-	(9,571)
Income/(loss) before taxes	23,950	5,339	4,599	3,621	1,128	(124)	38,513
Income tax benefit/(provision)	(8,903)	(2,350)	(1,838)	(1,453)	(457)	44	(14,957)
Net income/(loss)	$ 15,047	$ 2,989	$2,761	$2,168	$ 671	$ (80)	$ 23,556

The following tables show segment information for MGE's operation for the indicated periods:

MGE (In thousands) Three months ended Sept. 30, 2006	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Operating revenues	$93,101	$16,694	$ 834	$ -	$-	$ -	$110,629
Interdepartmental revenues	150	6,403	3,804	-	-	(10,357)	-
Total operating revenues/(loss)	93,251	23,097	4,638	-	-	(10,357)	110,629
Depreciation and amortization	(5,093)	(2,103)	(692)	-	-	-	(7,888)
Other operating expenses*	(74,003)	(22,272)	(1,330)	(1)	-	10,357	(87,249)
Operating income/(loss)*	14,155	(1,278)	2,616	(1)	-	-	15,492
Other income/(loss)*	79	78	-	802	-	-	959
Interest income/(expense), net	(2,551)	(719)	(572)	-	-	-	(3,842)
Income/(loss) before minority interest	11,683	(1,919)	2,044	801	-	-	12,609
Minority interest, net of tax	-	-	-	-	-	(2,352)	(2,352)
Net income/(loss)	$11,683	$(1,919)	$2,044	$801	$-	$(2,352)	$ 10,257

Three months ended Sept. 30, 2005
Operating revenues	$95,181	$ 18,992	$ 226	$ -	$ -	$ -	$114,399
Interdepartmental revenues	132	10,867	3,713	-	-	(14,712)	-
Total operating revenues/(loss)	95,313	29,859	3,939	-	-	(14,712)	114,399
Depreciation and amortization	(4,872)	(1,997)	(669)	-	-	-	(7,538)
Other operating expenses*	(79,021)	(28,896)	(1,084)	-	-	15,290	(93,711)
Operating income/(loss)*	11,420	(1,034)	2,186	-	-	578	13,150
Other income/(loss)*	91	(68)	-	763	-	(578)	208
Interest income/(expense), net	(2,337)	(660)	(533)	-	-	-	(3,530)
Income/(loss) before minority interest	9,174	(1,762)	1,653	763	-	-	9,828
Minority interest, net of tax	-	-	-	-	-	(2,050)	(2,050)
Net income/(loss)	$ 9,174	$(1,762)	$1,653	$ 763	$ -	$(2,050)	$ 7,778

Nine months ended Sept. 30, 2006
Operating revenues	$241,095	$125,161	$2,679	$ -	$-	$ -	$368,935
Interdepartmental revenues	395	14,208	11,277	-	-	(25,880)	-
Total operating revenues/(loss)	241,490	139,369	13,956	-	-	(25,880)	368,935
Depreciation and amortization	(15,112)	(6,243)	(2,058)	-	-	-	(23,413)
Other operating expenses*	(199,398)	(127,735)	(3,992)	(5)	-	25,880	(305,250)
Operating income/(loss)*	26,980	5,391	7,906	(5)	-	-	40,272
Other income/(loss)*	265	67	-	2,367	-	(23)	2,676
Interest income/(expense), net	(7,641)	(2,155)	(2,012)	-	-	-	(11,808)
Income/(loss) before minority interest	19,604	3,303	5,894	2,362	-	(23)	31,140
Minority interest, net of tax	-	-	-	-	-	(7,247)	(7,247)
Net income/(loss)	$ 19,604	$ 3,303	$5,894	$2,362	$-	$(7,270)	$23,893

Nine months ended Sept. 30, 2005
Operating revenues	$232,698	$119,450	$ 377	$ -	$ -	$ -	$352,525
Interdepartmental revenues	345	18,249	6,392	-	-	(24,986)	-
Total operating revenues/(loss)	233,043	137,699	6,769	-	-	(24,986)	352,525
Depreciation and amortization	(14,454)	(5,946)	(1,171)	-	-	-	(21,571)
Other operating expenses*	(197,046)	(126,751)	(1,900)	-	-	25,483	(300,214)
Operating income/(loss)*	21,543	5,002	3,698	-	-	497	30,740
Other income/(loss)*	239	(113)	-	2,168	-	(578)	1,716
Interest income/(expense), net	(6,735)	(1,900)	(937)	-	-	-	(9,572)
Income/(loss) before minority interest	15,047	2,989	2,761	2,168	-	(81)	22,884
Minority interest, net of tax	-	-	-	-	-	(3,440)	(3,440)
Net income/(loss)	$ 15,047	$ 2,989	$ 2,761	$ 2,168	$ -	$(3,521)	$ 19,444

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2006	$561,292	$203,477	$18,589	$161,807	$38,105	$287,558	$(337,951)	$932,877
December 31, 2005	533,896	233,139	21,013	143,101	35,239	276,565	(326,046)	916,907
Capital Expenditures:
Nine months ended September 30, 2006	30,099	6,834		23,081				60,014
Year ended December 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771

MGE
Assets:
September 30, 2006	$561,292	$203,477	$18,589	$161,557	$38,105	$-	$(47,820)	$935,200
December 31, 2005	533,896	233,139	21,013	142,875	35,239	-	(52,366)	913,796
Capital Expenditures:
Nine months ended September 30, 2006	30,099	6,834		23,081				60,014
Year ended December 31, 2005	40,340	10,264	-	35,167	-	-	-	85,771

MGE Energy asset consolidation/elimination entries at September 30, 2006, include the following:

(In thousands)	Nine months ended Sept. 30, 2006
Parent investment in affiliate subsidiaries	$278,349
Netting of tax positions	2,822
Affiliate receivables related to WCCF	11,567
Affiliate receivables related to Elm Road	33,692
Elimination of deferred charges related to WCCF	10,358
Elimination of deferred charges related to Elm Road	853
Misc. affiliate receivables and other	310
Total MGE Energy asset consolidation/elimination entries	$337,951

MGE asset consolidation/elimination entries at September 30, 2006, include the following:

(In thousands)	Nine months ended Sept. 30, 2006
MGE investment in MGE Transco	$34,571
Netting of tax positions	999
Elimination of deferred charges related to WCCF	10,358
Elimination of deferred charges related to Elm Road	853
Affiliate receivables related to Elm Road	474
Misc. affiliate receivables and other	565
Total MGE asset consolidation/elimination entries	$47,820

21.

Subsequent Events- MGE Energy and MGE.

a.

Weather Derivative.

On November 1, 2006, MGE entered into a nonexchange traded weather derivative. This agreement extends from January 2007 until March 2007. This agreement has a premium of $0.3 million. Under this agreement MGE is subject to a floor and a ceiling based on forecasted heating degree days during the indicated period. If heating degree days are below the floor, MGE is entitled to receive payment, and if actual heating degree days exceed the ceiling, MGE is obligated to make a payment. Any payment or receipt is limited to $1.4 million. MGE is accounting for the HDD Collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives.

b.

Wind Contract.

On November 7, 2006, MGE entered into an agreement to purchase a transformer for the Top of Iowa Phase II Wind Power Project (the "Project") (see Footnote 11). This transformer will serve the entire 112 MW Project. Pursuant to the provisions of this agreement, MGE is jointly and severally liable with another party for the $1.4 million purchase price of the transformer. Assuming there is no default on the part of the other party to this contract, MGE will pay 26.5% or $0.4 million of the total contract price and the other party will pay the balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in five business segments: electric utility operations, gas utility operations, nonregulated energy operations, transmission investments, and all other. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 136,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to nearly 137,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations have been formed to lease and own new electric generating capacity. Our nonregulated energy operations relate principally to the leasing of a cogeneration project on the UW-Madison campus. Our nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. All of these operations are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R.

The transmission investment segment consists of our investment in ATC. Our all other segment includes corporate operations and services and certain construction services.

Our primary focus today and for the foreseeable future is our core utility customers at MGE. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by building more efficient generation projects and continuing its efforts to control operational costs. We believe it is critical to maintain a strong credit standing and financial strength in MGE as well as for the parent company in order to accomplish these goals.

Three Months Ended September 30, 2006, and September 30, 2005

Executive Summary - MGE Energy and MGE

For the three months ended September 30, 2006, our earnings were $12.7 million or $0.62 per share compared to $9.9 million or $0.48 per share for the same period in the prior year.

During the three month period ended September 30, 2006, our utility operations experienced a decrease in electric revenues of $2.1 million. This decrease is attributable to a reduction in sales for resale, retail volumes, and other electric revenues. This decrease was offset by an increase in rates. The increase in rates was implemented to cover forecasted increases in fuel costs and the costs of additional facilities, including MGE Power Elm Road and MGE Power West Campus. The rates effective January 2006, were subsequently reduced by $0.00454 per kWh pursuant to an amended interim order approved by the PSCW on May 25, 2006. See below for further discussion of this reduction.

For the three months ended September 30, 2006, fuel used for electric generation decreased $7.8 million or 33.3% compared to the three months ended September 30, 2005. This decrease is attributable to a decrease in the per-unit cost of fuel and a decrease in the volume of internal generation. During this same period, purchased power expense decreased by $0.9 million or 4.1%. This decrease is attributable to a lower per-unit cost of purchased energy, offset by an increase in the volume of purchased power. As a result of the natural disasters that occurred in the Gulf of Mexico during the three month period ended September 30, 2005, fuel costs in the prior year were at abnormally high levels.

On May 25, 2006, the PSCW approved an amended interim order. Based on revised average fuel costs, a fuel credit of $0.00454 per kWh was approved. This revised credit was effective on May 25, 2006. The average fuel costs used to determine this credit are based upon actual fuel costs for January through March 2006, revised estimated fuel costs for April through July 2006, and the fuel costs forecasted in MGE's latest rate order for August through December 2006. The revised fuel costs for April through July are based upon the NYMEX futures contract prices for natural gas as of April 13, 2006. This amended interim order also modifies the PSCW fuel rules monitoring range to plus or minus 2%. However, electric rates during this period will continue to be subject to refund pursuant to the March 9, 2006, PSCW interim order.

During the three months ended September 30, 2006, gas revenues decreased $2.3 million. This decrease is a result of lower costs of gas and a reduction in other gas revenues. These decreases were slightly offset by an increase in retail volumes. During this period, natural gas purchased decreased $2.3 million primarily due to a 22.3% per unit decrease in natural gas prices.

Operation and maintenance expenses increased the three month period ended September 30, 2006, due to higher gas and electric general and administrative expenses.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$32,935	$31,407	4.9%	236,025	248,465	(5.0%)
Commercial	49,437	43,823	12.8%	502,051	504,147	(0.4%)
Industrial	4,555	3,757	21.2%	70,982	66,648	6.5%
Other - retail/municipal	7,663	6,641	15.4%	107,351	103,022	4.2%
Total retail	94,590	85,628	10.5%	916,409	922,282	(0.6%)
Sales for resale	1,387	8,244	(83.2%)	14,976	73,025	(79.5%)
Other revenues	(2,876)	1,309	(319.7%)	-	-	-
Total	$93,101	$95,181	(2.2%)	931,385	995,307	(6.4%)
Cooling degree days (normal 448)				476	565	(15.8%)

Electric operating revenues decreased $2.1 million or 2.2% for the three months ended September 30, 2006, due to the following:

(In millions)	Three Months Ended Sept. 30, 2006
Rate changes	$9.5
Volume	(0.5)
Sales for resale	(6.9)
Other revenues	(4.2)
Total	$(2.1)

•

Rates. On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenue by $35.9 million to cover rising fuel and purchased power costs and the cost of additional facilities needed to meet the rising electric needs of MGE's customers.

On March 9, 2006, the PSCW approved an interim fuel credit to reduce electric rates by $0.00069 per kWh as a result of lower January fuel costs than those in MGE's latest rate order. This credit was applied to rates as of March 9, 2006. Additionally, on May 25, 2006, the PSCW approved a stipulation filed by MGE. Under this stipulation, the interim credit was increased to $0.00454 per kWh. The aforementioned credits resulted in a $4.5 million reduction to rates for the three months ended September 30, 2006.

•

Volume. During the three months ended September 30, 2006, there was a 0.6% decrease in total retail sales volumes when compared to the same period in the prior year. This decrease is partially attributable to a 15.8% decrease in the number of cooling degree days.

•

Sales for resale. For the three months ended September 30, 2006, sales for resale decreased $6.9 million when compared to the same period in the prior year. This decrease is attributable to decreased sales for resale activity due to the MISO market.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $53.7 million and $63.0 million adjustment to sales for resale and purchased power expense for the three months ended September 30, 2006, and September 30, 2005, respectively.

•

Other Revenues. Other electric revenues decreased $4.2 million for the three months ended September 30, 2006, compared to the same period in the prior year. During the three months ended September 30, 2006, MGE recorded a $6.5 million reduction to other electric revenues to account for the effects of the fuel credits described above under "Rates." $4.5 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates during the three month period.

During the three months ended September 30, 2006, MGE recovered in electric rates carrying costs on WCCF and Elm Road. MGE recorded a $1.3 million adjustment to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these carrying costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

During the three months ended September 30, 2005, a $1.3 million upward adjustment to other electric revenue was recorded to recognize revenues previously deferred related to the WCCF facility. This adjustment was offset by a $0.3 million adjustment recorded to eliminate the recognition of revenue related to the carrying costs on WCCF.

Additionally, there was a $0.1 million increase in other miscellaneous electric revenues for the three months ended September 30, 2006, when compared to the same period in the prior year.

Electric fuel and purchased power

The expense for fuel used for electric generation decreased $7.8 million or 33.3% during the three months ended September 30, 2006, compared to the same period in the prior year. This decrease is due to a decrease in fuel costs between the two periods ($2.4 million), and a decrease in internal generation ($5.4 million).

Purchased power expense decreased by $0.9 million or 4.1% during the three months ended September 30, 2006, compared to the same period in the prior year. This decrease in expense reflects a $7.8 million or 27.0% decrease in the per-unit cost of purchased energy, offset by a $6.9 million or 31.4% increase in the volume of purchased power.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $53.7 million and $63.0 million adjustment to purchase power expense for the three months ended September 30, 2006, and September 30, 2005, respectively.

Electric operating expenses

Electric operating expenses increased $0.8 million during the three months ended September 30, 2006, compared to the same period in 2005. The following changes contributed to the net change for 2006:

(In millions)	Three Months Ended Sept. 30, 2006
Decreased production costs	(0.2)
Increased rent expense (a)	0.1
Increased distribution costs	0.2
Decreased transmission costs	(0.3)
Increased other general and administrative expenses	0.8
Increased customer services, promotions, and account costs	0.2
Total electric operating expenses	$0.8

(a)

This increase relates to the leasing arrangement between MGE and MGE Power West Campus. In accordance with the terms of this leasing arrangement, the electric segment recorded $3.8 million and $3.7 million in rent expense for the three months ended September 30, 2006, and September 30, 2005, respectively. Upon consolidation, this amount is eliminated.

Electric maintenance expense

For the three months ended September 30, 2006, electric maintenance expense increased $0.3 million when compared to the same period in the prior year. This increase relates to increases in distribution and general and administrative expenses.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.2 million for the three months ended September 30, 2006, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the three months ended September 30:

	Revenues			Deliveries
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$8,695	$9,569	(9.1%)	5,874	6,124	(4.1%)
Commercial/industrial	7,335	8,082	(9.2%)	8,416	7,920	6.3%
Total retail	16,030	17,651	(9.2%)	14,290	14,044	1.8%
Gas transportation	474	542	(12.5%)	5,857	8,287	(29.3%)
Other revenues	190	799	(76.2%)	-	-	-
Total	$16,694	$18,992	(12.1%)	20,147	22,331	(9.8%)
Heating degree days (normal 189)				219	90	143.3%

Gas revenues decreased $2.3 million or 12.1% for the three months ended September 30, 2006. These changes are related to the following factors:

(In millions)	Three Months Ended Sept. 30, 2006
Gas costs/rates	$(1.9)
Gas deliveries	0.3
Transportation and other effects	(0.7)
Total	$(2.3)
Average rate per therm of retail customers	$1.12

•

Gas costs/rates. The average retail rate per therm for the three months ended September 30, 2006, decreased 13.5% compared to the same period in 2005. This decrease is primarily a result of reduced natural gas costs.

•

Retail gas deliveries. The 1.8% increase in retail gas deliveries for the three months ended September 30, 2006, was attributable to an increase in heating degree days between the periods, offset by conservation measures taken by retail customers.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $0.7 million due to decreased income from the GCIM and other miscellaneous decreases.

Natural gas purchased

For the three months ended September 30, 2006, natural gas purchased decreased by $2.3 million. The decrease in the natural gas purchased was the result of a 22.3% decrease in the market price of natural gas ($2.5 million), slightly offset by a increase in the volume of gas purchased ($0.2 million).

Gas operating expenses

Gas operating expenses increased $0.8 million for the three months ended September 30, 2006, compared to the same period a year ago. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	Three Months Ended Sept. 30, 2006
Increased production costs	$0.1
Increased distribution costs	0.1
Increased customer services, promotions, account costs	0.1
Increased other administrative and general expenses	0.5
Total gas operating expenses	$0.8

Gas maintenance expense

Gas maintenance expense increased by $0.1 million for the three months ended September 30, 2006, compared to the same period in the prior year. This increase relates to increases in other administrative and general expenses.

Gas depreciation expense

Gas depreciation expense increased $0.1 million for the three months ended September 30, 2006, compared to the same period in the prior year. This increase is due to an increase in gas plant assets.

Other Income (Loss)

During the three months ended September 30, 2006, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity and $0.3 million in equity earnings in miscellaneous investments. This income was offset by $0.1 million in miscellaneous expenses.

For the three months ended September 30, 2005, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity funds and $0.1 million in miscellaneous income.

Interest Expense

For the three months ended September 30, 2006, total interest expense for the electric and gas segments increased $0.3 million when compared to the same period in the prior year. For the three months ended September 30, 2006, there was a $0.5 million increase in interest expense on short-term debt at the electric and gas segments as a result of increased levels of short-term debt, offset by a $0.2 million decrease in interest expense on long-term debt at the electric and gas segments.

Nonregulated Energy Operations

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.7 million for the three months ended September 30, 2006, when compared to the same period in the prior year. These amounts include $3.8 million and $3.7 million, respectively, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road (2006 only). MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the three months ended September 30, 2006, and September 30, 2005, MGE Power West Campus recognized $0.3 million related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect approximately $52.8 million in carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. A portion of this amount is being recognized over the period recovered in rates ($34.0 million) and a portion is being deferred and will be recognized over the period in which the facility is depreciated ($18.8 million). For the three months ended September 30, 2006, MGE Power Elm Road recognized $0.6 million related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the three months ended September 30, 2006, other operations and maintenance expense for the nonregulated energy segment remained consistent with that experienced in the prior year.

Nonregulated energy depreciation expense

Depreciation expense began when the WCCF commenced operation on April 26, 2005. Depreciation expense for the three months ended September 30, 2006, and September 30, 2005, was $0.7 million.

Nonregulated energy interest expense, net

For the three months ended September 30, 2006, interest expense, net at the nonregulated energy operations segment was $0.6 million compared to $0.5 million for the same period in the prior year. Interest expense at the nonregulated energy segment for the three months ended September 30, 2006, represents interest expense incurred on the long-term borrowings at MGE Power West Campus. On September 30, 2003, MGE Power West Campus issued $30.0 million of 5.68% senior secured notes maturing September 25, 2033 and on October 27, 2005, issued $20.0 million of 5.19% senior secured notes due September 25, 2033.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended September 30, 2006, MGE Power Elm Road was charged $0.5 million in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation. The interest expense at MGE Power Elm Road is offset by $0.5 million in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road Project.

Transmission Investment Operations

Transmission investment other income (loss)

For the three months ended September 30, 2006, and September 30, 2005, other income at the transmission investment segment was $1.3 million. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations

All other nonregulated revenues

During the three months ended September 30, 2006, and September 30, 2005, the all other segment did not generate any revenues.

All other operations and maintenance expense

All other operations and maintenance expense for the three months ended September 30, 2006, increased $0.3 million compared to same period in the prior year. This represents a $0.1 million increase in general and administrative expenses at corporate. Additionally, this change is attributable to a $0.2 million gain recorded during the three months ended September 30, 2005, as a result of the settlement of previously disputed legal fees related to the formation of the holding company.

All other interest income (expense)

All other interest income, net for the three months ended September 30, 2006, was $0.3 million. This interest income represents $0.5 million in interdepartmental interest income from MGE Power Elm Road. This income is offset by $0.2 million in interest expense on long term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $0.5 million or 14.5% for the three months ended September 30, 2006, primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 39.1% for the three months ended September 30, 2006, compared to 39.4% for the same period in 2005. This decrease is primarily attributable to the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004 and an increase in the Medicare Part D federal subsidy, which is not taxable.

Minority Interest, Net of Tax

For the three months ended September 30, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $0.4 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax for its interest in MGE Transco. For the three months ended September 30, 2005, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.1 million, net of tax, for its interest in MGE Power West Campus. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Nine Months Ended September 30, 2006, and September 30, 2005

Executive Summary - MGE Energy and MGE

For the nine months ended September 30, 2006, our earnings were $31.3 million or $1.53 per share compared to $23.6 million or $1.15 per share for the same period in the prior year.

During the nine month period ended September 30, 2006, our utility operations experienced a increase in electric revenues of $8.4 million. This increase is attributable to an increase in rates that became effective in January 2006. The rate increase was partially offset by a reduction in sales for resale, retail volumes, and other electric revenues. The increase in rates was implemented to cover forecasted increases in fuel costs and the costs of additional facilities, including MGE Power Elm Road and MGE Power West Campus. The rates effective January 2006, were subsequently reduced by $0.00454 per kWh pursuant to an amended interim order approved by the PSCW on May 25, 2006. See below for further discussion.

For the nine months ended September 30, 2006, fuel used for electric generation decreased $11.7 million or 24.6% compared to the nine months ended September 30, 2005. This decrease is attributable to a lower per-unit cost of fuel and a decrease in the volume of internal generation. During this same period, purchased power expense increased by $0.9 million or 1.4%. This increase is attributable to an increase in the volume of purchased power, slightly offset by a decrease in the per-unit cost of purchased energy. As a result of the natural disasters that occurred in the Gulf of Mexico during the third quarter of 2005, fuel costs in the prior year were at abnormally high levels.

Under the fuel rules effective January 1, 2006, MGE might have to provide a fuel credit or refund to its customers if actual electric costs are less than 99.5% of the electric fuel costs in its latest order. As a result of lower actual fuel costs for the month ended January 31, 2006, the PSCW issued an interim order implementing a $0.00069 per kWh fuel credit based on actual January fuel costs and instituted a subject to refund provision. As a result of a continued decrease in actual fuel costs (from those included in MGE's most recent rate order), on May 25, 2006, the PSCW approved an amended interim order. Based on revised average fuel costs, the fuel credit was increased to $0.00454 per kWh. This revised credit was effective on May 25, 2006. The average fuel costs used to determine this credit are based upon actual fuel costs for January through March 2006, revised estimated fuel costs for April through July 2006, and the fuel costs forecasted in MGE's latest rate order for August through December 2006. The revised fuel costs for April through July are based upon the NYMEX futures contract prices for natural gas as of April 13, 2006. This amended interim order also modifies the PSCW fuel rules monitoring range to plus or minus 2%. However, electric rates during this period will continue to be subject to refund pursuant to the March 9, 2006, PSCW interim order.

During the nine months ended September 30, 2006, gas revenues increased $5.7 million. This increase is due to higher costs of gas and higher revenues as a result of GCIM. These increases were slightly offset by a decrease in retail and transportation sales. For the nine months ended September 30, 2006, natural gas purchased expense increased $4.0 million or 4.9%, largely due to higher natural gas prices.

Operation and maintenance expenses increased for the nine month period ended September 30, 2006, due to higher gas and electric general and administrative expenses. For instance, the provision for doubtful accounts for the nine months ended September 30, 2006, increased $1.3 million, compared to the provision during the same period in the prior year. This increase is largely attributable to higher electric and gas rates. Increases in electric transmission and distribution costs have also contributed to the increase in operations and maintenance expenses.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$ 84,976	$78,766	7.9%	614,660	638,629	(3.8%)
Commercial	130,540	112,470	16.1%	1,352,437	1,345,331	0.5%
Industrial	14,468	12,995	11.3%	217,327	224,823	(3.3%)
Other - retail/municipal	20,744	17,196	20.6%	283,167	269,332	5.1%
Total retail	250,728	221,427	13.2%	2,467,591	2,478,115	(0.4%)
Sales for resale	3,202	11,543	(72.3%)	39,130	121,331	(67.7%)
Other revenues	(12,835)	(272)	(4,618.8%)	-	-	-
Total	$241,095	$232,698	3.6%	2,506,721	2,599,446	(3.6%)
Cooling degree days (normal 630)				631	813	(22.4%)

Electric operating revenues were up $8.4 million or 3.6% for the nine months ended September 30, 2006, due to the following:

(In millions)	Nine Months Ended Sept. 30, 2006
Rate changes	$30.2
Volume	(0.9)
Sales for resale	(8.3)
Other revenues	(12.6)
Total	$8.4

•

Rates. On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenue by $35.9 million to cover rising fuel and purchased power costs and the cost of additional facilities needed to meet the rising electric needs of MGE's customers.

On March 9, 2006, the PSCW approved an interim fuel credit to reduce electric rates by $0.00069 per kWh as a result of lower January fuel costs than those in MGE's latest rate order. This credit was applied to rates as of March 9, 2006. Additionally, on May 25, 2006, the PSCW approved a stipulation filed by MGE. Under this stipulation on May 25, 2006, the interim credit was increased to $0.00454 per kWh. The aforementioned credits resulted in a $6.1 million reduction to rates for the nine months period ended September 30, 2006.

•

Volume. During the nine months ended September 30, 2006, there was a 0.4% decrease in total retail sales volumes. This decrease represents decreased usage by residential and industrial users, slightly offset by increases in commercial and other-retail/municipal customers.

•

Sales for resale. For the nine months ended September 30, 2006, sales for resale decreased $8.3 million when compared to the same period in the prior year. This decrease is attributable to decreased sales for resale transactions as a result of the introduction of the MISO market. Additionally, this decrease can be attributable to decreases in internal generation. Sales for resale include transactions conducted on the PJM and MISO markets since the establishment and MGE's involvement on May 1, 2004, and April 1, 2005, respectively.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $119.2 million and $94.6 million adjustment to sales for resale and purchased power expense for the nine months ended September 30, 2006, and September 30, 2005, respectively.

•

Other Revenues. Other electric revenues decreased $12.6 million for the nine months ended September 30, 2006, compared to the same periods in the prior year. During the nine months ended September 30, 2006, MGE recorded a $16.5 million reduction to other electric revenues to account for the effects of the fuel credits described above under "Rates." $6.1 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates from March 9 to September 30, 2006.

During the nine months ended September 30, 2006, MGE recovered in electric rates carrying costs on WCCF and Elm Road. MGE recorded a $3.9 million adjustment to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these carrying costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

For the nine months ended September 30, 2005, MGE recorded a $1.3 million net adjustment to other electric revenues to defer the recognition of lease revenue related to MGE Power West Campus. Additionally, MGE recorded a $0.5 million adjustment to other electric revenues to eliminate the recognition of revenues related to carrying costs on MGE Power West Campus.

Other miscellaneous electric revenues decreased $0.1 million during the nine months ended September 30, 2006, when compared to the same period in the prior year.

Electric fuel and purchased power

The expense for fuel used for electric generation decreased $11.7 million or 24.6% during the nine months ended September 30, 2006, compared to the same period in the prior year. This decrease is primarily due to the decrease in internal generation ($8.7 million) and a decrease in fuel cost between the two periods ($3.0 million).

Conversely, purchased power expense increased $0.9 million or 1.4% during the nine months ended September 30, 2006, compared to the same period in the prior year. This increase in expense reflects a $10.4 million or 17.0% increase in the volume of purchased power, offset by a $9.5 million or 13.4% decrease in the per-unit costs of purchased power.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $119.2 million and $94.6 million adjustment to purchase power expense for the nine months ended September 30, 2006, and September 30, 2005, respectively.

Electric operating expenses

Electric operating expenses increased $7.7 million during the nine months ended September 30, 2006, compared to the same period in 2005. The following changes contributed to the net change for 2006:

(In millions)	Nine Months Ended Sept. 30, 2006
Increased rent expense (a)	$4.9
Increased transmission costs	0.2
Decreased production costs	(0.4)
Increased distribution costs	0.4
Increased other general and administrative expenses	1.4
Increased customer services, promotions, and account costs	1.2
Total electric operating expenses	$7.7

(a)

This increase relates to the leasing arrangement between MGE and MGE Power West Campus. In accordance with the terms of this leasing arrangement, the electric segment recorded $11.3 million and $6.4 million in rent expense for the nine months ended September 30, 2006, and September 30, 2005, respectively. Upon consolidation, this amount is eliminated.

Electric maintenance expense

For the nine months ended September 30, 2006, electric maintenance expense increased $0.5 million compared to the same period in the prior year. This increase is primarily attributable to increases in production and distribution maintenance expenses.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.7 million for the nine months ended September 30, 2006, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the nine months ended September 30:

	Revenues			Deliveries
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2006	2005	% Change	2006	2005	% Change
Residential	$69,027	$66,488	3.8%	54,795	60,867	(10.0%)
Commercial/industrial	51,389	49,054	4.8%	51,738	56,095	(7.8%)
Total retail	120,416	115,542	4.2%	106,533	116,962	(8.9%)
Gas transportation	1,923	2,038	(5.6%)	26,850	31,507	(14.8%)
Other revenues	2,822	1,870	50.9%	-	-	-
Total	$125,161	$119,450	4.8%	133,383	148,469	(10.2%)
Heating degree days (normal 4,519)				4,085	4,209	(2.9%)

Gas revenues increased $5.7 million or 4.8% for the nine months ended September 30, 2006. These changes are related to the following factors:

(In millions)	Nine Months Ended Sept. 30, 2006
Gas costs/rates	$15.2
Gas deliveries	(10.3)
Transportation and other effects	0.8
Total	$5.7
Average rate per therm of retail customers	$1.13

•

Gas costs/rates. The average retail rate per therm for the nine months ended September 30, 2006, increased 14.1% compared to the same period in 2005. This increase is primarily a result of rising gas costs.

•

Retail gas deliveries. The 8.9% decrease in retail gas deliveries for the nine months ended September 30, 2006, was mainly a result of warmer temperatures reflected by a 2.9% decrease in the number of heating degree days during the nine month period compared to the same period last year.

•

Transportation and other revenues. Other revenues increased a total of $0.8 million due to increased income from the GCIM and other miscellaneous decreases. For the nine months ended September 30, 2006, as a result of certain opportunity sales, additional income was earned under the capacity incentive mechanism.

Natural gas purchased

For the nine months ended September 30, 2006, natural gas purchased increased by $4.0 million. The increase reflects a 15.2% increase in the market price of natural gas, which resulted in an increase of $11.3 million. This increase was partially offset by a decrease in the volume of gas purchased ($7.3 million).

Gas operating expenses

Gas operating expenses increased $2.2 million for the nine months ended September 30, 2006, compared to the same period a year ago. The following changes contributed to the net change in gas operating expense for the year:

(In millions)	Nine Months Ended Sept. 30, 2006
Increased production costs	$0.3
Increased distribution costs	0.3
Increased customer services, promotions, account costs	0.7
Increased other administrative and general expenses	0.9
Total gas operating expenses	$2.2

Gas maintenance expense

Gas maintenance expense decreased by $0.2 million for the nine months ended September 30, 2006, compared to the same period in the prior year. This decrease relates to decreases in distribution maintenance projects.

Gas depreciation expense

Gas depreciation expense increased $0.3 million for the nine months ended September 30, 2006, compared to the same period in the prior year. This increase is due to an increase in gas plant assets.

Other Income (Loss)

Other income for the nine months ended September 30, 2006, for the electric and gas segments was $0.7 million compared to $0.1 million for the same period in the prior year. During 2006, the gas and electric segments recognized a total of $0.3 million in AFUDC-equity, $0.2 million in equity earnings, and a $0.6 million gain on a heating degree collar (see Footnote 16 for further discussion). This income was offset partially by a $0.1 million investment impairment charge, and $0.3 million in miscellaneous expenses.

For the nine months ended September 30, 2005, the gas and electric segments recognized a total of $0.3 million in AFUDC-equity funds. This income was partially offset by $0.2 million in miscellaneous expenses recorded in the electric and gas segments.

Interest Expense

For the nine months ended September 30, 2006, total interest expense for the electric and gas segments increased $1.2 million when compared to the same period in the prior year. This increase represents an increase in interest expense on short-term debt at the electric and gas segments as a result of increased levels of short-term debt.

Nonregulated Energy Operations

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations were $14.0 million for the nine months ended September 30, 2006, compared to $6.8 million for the same period in the prior year. These amounts include $11.3 million and $6.4 million, respectively, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road (2006 only). MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the nine months ended September 30, 2006, and September 30, 2005, MGE Power West Campus recognized $0.9 million and $0.4 million, respectively, related to carrying costs on the WCCF, management, demolition, and removal fees, respectively.

MGE also received approval from the PSCW to collect approximately $52.8 million in carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. A portion of this amount is being recognized over the period allowed for recovery in rates ($34.0 million) and a portion is being deferred and will be recognized over the period in which the facility is depreciated ($18.8 million). For the nine months ended September 30, 2006, MGE Power Elm Road recognized $1.8 million related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

Nonregulated energy operations and maintenance expense for the nine months ended September 30, 2006, and September 30, 2005, was $0.1 million. These expenses primarily relate to general and administrative expenses at MGE Power West Campus.

Nonregulated energy depreciation expense

Depreciation expense began when the WCCF commenced operation on April 26, 2005. Depreciation expense for the nine months ended September 30, 2006, was $2.1 million compared to $1.2 million for the nine months ended September 30, 2005.

Nonregulated energy interest expense, net

For the nine months ended September 30, 2006, interest expense, net at the nonregulated energy operations segment increased $1.1 million compared to the same period in the prior year. Interest expense at the nonregulated energy segment for the nine months ended September 30, 2006, represents interest expense on the long-term borrowings incurred by MGE Power West Campus. On September 30, 2003, MGE Power West Campus issued $30.0 million of 5.68% senior secured notes maturing September 25, 2033 and on October 27, 2005, issued $20.0 million of 5.19% senior secured notes also due September 25, 2033. Interest expense for the nine months ended September 30, 2006, and September 30, 2005, related to these borrowings was $2.1 and $1.0 million, respectively.

During construction of the WCCF, MGE Power West Campus recorded capitalized interest in accordance with the provisions of SFAS 34. As such, during the nine months ended September 30, 2005, $0.7 million in capitalized interest was recognized as an offset to interest expense. On April 26, 2005, when the electric generation facilities of WCCF began generating electricity, MGE Power West Campus discontinued the capitalization of interest, as the project was deemed to be substantially complete.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the nine months ended September 30, 2006, MGE Power Elm Road was charged $1.3 million in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation. The interest expense at MGE Power Elm Road is offset by $1.3 million in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road Project.

Transmission Investment Operations

Transmission investment other income (loss)

For the nine months ended September 30, 2006, other income at the transmission investment segment was $4.0 million compared to $3.6 million for the same period in the prior year. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations

All other nonregulated revenues

During the nine months ended September 30, 2006, the all other segment did not generate any revenues. However, MGE Construct received service fees of $1.3 million from the State for the nine months ended September 30, 2005. The service fees earned related to MGE Construct's role as EPC contractor for WCCF. This amount was classified as nonregulated revenue within MGE Energy's financial statements. The total fee of $5.0 million had been recognized at June 30, 2005. This amount was recognized as services were rendered and was collected over a 22-month period.

All other operations and maintenance expense

All other operations and maintenance expense for the nine months ended September 30, 2006, increased $0.3 million compared to that for the nine months ended September 30, 2005. This increase is attributable to a $0.1 million increase in other general and administrative expenses. Additionally, during the nine months ended September 30, 2005, MGE recorded a $0.2 million gain as a result of the settlement of disputed legal fees related to the formation of the holding company.

All other interest income (expense)

All other interest income, net for the nine months ended September 30, 2006, was $0.6 million. This interest income represents $1.3 million in interdepartmental interest income from MGE Power Elm Road, offset in part by $0.7 million in interest on long-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $1.4 million or 14.3% for the nine months ended September 30, 2006, primarily because MGE's license fee tax increased. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 38.6% for the nine months ended September 30, 2006, compared to 38.8% for the same period in 2005. This decrease is primarily attributable to the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004 and an increase in the Medicare Part D federal subsidy, which is not taxable.

Minority Interest, Net of Tax

For the nine months ended September 30, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $5.8 million and $1.1 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.3 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

For the nine months ended September 30, 2005, MGE Energy (through its wholly owned subsidiary, MGE Power) had earned $3.4 million, net of tax, for its interest in MGE Power West Campus.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

Wind contracts

On September 29, 2006, MGE entered into contractual arrangements for the required wind turbines, substation, and land related to the construction of the Worth County Iowa wind-powered electric generating facility. These contractual arrangements represent $46.1 million in capital commitments. Based on current forecasts, $11.3 million of these commitments is expected to be expended in 2006 ($10.5 million of this amount has been expended as of September 30, 2006), $34.0 million is expected to be expended in 2007, and $0.8 million is expected to be expended in 2008. Additionally, MGE has $0.1 million in future operating commitments related to the Worth County Project. This amount will be expended ratably between 2008 and 2010.

In conjunction with the wind turbine supply agreement, on September 29, 2006, MGE Energy entered into a parent guaranty. Under this agreement, MGE Energy guarantees MGE's payment and performance.

On November 7, 2006, MGE entered into an agreement to purchase a transformer for the Top of Iowa Phase II Wind Power Project (the "Project") (see Footnote 11). This transformer will serve the entire 112 MW Project. Pursuant to the provisions of this agreement, MGE is jointly and severally liable with another party for the $1.4 million purchase price of the transformer. Assuming there is no default on the part of the other party to this contract, MGE will pay 26.5% or $0.4 million of the total contract price and the other party will by the balance. MGE expects to expend $0.1 million of their share of the costs in 2006 and $0.3 in 2007.

Environmental commitments

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. Such permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards and existing and proposed state mercury emissions limits, may result in additional operating and capital expenditure costs at Blount and Columbia. During the nine month period ended September 30, 2006, Columbia entered into contractual commitments with various vendors in response to the aforementioned regulations. Although MGE is not a direct party to these agreements, as a result of the joint plant ownership agreement that is in place, MGE is indirectly a party to these agreements and is contractually obligated to any commitments made. MGE's share of these commitments will be $0.7 million in 2006 and $0.3 million in 2007. These costs are expected to be capitalized and included in the Condensed Consolidated Balance Sheet of MGE.

Other contractual obligations and commercial commitments

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2006. Further discussion of the contractual obligations and commercial commitments is included in Footnote 14 of this filing and in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2005.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the nine months ended September, 2006 and 2005, respectively:

	MGE Energy		MGE
(In thousands)	2006	2005	2006	2005
Cash provided by/(used for):
Operating activities	$92,327	$62,363	$89,255	$58,275
Investing activities	(63,177)	(33,164)	(63,043)	(32,952)
Financing activities	(30,407)	(29,871)	(26,458)	(25,490)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities increased $30.0 million for the nine months ended September 30, 2006, when compared to the same period in the prior year. This increase is partially attributable to a $7.7 million increase in net income between the periods. Also, during the period, MGE billed $10.4 million (net of $6.1 million returned to customers between March 9, 2006, and September 30, 2006) in electric rates which, pursuant to an interim order issued by the PSCW, is required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the nine months ended September 30, 2006, and is shown as a noncash adjustment to net income on the consolidated statement of cash flows of MGE Energy. Depreciation expense increased $1.8 million between the periods primarily as a result of depreciation related to WCCF, which commenced in April 2005. During the nine month period ended September 30, 2006, MGE Energy recorded a $2.7 million provision for doubtful accounts. This represents a $1.3 million increase from the amount recorded in the same period in the prior year. This increase is largely attributable to the increases in gas and electric rates. MGE Energy also recorded $8.6 million in employee benefit plan costs compared to $7.5 million for the same period in the prior year.

For the nine months ended September 30, 2006, current assets decreased $32.1 million compared to $2.8 million for the nine months ended September 30, 2005, due largely to the decreases in fuel costs that have been experienced. As a result of the natural disasters and the related damage to the energy infrastructure that occurred during the nine month period ended September 30, 2005, natural gas prices rose to abnormally high levels. These events increased prices, which impacted receivables, stored natural gas inventory, and unbilled revenues in 2005.

The decrease in current assets for the nine months ended September 30, 2006, is primarily attributable to a decrease in stored natural gas inventory, unbilled revenues, receivables, and prepaid taxes. Additionally, during the nine months ended September 30, 2006, MGE Construct collected $2.4 million of the retainage receivable from the State under the EPC agreement related to the construction of the WCCF. These decreases are slightly offset by increases in materials and supplies, fossil fuel, and other prepayments.

Current liabilities decreased $10.5 million for the nine months ended September 30, 2006, compared to a $4.7 million increase for the nine months ended September 30, 2005. This change is primarily attributable to changes in the cost of purchased gas and a change in our deferred credits balance. These credits represent deferred credits related to our purchased gas account and are recognized based on projected gas sales volumes in accordance with the PGA clause.

Cash outflows related to other noncurrent items, net was $0.3 million for the nine months ended September 30, 2006, compared to $2.9 million in the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts were deferred on MGE Energy's balance sheet until the lease term commenced. At September 30, 2005, $1.3 million was collected from ratepayers and included in operating activities.

MGE

Cash provided by operating activities was $89.3 million for the nine months ended September 30, 2006, compared to $58.3 million for nine months ended September 30, 2005. This increase is partially attributable to a $4.4 million increase in net income between the periods. Also, during the period, MGE billed $10.4 million (net of $6.1 million returned to customers from March 9, 2006, to September 30, 2006) in electric rates which, pursuant to an interim order issued by the PSCW, is required to be refunded to customers. This credit was recorded as a reduction to other electric revenues in the consolidated income statement of MGE for the nine months ended September 30, 2006, and is shown as a noncash adjustment to net income on the consolidated statement of cash flows of MGE. Depreciation expense increased $1.8 million between the periods primarily as a result of depreciation related to WCCF. During the nine months ended September 30, 2006, and September 30, 2005, $7.2 million and $3.4 million, respectively, in minority interest, net of tax was recorded. These amounts relate to net income earned by MGE Energy from its interest in MGE Power West Campus, MGE Power Elm Road (2006 only), and MGE Transco. During the nine month period ended September 30, 2006, MGE recorded a $2.7 million provision for doubtful accounts. This represents a $1.3 million increase from that recorded in the same period in the prior year. This increase is largely attributable to the increases in gas and electric rates. MGE also recorded $8.6 million in employee benefit plan costs compared to $7.5 million for the same period in the prior year.

For the nine months ended September 30, 2006, current assets decreased $29.8 million compared to $0.6 million for the nine months ended September 30, 2005, due largely to the decreases in fuel costs that have been experienced. As a result of the natural disasters and the related damage to energy infrastructure that occurred during the period ended September 30, 2005, natural gas prices rose to abnormally high levels. These events increased prices, which impacted receivables, stored natural gas inventory, and unbilled revenues in 2005.

The decrease in current assets for the nine months ended September 30, 2006, is primarily attributable to a decrease in stored natural gas inventory, unbilled revenues, receivables, and prepaid taxes. These decreases are slightly offset by increases in materials and supplies, fossil fuel, and other prepayments.

Current liabilities decreased $8.6 million for the nine months ended September 30, 2006, compared to a $6.1 million increase for the nine months ended September 30, 2005. This change is primarily attributable to changes in the costs of purchased gas and a change in our deferred credits balance. These credits represent deferred credits related to our purchased gas account and are recognized based on projected gas sales volumes in accordance with the PGA clause.

Cash outflows related to other noncurrent items, net were $0.4 million for the nine months ended September 30, 2006, compared to $2.9 million in the nine months ended September 30, 2005.

During the nine months ended September 30, 2005, MGE began recovering in electric rates the costs associated with the lease payment for the West Campus Cogeneration plant. These amounts were deferred on MGE's balance sheet until the lease term commenced. At September 30, 2005, $1.3 million was collected from ratepayers and included in operating activities.

Cash Used for Investing Activities

MGE Energy

In the nine months ended September 30, 2006, MGE Energy's cash used for investing activities increased $30.0 million. Capital expenditures for the nine months ended September 30, 2006, were $60.0 million. This amount represents a $10.8 million increase from the expenditures made in the same period in the prior year. This increase is related to the construction activity for Elm Road ($21.4 million) and a $0.3 million increase in MGE utility plant additions. Capital expenditures for the Elm Road project began in November 2005. This increase is largely offset by a $10.9 million decrease in capital expenditures related to WCCF for the nine months ended September 30, 2006, compared to the same period in the prior year, reflecting the substantial completion of that project in April 2005.

During the nine months ended September 30, 2006, MGE Energy made $1.9 million in capital contributions to ATC and $0.2 million in capital contributions to other investments. For the nine months ended September 30, 2005, MGE Energy made $0.3 million in capital contributions to various investments. No such contributions to ATC were made in 2005. Dividend income received from ATC was $3.0 million during the nine months ended September 30, 2006, compared to $2.7 million during the nine months ended September 30, 2005. In the first quarter 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2006; however, funds were indirectly advanced. Namely, during the nine months ended September 30, 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.6 million in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full. During the nine months ended September 30, 2006, there was a $3.4 million decrease in the restricted cash account, compared to a $0.8 million increase for the same period in the prior year. This change is primarily attributable to a change in the balance required to be held in margin accounts for electric and gas risk management activities.

MGE

Cash used for investing activities was $63.0 million for the nine months ended September 30, 2006, compared to $33.0 million in the same period in the prior year. Capital expenditures for the nine months ended September 30, 2006, were $60.0 million. This amount represents a $10.8 million increase from those made in the same period in the prior year. This increase is related to the construction activity for Elm Road ($21.4 million) and a $0.3 million increase in MGE utility plant additions. Capital expenditures for the Elm Road project began in July 2005. This increase is largely offset by a $10.9 million decrease in capital expenditures related to WCCF for the nine months ended September 30, 2006, compared to the same period in the prior year, reflecting the substantial completion of that project in April 2005.

During the nine months ended September 30, 2006, MGE Transco made capital contributions to ATC totaling $1.9 million. No such contributions were made in 2005. Dividend income from ATC for the nine months ended September 30, 2006, was $3.0 million, compared to $2.7 million for the same period in the prior year. In the first quarter of 2005, MGE collected $13.0 million in funds previously advanced to ATC in conjunction with the WCCF project. No additional funds were advanced to ATC directly during 2006; however, funds were indirectly advanced. Namely, during the nine months ended September 30, 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.6 million in funds to WEPCO, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $30.4 million for the nine months ended September 30, 2006, compared to $29.9 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, net short term debt repayments were $15.5 million compared to $10.9 million for the same period in the prior year. MGE Energy received $6.3 million in cash proceeds as the result of stock sold under the Stock Plan during both the nine month periods ended September 30, 2006, and $2.3 million in September 30, 2005. This increase is largely attributable to a change from using open market purchases in the nine months ended September 30, 2005, to satisfy Stock Plan requirements to using newly issued shares in the nine months ended September 30, 2006.

Cash dividends paid for the nine months ended September 30, 2006, and September 30, 2005, were $21.3 million and $21.0 million, respectively. The cash dividends for the nine months ended September 30, 2006, were higher than those paid for the nine months ended September 30, 2005, as result of a higher dividend per share ($1.038 vs. $1.029) and a slight increase in the number of shares outstanding. At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. During the nine months ended September 30, 2006, these shares were sold to participants of the Stock Plan. No treasury stock was purchased by MGE Energy during the nine months period ended September 30, 2006. For the nine month period ended September 30, 2005, $0.2 million in treasury stock was purchased (net).

MGE

During the nine months ended September 30, 2006, cash used for MGE's financing activities was $26.5 million compared to $25.5 million in the same period in the prior year. For the nine months ended September 30, 2006, and September 30, 2005, net short term debt repayments were $26.0 million and $4.7 million, respectively. Cash dividends paid from MGE to MGE Energy for the nine months ended September 30, 2006, were $13.0 million. During this same period, cash dividends of $7.3 million were paid by MGE Power West Campus to MGE Energy. These cash outflows were offset by $12.3 million in equity contributions received by MGE Power West Campus, MGE Power Elm Road, and MGE Transco from MGE Energy. These amounts are included in minority interest on the MGE consolidated balance sheet. Additionally, for the nine months ended September 30, 2006, $7.8 million in affiliate financing was received by MGE Power Elm Road. These funds were used to finance the Elm Road project. Cash used for other financing activities was $0.3 million for the nine months ended September 30, 2006.

For the nine months ended September 30, 2005, cash dividends made from MGE to MGE Energy were $19.3 million. During this same period, MGE Power West Campus received $8.9 million in equity contributions and paid $10.3 million in dividends to MGE Energy.

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's First Mortgage Bonds. MGE has covenanted with the holders of its First Mortgage Bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	Sept. 30, 2006	Dec. 31, 2005
Common shareholders' equity	55.5%	53.0%
Long-term debt	31.9%	34.3%
Short-term debt	12.6%	12.7%

MGE Energy's and MGE's Capital Requirements

As of September 30, 2006, MGE and MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is largely attributable to the reclassification of $15.0 million of long term debt which matures on September 20, 2007, from a long-term to current liability. MGE intends to refinance this instrument with an additional long-term debt facility. Additionally, reflected in the September 30, 2006, balance sheet is a $10.5 million accrual related to capital expenditures for the Worth County wind project and short-term debt related to the financing of the Elm Road Project. MGE is currently funding the majority of its capital commitments for the Worth County wind project and the Elm Road project with a short-term bank line of credit. MGE intends to fund future capital commitments for these projects with funds generated from normal operations, and financing received from MGE Energy. MGE Energy intends to finance these capital contributions primarily through the issuance of equity securities and short-term debt, as needed.

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2006, capital expenditures for MGE Energy and MGE totaled $60.0 million, which included $21.4 million of capital expenditures for Elm Road, $1.7 million of capital expenditures for MGE Power West Campus, and $36.9 million of capital expenditures for utility operations.

As of September 30, 2006, MGE Power Elm Road's remaining capital commitments for Elm Road are estimated to be $124.7 million. Based on current forecasts, capital costs for this project are expected to be $7.0 million in 2006 (excludes spending as of September 30, 2006), $50.5 million in 2007, $42.7 million in 2008, $20.9 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project cost estimate or timing differences. Capital commitments, including the transformer agreement, for the Worth County wind generating electric facility are expected to be $11.4 million in 2006, $34.3 million in 2007, and $0.8 million in 2008.

During the nine months ended September 30, 2006, MGE Transco made $1.9 million in capital contributions to ATC. No additional capital contributions for ATC are expected to be made in 2006.

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

Nonregulated Energy Outlook

Elm Road

On November 4, 2005, MGE Power Elm Road acquired an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. On that date, MGE Power Elm Road also made its initial payment for its share of construction costs. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $170 million, which it intends to finance primarily through funds received from MGE Energy. MGE Energy expects that these funds will be raised through the sale of common stock, short-term debt, and normal operations. At September 30, 2006, MGE Power Elm Road had incurred $45.1 million (excluding capitalized interest) of costs on the project, which is reflected in the Construction Work In Progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Of this amount, $2.4 million has not yet been paid.

As part of the Elm Road transaction, MGE Power Elm Road entered into a facility lease agreement with MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% rent reduction in the first five years.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates total carrying costs to be approximately $52.8 million. This amount is expected to be collected over multiple years. Of these costs, $18.8 million is estimated to relate to the capitalized interest and the debt portion of the facility. These costs will be deferred and recognized over the period in which the facility will be depreciated. The remaining $34.0 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. MGE expects to begin collecting the management fees and community impact mitigation costs in rates in 2007. These costs are expected to be collected over a one year period. MGE began collecting carrying costs in rates in 2006. As of September 30, 2006, $2.8 million had been collected. Of this amount, $1.0 million relates to the debt portion and was reflected as deferred revenue on the MGE financial statements. As mentioned, this amount will be recognized over the period in which the facility is depreciated. The remaining $1.8 million relates to the equity portion and was recognized as nonregulated revenues.

Business and Regulatory Environment

Wind Power Projects

On September 29, 2006, MGE formalized its plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility that will be constructed in Worth County, Iowa. Current forecasts estimate that this project will cost approximately $57 million to complete. Of this amount, MGE had incurred $10.5 million of those costs on the project as of September 30, 2006. This amount is reflected in the construction work in progress balance on MGE and MGE Energy's condensed consolidated balance sheets. Construction of this facility is expected to be completed by no later than December 31, 2007. This project is pending PSCW approval.

On July 16, 2004, MGE signed a 20-year power purchase agreement with a developer for 40 MW of wind energy to be located near Waupun, Wisconsin. The developer has experienced problems with obtaining site-related permits, and construction has not yet begun. In late March 2006, the developer claimed force majeure as a result of issues associated with obtaining required approvals. As a result, the obligations associated with the power purchase agreement are presently indeterminate. Accordingly, this agreement is not reflected in the purchased power commitments figures.

Blount Generating Station

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant is capable of burning coal and natural gas. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE estimates that this plan will result in the elimination of 60 positions.

On January 19, 2006, MGE entered into severance agreements awarding the nonunion employees impacted by the exit plan severance benefits. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW awarding union employees impacted by the aforementioned exit plan with involuntary and voluntary severance benefits. At September 30, 2006, MGE estimates that 31 IBEW union employees will receive the involuntary severance benefits. These benefits are expected to be paid to the union employees as a lump sum payment on December 31, 2011. MGE has accounted for the involuntary union and non-union severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the communication date based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. MGE estimates that $0.1 million of these benefits will be paid out in 2008, $0.1 million in 2010, and $1.0 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the impacted IBEW employees may elect to retire early and receive supplemental retirement benefits. In order to receive these benefits, the affected employees must declare their intent to retire early by no later than December 21, 2006 (for employees aged 60 or older) or December 31, 2007 (for employees aged less than 60). In accordance with the provisions of SFAS 88, MGE expects to recognize the related liability at the time the employees accept the offer and the amount can be reasonably estimated. As of September 30, 2006, none of the union employees have declared their intent to retire early and no liability has been recorded. As of September 30, 2006, MGE estimates that 18 employees will elect to receive the early retirement benefits. These benefits will be paid over a two year period and will be paid from the pension plan assets. As of September 30, 2006, MGE estimates that $0.4 million will be expended for these voluntary benefits.

The aforementioned exit plan has also resulted in a plan curtailment for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. To account for this curtailment, MGE and MGE Energy recorded a $0.2 million increase to their pension liability during the nine months ended September 30, 2006. MGE expects full regulatory recovery of these costs. As such, this charge was deferred and is reflected as a regulatory asset at September 30, 2006, in the consolidated financial statements of MGE and MGE Energy.

MGE anticipates full regulatory recovery of all costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset. See Footnote 15 for further discussion.

Regulatory Issues - Transmission

On April 1, 2005, the Midwest ISO implemented its bid-based energy market. Midwest ISO, a FERC approved RTO, is required to provide real-time energy services and a market-based mechanism for congestion management. This market-based platform for valuing transmission congestion is premised upon the LMP system that has been implemented in other states.

MGE received FTRs through the Midwest ISO allocation process. The Midwest ISO has also made available additional FTRs through an auction-based system run by the Midwest ISO. See Footnote 17 for further discussion.

Environmental Legislation

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources such as wind farms. See "Wind Power Projects" above for discussion of the wind agreement currently in place. Although MGE is seeking additional wind resources to comply with this initiative, no additional commitments exist at this time.

On May 12, 2005, the EPA promulgated the CAIR that is designed to mitigate the transport of fine particulate matter and ozone pollution by imposing emission reduction requirements on SO2 and NOx in 29 eastern states and the District of Columbia, including Wisconsin. These reductions would be implemented in two phases and may include a cap-and-trade system. Regional SO2 emissions would be reduced in 2010 by approximately 40% below 2003 levels and by approximately 70% below 2003 levels by 2015. Regional emissions of NOx would be cut in 2009 by approximately 55% below 2003 levels and in 2015 by approximately 65% below 2003 levels.

The Wisconsin Department of Natural Resources is in the process of developing state-specific modifications to the federal CAIR NOx rule which defines how Wisconsin allowances will be allocated to utilities in the state.

New Accounting Principles

FSP No. FIN 46(R)-6

In April 2006, the FASB issued FASB Staff Position No. FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), (FSP No. 46(R)-6). This pronouncement provides guidance on how a reporting enterprise should determine the variability to be considered in applying FASB interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which could impact the assessment of whether certain variable interest entities are consolidated. FSP No. 46(R)-6 became effective for MGE and MGE Energy on July 1, 2006. The provisions of FSP No. 46(R)-6 are applied prospectively. The impact on MGE and MGE Energy in periods subsequent to the effective date is dependent on transactions that could occur in future periods, and therefore cannot be determined until the transaction occurs. See Footnote 3 of Notes to Condensed Consolidated Financial Statements for information regarding FIN 46(R).

SFAS 156

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing right (by class) at either fair value or under the amortization method previously required under SFAS 140. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of the entity's fiscal year. MGE will not early adopt this statement and does not expect this statement to have a material impact on MGE Energy or MGE's consolidated financial statements.

SFAS 157

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact that SFAS 157 may have on their financial statements.

SFAS 158

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. This pronouncement requires the recognition of the funded status of defined benefit pension and other postretirement plans as a net liability or asset on the balance sheets as of December 31, 2006. The offset to this entry will be shown as an adjustment to accumulated other comprehensive income in shareholders' equity. This pronouncement requires that previously disclosed, but unrecognized gains/ losses, prior service costs, and transition assets or obligations be recognized at adoption as a component of accumulated other comprehensive income, net of applicable income taxes. These amounts will then be amortized out of accumulated other comprehensive income throughout the year and become a component of net benefit cost using the recognition provisions of SFAS 87 and SFAS 106. Under this pronouncement, companies will no longer need to report an additional minimum liability and any corresponding intangible assets, as the funded status will be fully recognized on the balance sheet. Although the pronouncement requires adjustments to other comprehensive income, MGE will reflect these adjustments as a regulatory asset. See note (a) in below table for further discussion of treatment of adjustments to other comprehensive income.

SFAS 158 also prohibits the use of a measurement date (to measure plans assets and obligations) that is prior to the year-end balance sheet date. This change has no impact on MGE and MGE Energy, as MGE and MGE Energy have consistently used a December 31 date to measure plan assets and obligations.

This pronouncement also requires additional annual disclosures. Separate disclosure on the financial statements is required for certain movements in the other comprehensive income balance. This statement also eliminates certain disclosures previously required under SFAS 132, such as the reconciliation of the funded status.

The impacts of SFAS 158 will be reflected in the consolidated financial statements of MGE and MGE Energy for the year ended December 31, 2006. Based on the December 31, 2005, measurement data, MGE estimates that adoption of SFAS 158 will result in the following impacts to MGE and MGE Energy's December 31, 2006, balance sheet. These numbers will likely change when the measurement of benefit plan assets and obligations is re-performed as of December 31, 2006.

(In thousands)	Pension Benefits (c)	Other Postretirement Benefits	Total
Increase in pension liability	$25,764	$22,641	$48,405
Increase in regulatory asset (a)	$29,793	$22,641	$52,434
Decrease in intangible asset	$(4,029)	-	$(4,029)
Increase in deferred tax asset (b)	-	-	-

(a)

On December 21, 2004, the PSCW issued a final order which stated that minimum pension liabilities related to regulated operations should be classified within the financials statements as regulatory assets, rather than within other comprehensive income as prescribed by SFAS 87. Because the debit to other comprehensive income for the additional minimum pension liability represents future expenses that are expected to be recovered in rates, the PSCW concluded that a regulatory asset should be recorded in lieu of an adjustment to other comprehensive income. Under SFAS 158, the adjustment to other comprehensive income will also represent future expenses that will be recoverable in rates. In accordance with the December 21, 2004 PSCW final order, MGE intends to classify any adjustments to accumulated other comprehensive income required under the provisions of SFAS 158, as regulatory assets.

(b)

There is expected to be no impact on MGE's deferred tax asset balance as the deferred tax liability related to the regulatory asset is equal and offsetting to the deferred tax asset that is required on the pension liability.

(c)

Amount includes both qualified and nonqualified plans.

Pension Protection Act

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact this legislation may have on the financial statements.

EITF 06-03

At its June 28, 2006, meeting, the FASB ratified the consensus reached by the Task Force on EITF Issue 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The scope of this Issue includes taxes that are externally imposed on a revenue producing transaction between a seller and a customer. The Task Force concluded that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of such taxes. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. This issue is effective for the first annual or interim reporting period beginning after December 15, 2006. MGE and MGE Energy record such taxes on a net basis. MGE and MGE Energy do not expect this statement to have any impact on their consolidated financial statements.

FIN 48

In June 2006 the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the tax authorities' full knowledge of the position and relevant facts, but without considering time values. This interpretation is effective for annual periods beginning after December 15, 2006. Accordingly, MGE Energy and MGE expect to adopt FIN 48 on January 1, 2007. MGE Energy and MGE are currently reviewing this interpretation to determine the effects on their financial statements.

SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108) regarding the quantification of financial statement misstatements. SAB No. 108 requires a "dual approach" for quantifications of errors using both a method that focuses on the income statement impact, including the cumulative effect of prior years' misstatements, and a method that focuses on the period-end balance sheet. SAB No. 108 will be effective as of January 1, 2007. The adoption of this standard is not expected to have a material impact on MGE or MGE Energy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE's market risk has not changed between 2005 and 2006. MGE does not enter into speculative trading transactions.

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less gas purchased) is collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margin.

On November 1, 2006, MGE entered into a nonexchange traded weather derivative. This agreement extends from January 2007 until March 2007. This agreement has a premium of $0.3 million. Under this agreement MGE is subject to a floor and a ceiling based on forecasted heating degree days during the indicated period. If heating degree days are below the floor, MGE is entitled to receive payment and if actual heating degree days exceed the ceiling, MGE is obligated to make a payment. Any payment or receipt is limited to $1.4 million. MGE is accounting for the HDD collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives.

On October 17, 2005, MGE entered into a nonexchange traded weather derivative. This agreement extended from January 2006 until March 2006 and had a premium of $0.1 million. Additionally, any payment or receipt under this agreement was limited to $0.6 million. The Company accounted for the weather derivative using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives. Through March 31, 2006, actual HDD were 3,175, resulting in a $0.6 million gain for MGE.

A summary of actual weather information in the utility segment's service territory during 2006 and 2005 as measured by degree days, may be found in Results of Operations.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices, including the use of commodity and financial instruments (see Footnote 16 of the Notes to Condensed Consolidated Financial Statements). MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel, purchased energy, and the cost of natural gas purchased for resale. MGE's electric fuel costs are subject to fuel rules established by the PSCW, which further mitigate commodity risk. Under the PGA authorized by the PSCW, MGE passes through to customers the cost of gas, subject to certain limited incentives. Effective May 25, 2006, the PSCW modified MGE's fuel rules bandwidth to a range of 2%. Accordingly, MGE may be required to make a refund to customers if its actual fuel costs are lower than 98% of the projected fuel costs in its most recent rate case. Conversely, MGE would be allowed to request a surcharge if its actual electric fuel costs are higher than 102% of the projected electric fuel costs in its most recent rate case. Prior to this amendment, the range was -0.5% to +2.0%.

Under the fuel rules, MGE may include the costs and benefits of fuel price risk management tools implemented under a risk management plan approved by the PSCW. In 2005, the PSCW extended its conditional approval of MGE's Electric Procurement Risk Management Program through December 31, 2007.

MGE has a limited number of financial gas commodity contracts. These contracts are primarily comprised of exchange-traded option contracts to manage the cost of gas and over-the-counter financial floating-to-fixed price swaps and calls for the "Winter Set-Price Firm Gas Sales Service" pilot program. The derivative amounts recorded as a result of these gas contracts are offset with a corresponding regulatory asset or liability because these transactions are part of the PGA and not subject to incentive participation.

Interest Rate Risk

Both MGE and MGE Energy have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

Equity Price Risk - Pension-Related Assets

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

Construction Risk

On November 4, 2005, MGE Power Elm Road closed on the exercise of an option to acquire an undivided 8.33% ownership interest in each of two 615 MW advanced technology, coal-fired generating units being constructed by We Energies in Oak Creek, Wisconsin. The PSCW previously issued an order that approves key financial terms of the leased generation contracts including fixed construction cost of the two Elm Road units.

Large construction projects of this type are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials; the inability of the general contractor or subcontractors to perform under their contracts, strikes, or adverse weather conditions; the inability to obtain necessary permits in a timely manner; and changes in applicable laws or regulations, governmental actions, and events in the global economy. If the final costs for the construction of the Elm Road units exceed the fixed costs allowed in the PSCW order, this excess cannot be recovered from MGE or its customers unless specifically allowed by the PSCW. Project costs above the authorized amount, but below the 5% cap will be subject to a prudence determination by the PSCW.

The start of construction was delayed by litigation. Thus, We Energies estimates that project costs will increase. MGE Power Elm Road's estimated share of the increase is approximately $4.0 million. This represents an increase of approximately 2.4% in the total cost of the project. We Energies believes these costs are ultimately recoverable under the terms of the lease agreements, however, recovery is subject to final calculation of costs and also to review and approval by the PSCW.

We Energies applied to the DNR to modify the existing WPDES permit that is required for operation of the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units. In March 2005, the DNR determined that the proposed cooling water intake structure and water discharge system meets regulatory requirements and reissued the WPDES permit with specific limitations and conditions. The opponents filed a petition for judicial review in Dane County Circuit Court and a request for a contested case proceeding with the DNR. In September 2005, the judicial review proceeding in Dane County Circuit Court was dismissed. All parties to this action agreed to the dismissal. The DNR granted a contested case hearing. On July 10, 2006, the Administrative Law Judge issued a decision in the contested case hearing which upheld the DNR's decision to grant the permit. That decision was appealed to the Dane County Circuit Court in August 2006 and briefing is expected to be completed in December 2006.

In May 2005, We Energies received the Army Corps of Engineers federal permit necessary for the construction of the Oak Creek expansion. Opponents may appeal the permit in federal court.

On September 29, 2006, MGE formalized its plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility that will be constructed in Worth County, Iowa. Current forecasts estimate that this project will cost approximately $55 million to complete. Construction of this facility is expected to be completed by no later than December 31, 2007. As mentioned above, large construction projects of this type are subject to usual construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials; the inability of the general contractor or subcontractors to perform under their contracts, strikes, or adverse weather conditions; the inability to obtain necessary permits in a timely manner; and changes in applicable laws or regulations, governmental actions, and events in the global economy. Pursuant to current federal tax law, if the turbines are in service on or prior to December 31, 2007, the owner will be entitled to an estimated annual tax credit of $1.9 million, plus an adjustment for inflation, for a period of 10 years. Based on prior legislative action, MGE expects that these laws will be extended to include projects placed in service after December 31, 2007. However, there is no definitive legislation currently in place extending these tax credits. If the generating facility is not in service as of December 31, 2007, under the contractual agreements that MGE currently has in place, MGE is entitled to certain liquidated damages. Namely, assuming MGE is not at fault, MGE is entitled to a daily fee of less than $0.1 million for each day of delay. The total of the daily penalties may not exceed 15% of the contract price, or $6.3 million. If such delay were to occur and MGE was not entitled to the wind tax credits, MGE expects the additional cost would be recoverable in rates.

Regulatory Recovery Risk

MGE's electric operations burn natural gas in several of its peak power plants or as a supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. Effective May 25, 2006, the PSCW modified MGE's fuel rules bandwidth to a range of 2%. Accordingly, MGE may be required to make a refund to customers if its actual fuel costs are lower than 98% of the projected fuel costs in its most recent rate case. Conversely, MGE would be allowed to request a surcharge if its actual electric fuel costs are higher than 102% of the projected electric fuel costs in its most recent rate case. Prior to this amendment, the range was -.5% to +2.0%. See Footnote 18b of Notes to Condensed Consolidated Financial Statements for information regarding interim fuel credits ordered by the PSCW and being made by MGE.

On January 19, 2006, MGE announced a plan to discontinue coal use at the end of 2011 at Blount. MGE anticipates full regulatory recovery of the costs associated with this plan. If such recovery is not awarded, this plan will either be substantially modified or terminated.

Credit Risk - Counterparty

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. As a result, MGE has a broad customer base.

Cash, cash equivalents, and customer accounts receivable are the financial instruments that potentially subject MGE Energy and MGE to concentrations of credit risk. MGE Energy and MGE place their cash and cash equivalents with high credit-quality financial institutions. MGE has limited concentrations of credit risk from customer accounts receivable because of the large number of customers and strong economy in its service territory.

Item 4. Controls and Procedures.

MGE Energy

During the third quarter of 2006, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2006, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2006, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

MGE

During the third quarter of 2006, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2006, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2006, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's annual report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors.

At September 30, 2006, the Registrants' risk factors changed from the risk factors described in their annual report on Form 10-K for the year ended December 30, 2005, as reflected in the following revision of the last risk factor appearing under "Operating Risk" in Item 1A. Risk Factors of that annual report on Form 10-K:

We face construction risk in connection with the completion of several generating units.

We have assumed risks under the agreements related to our partial ownership interest in two 615 MW coal-fired generating units being constructed in Oak Creek, Wisconsin and our ownership interest in a 29.7 MW wind-powered generating facility being constructed in Worth County, Iowa. The completion of these projects is subject to construction risks over which we will have limited or no control and which might adversely affect project costs and completion time. These risks include, but are not limited to, shortages of, the inability to obtain or the cost of labor or materials, the inability of the general contractor or subcontractors to perform under their contracts, strikes, adverse weather conditions, the inability to obtain necessary permits in a timely manner and changes in applicable laws or regulations, governmental actions and events in the global economy. In addition, in the case of the units being constructed in Oak Creek, if the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW. Further, a delay in the completion of the Worth County facility beyond December 31, 2007, could result in the loss, under present law, of federal tax credits. It is not clear that the PSCW would take into account the loss of the tax credits in setting rates based upon the investment in the facility.

Item 6. Exhibits.

10.1

Line of Credit Note, dated as of September 29, 2006, among Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender.

10.2

Wind Turbine Supply Agreement , dated as of September 29, 2006, among Madison Gas and Electric Company as Buyer and Vestas-American Wind Technology, Inc. as Supplier.

10.3

Warranty Agreement to the Wind Turbine Supply Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company as Buyer and Vestas-American Wind Technology, Inc. as Supplier.

10.4

Service and Maintenance Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company as Buyer and Vestas-American Wind Technology, Inc. as Supplier.

10.5

Asset Purchase Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company as Buyer and Northern Iowa Windpower II LLC and Northern Iowa Windpower III LLC as Seller.

10.6

Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Wiindpower II LLC as Joint Owners.

10.7

Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: November 7, 2006	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 7, 2006	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: November 7, 2006	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 7, 2006	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)