Form 10-Q
period 2007-03-31
MADISON GAS & ELECTRIC CO
filed 2007-05-08
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2007

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days: Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. and Madison Gas and Electric Company:  Yes [   ]  No [X]

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2007
MGE Energy, Inc.	Common stock, $1.00 par value, 21,215,575 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

Filing Format

Forward-Looking Statements

Where to Find More Information

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Consolidated Balance Sheets (unaudited)

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Consolidated Balance Sheets (unaudited)

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2006 Annual Report on Form 10-K: ITEM 1A. Risk Factors and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
ALJ	Administrative Law Judge
Alliant	Alliant Energy Corporation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
Blount	Blount Station
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CWDC	Central Wisconsin Development Corporation
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
DNR	Department of Natural Resources
Dth	dekatherms
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
IBEW	International Brotherhood of Electric Workers
interconnection agreement	Generation-Transmission Interconnection Agreement
IRS	Internal Revenue Service
kV	kilovolt
kWh	kilowatt-hour
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq National Stock Market
NOx	nitrogen oxide

NR	Natural Resources
NYMEX	New York Mercantile Exchange
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	sulfur dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WUMS	Wisconsin and Upper Peninsula of Michigan System

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Regulated revenues	$166,607	$157,662
Nonregulated revenues	1,279	923
Total Operating Revenues	167,886	158,585

Operating Expenses:
Fuel for electric generation	13,760	11,249
Purchased power	21,481	20,756
Natural gas purchased	67,343	63,467
Other operations and maintenance	31,705	30,565
Depreciation and amortization	8,057	7,721
Other general taxes	3,907	3,968
Total Operating Expenses	146,253	137,726
Operating Income	21,633	20,859

Other income, net	1,315	1,698
Interest expense	(3,540)	(3,830)
Income before income taxes	19,408	18,727
Income tax provision	(7,106)	(7,211)
Net Income	$ 12,302	$ 11,516

Earnings per Share of Common Stock (basic and diluted)	$0.59	$0.56

Dividends paid per share of common stock	$0.348	$0.345

Average Shares Outstanding (basic and diluted)	21,026	20,454

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$12,302	$11,516
Items not affecting cash:
Depreciation and amortization	8,057	7,721
Deferred income taxes	(2,188)	(3,116)
Amortization of investment tax credits	(103)	(108)
Equity earnings in ATC	(1,445)	(1,298)
Employee benefit plan expenses	2,040	2,847
Provision for doubtful accounts receivable	625	991
Amortization of debt issuance costs and discount	142	123
Reserve for fuel refund	-	5,132
Other items	(28)	264
Changes in working capital:
Decrease in current assets	19,346	25,306
Decrease in current liabilities	(164)	(5,926)
Dividend income from ATC	920	894
Cash contributions to pension and other postretirement plans	(4,760)	(4,127)
Other noncurrent items, net	584	1,397
Cash Provided by Operating Activities	35,328	41,616

Investing Activities:
Capital expenditures	(23,875)	(17,360)
Capital contributions to ATC and other investments	(123)	(661)
Advance to WEPCO for ATC work	(156)	(204)
Proceeds from sale of property	724	-
Other	900	2,113
Cash Used for Investing Activities	(22,530)	(16,112)

Financing Activities:
Issuance of common stock, net	6,036	-
Issuance of treasury stock	-	119
Cash dividends paid on common stock	(7,317)	(7,056)
Decrease in short-term debt, net	(10,000)	(17,500)
Other	-	546
Cash Used for Financing Activities	(11,281)	(23,891)

Change in Cash and Cash Equivalents	1,517	1,613
Cash and cash equivalents at beginning of period	3,003	3,331
Cash and cash equivalents at end of period	$ 4,520	$ 4,944

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2007	Dec. 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,520	$ 3,003
Restricted cash	1,956	4,243
Accounts receivable, less reserves of $3,236 and $3,489, respectively	47,372	33,397
Other accounts receivable, less reserves of $102 and $107, respectively	5,055	4,508
Unbilled revenues	21,839	26,038
Materials and supplies, at lower of average cost or market	15,035	15,052
Fossil fuel	5,647	6,010
Stored natural gas, at lower of average cost or market	11,009	31,465
Prepaid taxes	9,802	13,748
Regulatory assets - current	982	4,270
Other current assets	5,632	7,679
Total Current Assets	128,849	149,413
Other long-term receivables	4,767	4,631
Special billing projects	1,397	1,861
Regulatory assets	50,678	50,841
Other deferred charges	6,185	5,874
Property, Plant, and Equipment, Net	635,793	632,474
Construction work in progress	107,794	95,949
Total Property, Plant, and Equipment	743,587	728,423
Other Property and Investments	42,560	41,189
Total Assets	$978,023	$982,232

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$ 15,000	$ 15,000
Short-term debt	47,000	57,000
Accounts payable	37,571	45,063
Accrued interest and taxes	11,130	3,430
Deferred income taxes	2,058	3,917
Regulatory liabilities - current	3,546	2,943
Pension liability - current	614	614
Other current liabilities	12,691	15,894
Total Current Liabilities	129,610	143,861
Other Credits:
Deferred income taxes	101,610	101,700
Investment tax credit - deferred	3,394	3,497
Regulatory liabilities	25,787	24,207
Accrued pension and other postretirement benefits	72,783	76,050
Other deferred liabilities	21,522	20,285
Total Other Credits	225,096	225,739
Capitalization:
Common shareholders' equity	386,018	375,348
Long-term debt	237,299	237,284
Total Capitalization	623,317	612,632
Commitments and contingencies (see Footnote 15)	-	-
Total Liabilities and Capitalization	$978,023	$982,232

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating Revenues:
Regulated electric revenues	$ 76,764	$ 72,553
Regulated gas revenues	89,843	85,109
Nonregulated revenues	1,279	923
Total Operating Revenues	167,886	158,585

Operating Expenses:
Fuel for electric generation	13,760	11,249
Purchased power	21,481	20,756
Natural gas purchased	67,343	63,467
Other operations and maintenance	31,606	30,463
Depreciation and amortization	8,057	7,721
Other general taxes	3,906	3,968
Income tax provision	6,540	6,495
Total Operating Expenses	152,693	144,119
Operating Income	15,193	14,466

Other Income and Deductions:
AFUDC - equity funds	245	110
Equity earnings in ATC	1,445	1,298
Income tax provision	(464)	(716)
Other income (deductions)	(379)	287
Total Other Income and Deductions	847	979
Income before interest expense	16,040	15,445

Interest Expense:
Interest on long-term debt	3,893	3,485
Other interest	94	540
AFUDC - borrowed funds	(104)	(47)
Net Interest Expense	3,883	3,978
Net Income Before Minority Interest	$ 12,157	$ 11,467
Minority interest, net of tax	(2,713)	(2,375)
Net Income	$ 9,444	$ 9,092

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$ 9,444	$ 9,092
Items not affecting cash:
Depreciation and amortization	8,057	7,721
Deferred income taxes	(2,189)	(3,117)
Amortization of investment tax credits	(103)	(108)
Amortization of debt issuance costs and discount	142	123
Provision for doubtful accounts receivable	625	991
AFUDC - equity funds	(245)	(110)
Employee benefit plan expenses	2,040	2,847
Equity earnings in ATC	(1,445)	(1,298)
Minority interest, net of tax	2,713	2,375
Reserve for fuel refund	-	5,132
Other items	217	373
Changes in working capital:
Decrease in current assets	18,363	20,597
Increase (decrease) in current liabilities	1,004	(5,096)
Dividend income from ATC	920	894
Cash contributions to pension and other postretirement plans	(4,760)	(4,127)
Other noncurrent items, net	552	1,371
Cash Provided by Operating Activities	35,335	37,660

Investing Activities:
Capital expenditures	(23,875)	(17,360)
Capital contributions to ATC and other investments	-	(661)
AFUDC - borrowed funds	(104)	(47)
Advance to WEPCO for ATC work	(156)	(204)
Proceeds from sale of property	724	-
Other	1,004	2,160
Cash Used for Investing Activities	(22,407)	(16,112)

Financing Activities:
Cash dividends paid to parent by MGE	(6,561)	(6,498)
Cash dividend paid to parent from Power West Campus and Transco	(2,120)	(3,300)
Affiliate financing of Power Elm Road	-	3,397
Equity contributions received by Transco, Power Elm Road, and Power West Campus	11,177	2,666
Decrease in short-term debt	(14,500)	(17,500)
Other	-	445
Cash Used for Financing Activities	(12,004)	(20,790)

Change in Cash and Cash Equivalents	924	758
Cash and cash equivalents at beginning of period	1,246	822
Cash and cash equivalents at end of period	$ 2,170	$ 1,580

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	March 31, 2007	Dec. 31, 2006
Utility Plant (At Original Cost, in Service):
Electric	$ 673,907	$ 667,597
Gas	262,241	260,550
Nonregulated	109,798	109,587
Gross plant in service	1,045,946	1,037,734
Less accumulated provision for depreciation	(410,285)	(405,391)
Net plant in service	635,661	632,343
Construction work in progress	107,794	95,949
Total Utility Plant	743,455	728,292
Other property and investments	1,334	1,306
Investment in ATC	39,717	38,468
Total Other Property and Investments	41,051	39,774
Current Assets:
Cash and cash equivalents	2,170	1,246
Restricted cash	1,956	4,243
Accounts receivable, less reserves of $3,236 and $3,489, respectively	47,372	33,397
Affiliate receivables	2	-
Other receivables, less reserves of $102 and $107, respectively	4,977	4,398
Unbilled revenues	21,839	26,038
Materials and supplies, at lower of average cost or market	15,035	15,052
Fossil fuel	5,647	6,010
Stored natural gas, at lower of average cost or market	11,009	31,465
Prepaid taxes	9,743	12,753
Regulatory assets - current	982	4,270
Other current assets	5,618	7,652
Total Current Assets	126,350	146,524
Other long-term receivables	4,767	4,631
Special billing projects	1,397	1,861
Affiliate receivable long-term	12,921	12,923
Regulatory assets	50,678	50,841
Other deferred charges	6,008	5,684
Total Assets	$ 986,627	$ 990,530

CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$ 310,320	$ 307,784
Minority interest	107,748	95,978
Long-term debt	237,299	237,284
Total Capitalization	655,367	641,046
Current Liabilities:
Long-term debt due within one year	15,000	15,000
Short-term debt - commercial paper	15,000	29,500
Accounts payable	37,316	44,513
Affiliate payables	2,006	2,070
Accrued interest and taxes	18,277	9,583
Accrued payroll related items	5,478	6,688
Deferred income taxes	2,060	3,919
Regulatory liabilities - current	3,546	2,943
Pension liability - current	614	614
Other current liabilities	7,064	9,114
Total Current Liabilities	106,361	123,944
Other Credits:
Deferred income taxes	101,413	101,501
Investment tax credit - deferred	3,394	3,497
Regulatory liabilities	25,787	24,207
Accrued pension and other postretirement benefits	72,783	76,050
Affiliate payable long-term	-	-
Other deferred liabilities	21,522	20,285
Total Other Credits	224,899	225,540
Commitments and contingencies (see Footnote 15)	-	-
Total Capitalization and Liabilities	$ 986,627	$ 990,530

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc. and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2007

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying consolidated financial statements as of March 31, 2007, and for the three months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 51 through 104 of the 2006 Form 10-K.

2.

Principles of Consolidation - MGE Energy and MGE.

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE constitutes a substantial portion of the assets, liabilities, and results of operations of MGE Energy and is expected to continue to do so for the foreseeable future. MGE is the majority owner of MGE Transco which is a nonregulated entity formed to hold and manage the investment in ATC.

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power West Campus and MGE Power Elm Road. MGE Power and its subsidiaries are part of our nonregulated energy operations, which were formed to construct, own, and lease new electric generation projects.

In 2003, MGE began consolidating the financial statements of subsidiaries in which it has a controlling financial interest, pursuant to the requirements of FIN 46R. In accordance with these provisions, MGE has consolidated MGE Power West Campus and MGE Power Elm Road. See Footnotes 9 and 10 to the Consolidated Financial Statements for more discussion of these entities.

All significant intercompany accounts and transactions have been eliminated in consolidation.

3.

Variable Interest Entities - MGE.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51. In December 2003, the FASB issued the updated and final interpretation FIN 46R. FIN 46 was applicable immediately to VIEs created or obtained after January 31, 2003. FIN 46R was effective on December 31, 2003, for interests in entities that were previously considered special-purpose entities under then existing authoritative guidance.

a.

MGE Power West Campus.

See Footnote 9 to the Consolidated Financial Statements for discussion.

b.

MGE Power Elm Road.

See Footnote 10 to the Consolidated Financial Statements for discussion.

c.

Shared Savings Program.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 86.8% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." The entities constituting the remaining balance are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE continues to attempt to obtain information from these entities in order to determine whether they should be consolidated by MGE.

4.

Minority Interest - MGE.

a.

MGE Power West Campus.

See Footnote 9 to the Consolidated Financial Statements for discussion.

b.

MGE Transco.

On October 28, 2005, MGE Transco was formed. On that date, MGE transferred its investment in ATC to MGE Transco in exchange for an ownership interest in MGE Transco. As of March 31, 2007 and March 31, 2006, MGE Energy has contributed a total of $2.8 million (net of dividends) and $2.0 (net of dividends) million, respectively, to MGE Transco. At March 31, 2007, MGE is the majority owner and MGE Energy is the minority owner of this entity. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest. For both the three months ended March 31, 2007 and March 31, 2006, MGE Energy had earned $0.1 million, net of tax, from its interest in MGE Transco. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

c.

MGE Power Elm Road.

See Footnote 10 to the Consolidated Financial Statements for discussion.

5.

Equity and Financing Arrangements - MGE Energy and MGE.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan.

For the three months ended March 31, 2007, MGE Energy issued 98,606 new shares of common stock under the Stock Plan for net proceeds of $3.4 million. No new shares were issued under the Stock Plan during the same period in the prior year.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with JP Morgan in which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During the three months ended March 31, 2007, MGE Energy issued 80,000 shares of its common stock for $2.6 million in net proceeds under this agreement. These sales are made pursuant to an effective shelf registration statement MGE Energy filed with the SEC in March 2003.

At December 31, 2005, MGE Energy held $0.1 million of treasury stock that had been purchased on the open market. During the three months ended March 31, 2006, these shares were distributed to participants of the Stock Plan and the aforementioned $0.1 million reduction to stockholders' equity was reversed.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that are authorized but unissued at March 31, 2007.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

d.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at March 31, 2007, includes the unrealized gains and losses on available-for-sale securities and certain hedging transactions. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2006, to March 31, 2007, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2006	$ 581	$ 188
Change in unrealized gain on available for sale securities, net of tax expense of $- and $3, respectively	-	4
Change in unrealized loss on cash flow hedges, net of tax benefit of $236	(351)	(351)
Balance, March 31, 2007	$ 230	$(159)

6.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Three Months Ended March 31,
MGE Energy	2007	2006
Net income	$12,302	$11,516
Unrealized loss on cash flow hedges, net of tax of ($236 and $-)	(351)	-
Unrealized gain on available-for-sale securities, net of tax ($- and $27)	-	40
Total comprehensive income	$11,951	$11,556
MGE
Net income	$9,444	$9,092
Unrealized loss on cash flow hedges, net of tax of ($236 and $-)	(351)	-
Unrealized gain on available-for-sale securities, net of tax ($3 and $2)	4	2
Total comprehensive income	$9,097	$9,094

7.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy. See Footnote 4 for further discussion of MGE Transco.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for this investment under the equity method of accounting. For the three months ended March 31, 2007 and 2006, MGE Transco recorded equity earnings from the investment in ATC of $1.4 million (pretax) and $1.3 million (pretax), respectively.

Dividend income received from ATC was $0.9 million for both the three months ended March 31, 2007 and March 31, 2006. During the three months ended March 31, 2007, MGE made no cash contributions to ATC. However, on February 15, 2007, MGE transferred $1.4 million in additional transmission assets to ATC. In exchange, MGE received an additional $0.7 million investment in ATC and $0.7 million in cash consideration. MGE Transco made capital contributions to ATC of $0.7 million for the three months ended March 31, 2006.

8.

Taxes - MGE Energy and MGE.

a.

FIN 48.

In June 2006, the FASB issued Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgement given the facts, circumstances and information available at the reporting date. MGE Energy and MGE adopted the provisions of FIN 48 on January 1, 2007.

At the date of adoption, MGE Energy and MGE reclassified $0.3 million of accrued income taxes under prior accounting standards to its FIN 48 tax liability account. Additionally in the adoption accounting, MGE Energy and MGE reclassified $0.1 million of accrued interest under prior accounting standards to its FIN 48 interest payable account. These adjustments had no impact on retained earnings. During the three months ended March 31, 2007, MGE Energy and MGE recorded less than $0.1 million in interest expense related to the unrecognized tax benefit. There were no penalties recorded during the three month period. MGE and MGE Energy have elected to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The unrecognized tax benefits are related chiefly to state tax matters that are currently under examination. It is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months as a result of audit settlement, although the outcome of the issues are uncertain. If recognized, the unrecognized tax benefits would have an impact on the effective tax rate.

MGE Energy files a consolidated federal income tax return that includes all of the subsidiary companies. Years starting with 2003 are subject to federal examination by the IRS, although no examination is currently scheduled or in process. Years prior to 2003 are closed years.

MGE Energy and MGE have material state income tax liabilities only in the state of Wisconsin. Wisconsin requires each corporation within a consolidated group to file a separate tax return. Other corporate members of the MGE Energy consolidated group report insignificant amounts of taxes to Wisconsin.

The Wisconsin Department of Revenue is currently examining MGE's income tax returns beginning with 1999 and extending through 2004. Years subsequent to 2004 are not presently scheduled for examination but are open under state statutes. MGE's state income tax years prior to 1999 are closed.

MGE Energy's Wisconsin years commencing with 2002 are currently open to audit examination but no years are presently scheduled or in process of an audit.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate is 36.6% for the three months ended March 31, 2007, compared to 38.5% for the same period in 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

Other factors contributing to a decrease in the effective tax rate include an increase in the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004 and an increase in estimated 2007 AFUDC-Equity to be earned on the I project. Pursuant to an order issued by the PSCW on December 22, 2006, MGE is permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

9.

West Campus Cogeneration Facility - MGE Energy and MGE.

a.

Consolidation.

MGE Energy, through MGE Power and MGE Power West Campus, has built a natural gas-fired cogeneration facility on the UW campus. The UW and MGE Power West Campus jointly own the facility and each have an undivided interest. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE or MGE Energy.

MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the entire facility. On April 26, 2005, the facility lease between MGE and MGE Power West Campus commenced.

Based on the nature and terms of the leasing and operating agreements and the relationships they establish, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE also is the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary and MGE Power West Campus is a VIE under FIN 46R. Accordingly, MGE Power West Campus has been consolidated in the financial statements of MGE as of December 31, 2003 and subsequent periods.

MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest. As of March 31, 2007, and March 31, 2006, MGE Power had invested (net of dividends) $26.0 million and $35.1 million in MGE Power West Campus, respectively. For the three months ended March 31, 2007, and March 31, 2006, MGE Power had earned $2.0 million and $1.9 million, net of tax, respectively, from its interest in MGE Power West Campus. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

Nonregulated Revenues Earned.

MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. MGE is collecting these costs in rates over a period of 10 years. Of these costs, $4.1 million relates to the capitalized interest and the debt portion of the facility. These costs are recognized over the period in which the facility is being depreciated (40 years). The remaining amount of $8.0 million represents the equity portion and is recognized over the ten-year period as recovered or as collected. Additionally, MGE Power West Campus records nonregulated revenues related to management, demolition, and removal fees. For the three months ended March 31, 2007, and March 31, 2006, $0.3 million and

$0.3 million, respectively, had been recognized as revenue. The amounts are included in other nonregulated revenues on MGE Energy's and MGE's consolidated statement of income. The difference between MGE's amortization of the costs for rate-making purposes over the ten-year recovery period and the recognition to revenue for the debt portion over 40 years is recorded as a liability on the consolidated balance sheets.

c.

Operating Arrangement.

On April 10, 2005, acceptance testing for the steam and chilled water portion of the facility began. On this date, MGE began allocating charges to the UW based on the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. These allocations are based on formulas outlined in the operating agreement. For both the three months ended March 31, 2007, and March 31, 2006, the State was allocated $0.7 million in fuel and operating costs.

10.

Elm Road - MGE Energy and MGE.

a.

Consolidation.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road is not a subsidiary of MGE; however it has been consolidated in the financial statements of MGE due to the application of FIN 46R. MGE Power Elm Road's sole principal asset is the 8.33% undivided ownership interest in the aforementioned coal-fired generating plants. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $171 million. Based on current forecasts, capital expenditures for this project will be $40.6 million in 2007 (excludes capital expenditures already made as of March 31, 2007), $44.4 million in 2008, $20.6 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project estimate or timing difference. At March 31, 2007, MGE Power Elm Road had contributed $62.1 million in capital for this project and had accrued $4.1 million in incurred but unpaid capital expenditures. At March 31, 2007, $66.2 million (excluding capitalized interest) related to this project is reflected in the Construction Work In Progress balance on MGE and MGE Energy's consolidated balance sheets.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. For the three months ended March 31, 2007, MGE Power Elm Road recorded $0.8 million in capitalized interest related to the Elm Road project.

In connection with this project, MGE Energy and its subsidiaries entered into various agreements, including a facility lease agreement. This facility lease agreement is between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest. As of March 31, 2007, MGE Power had invested $61.2 million in MGE Elm Road. For the three months ended March 31, 2007, and March 31, 2006, MGE Power had earned $0.6 million, net of tax, and $0.4 million, net of tax, respectively, from its interest in MGE Power Elm Road. This amount is recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

b.

Nonregulated Revenues.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $53.5 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost. Per the provisions of the rate order issued by the PSCW on December 22, 2006, during 2007 MGE is permitted to recover $8.6 million in electric rates for its investment in MGE Power Elm Road. Of this amount $6.8 million relates to carrying costs and $1.8 million relates to management fees and community impact mitigation costs.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $21.5 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $32.0 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. For the three months ended March 31, 2007, $1.7 million related to the carrying costs were recovered in rates. Of this amount, $0.7 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $1.0 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy.

c.

WPDES Permit.

In March 2005, the WDNR determined that the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units met regulatory requirements and reissued a WPDES permit with specific limitations and conditions. The WPDES permit was issued under state law, with concurrence of the EPA. An ALJ upheld the agency's permit reissuance. The reissuance of the WPDES permit was also contested in Dane County circuit court.

The Dane County circuit court remanded the case on March 5, 2007, to the ALJ, directing that the ALJ's interpretation of the federal regulations defining new and existing facilities should be reconsidered in light of the Second Circuit US Court of Appeals January 25, 2007, Riverkeeper II decision, and because the ALJ's decision may have relied in part on other provisions of the Phase II Rule. The court upheld the portion of the ALJ's decision rejecting the petitioners' antidegradation claim. The court did not vacate the WPDES permit, and construction of the ERGS units continues. The court has returned the record to the Division of Hearings and Appeals for further proceedings.

In the event that the WPDES permit was ultimately to be invalidated, MGE Power Elm Road may incur significant additional costs relating to the Oak Creek/Elm Road cooling water system. If the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

11.

Top of Iowa III Wind Project - MGE Energy and MGE.

On September 29, 2006, MGE formalized plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility that will be constructed in Iowa. MGE's share will represent 26.5% of a larger wind generation facility.

MGE currently estimates that the total cost of this project will be approximately $59.3 million (excluding AFUDC). At March 31, 2007, MGE had incurred $11.9 million of costs on the project (including $0.4 million in accruals and excluding AFUDC), which is reflected in the construction work in progress balance on MGE and MGE Energy's consolidated balance sheets. During the three months ended March 31, 2007, MGE also had recorded $0.3 million in AFUDC related to this project. Pursuant to an order issued by the PSCW on December 22, 2006, MGE is permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

Contractual commitments of $38.1 million remain on the project. Based on current forecasts, $37.4 million of these capital commitments will be expended in 2007 and $0.7 million will be expended in 2008. Included in this amount is $2.0 million which is expected to be paid by another party. However, pursuant to the related agreements, MGE is jointly and severally liable in the event the other party defaults on their payment.

This project is pending PSCW approval. If approval is granted, MGE will incorporate the costs of this project in rates beginning in 2008.

12.

Asset Retirement Obligations - MGE Energy and MGE.

a.

FIN 47 and SFAS 143.

As of December 31, 2005, MGE adopted FIN 47. The adoption of FIN 47 required MGE Energy and MGE to update an existing inventory of AROs, originally created for the adoption of SFAS 143, and to determine which, if any, of the conditional AROs could be reasonably estimated. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks.

Effective January 1, 2003, MGE applied the provisions of SFAS 143. At this time, MGE Energy and MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE and would be removed upon the ultimate end of the lease.

In April 2005, MGE Power West Campus recorded an obligation for the fair value of its legal liability for asset retirement obligations associated with the demolition and removal of the electric generation facilities of the WCCF. Provisions for these demolition and removal costs are included in the facility lease agreement.

MGE also may have asset retirement obligations relating to the removal of various assets, such as certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement. The asset retirement obligations associated with these facilities cannot be reasonably determined due to the indeterminate life of the related agreements.

The following table shows costs as of December 31, 2006, and changes to the asset retirement obligation and accumulated depreciation through March 31, 2007:

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation	(d) Accumulated Depreciation- Related Asset
Balance, December 31, 2006	$ 3,934	$ 8,545	$ 12,479	$ 1,790
Changes through March 31, 2007	-	175	175	26
Balance, March 31, 2007	$3,934	$8,720	$12,654	$1,816

b.

Non-SFAS 143 Costs.

Accumulated costs of removal that are non-SFAS 143 obligations are classified within the financial statements as regulatory liabilities. At March 31, 2007, and December 31, 2006, there were $13.2 million and $13.0 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

13.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans. Pursuant to policies implemented during 2006, all new union and nonunion employees hired after December 31, 2006, have been enrolled in a defined contribution 401(k) plan, rather than the deferred benefit pension plan previously offered to new hires.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Pension and Other Postretirement Plans. This pronouncement required the recognition of the funded status of defined benefit and postretirement benefit plans on the balance sheet. Additionally, this statement required that certain previously disclosed but unrecognized costs be recognized on the balance sheet. The provisions of this statement were adopted by MGE Energy and MGE as of December 31, 2006.

a.

Net Periodic Cost.

The following table presents the components of MGE and MGE Energy's net periodic benefit costs recognized for the three months ended March 31, 2007 and 2006. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets. MGE and MGE Energy utilize actual fair value to compute the market-related value of the pension assets.

Pension Benefits	Three Months Ended March 31,
(In thousands)	2007	2006
Components of net periodic benefit cost:
Service cost	$1,311	$1,399
Interest cost	2,655	2,537
Expected return on assets	(3,085)	(2,692)
Amortization of:
Transition obligation	36	60
Prior service cost	111	100
Actuarial loss	218	474
Net periodic benefit cost	$1,246	$1,878

Postretirement Benefits	Three Months Ended March 31,
(In thousands)	2007	2006
Components of net periodic benefit cost:
Service cost	$435	$536
Interest cost	762	840
Expected return on assets	(288)	(236)
Amortization of:
Transition obligation	107	106
Prior service cost	52	55
Actuarial loss	44	204
Net periodic benefit cost	$1,112	$1,505

During the three months ended March 31, 2007, $0.6 million has been amortized from regulatory assets into net periodic benefit cost. In accordance with the provisions of SFAS 158, to recognize the amortization of the transition obligation, prior services costs, and actuarial gain/loss in net periodic cost, an adjustment to other comprehensive income, or in MGE's case, regulatory assets, should be made. Based on a final order issued by the PSCW, the funded status of the pension and other postretirement plans was permitted to be recorded as a regulatory asset rather than as an adjustment to other comprehensive income as this amount represents future expenses that will be recoverable in rates.

b.

Exit Plan.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. As a result of this announcement, during 2006, MGE recorded a net plan curtailment gain for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. This resulted in a $0.1 million curtailment loss for the bargaining pension plan and a $0.2 million curtailment gain for the bargaining other postretirement plan. The net impact of the curtailment was recorded as a decrease to the regulatory asset established for the exit plan.

Additionally, on September 21, 2006, certain voluntary termination benefits were awarded to International Brotherhood of Electrical Workers (IBEW) employees who may be impacted by the discontinuance of coal use at Blount. Namely, these employees were offered certain supplemental early retirement benefits. In order to receive these benefits, the affected employees were required to declare their intent to retire early by no later than December 21, 2006 (for employees age 60 or older) or December 31, 2007 (for employees age less than 60). In accordance with the provisions of SFAS 88, MGE recognizes the related liability at the time the employees accept the offer and the amount can be reasonably estimated. As of March 31, 2007, two of the union employees have declared their intent to retire early. The related liability has been reflected in the balance sheet at March 31, 2007.

c.

Expected Cash Flows.

There are no required contributions for the 2007 plan year. Likewise, there were no required contributions for the 2006 plan year. However, MGE may elect to make discretionary deductible contributions. MGE elected to make discretionary deductible contributions of $4.8 million during the three months ended March 31, 2007.

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact this legislation may have on their contributions and financial statements..

14.

Share Based Compensation.

The MGE Energy Board approved a Performance Unit Plan (the "Plan") on December 15, 2006. Under the Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. Per the Plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock will be issued in connection with the Plan. MGE and MGE Energy have adopted the provisions of SFAS 123R, Share Based Payment. This guidance establishes standards for the accounting of transactions in which an entity exchanges equity instruments for goods and services. Additionally, this standard addresses the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments.

On January 1, 2007, 22,479 units were granted based on the MGE Energy December 31, 2006, closing stock price. These units are subject to either a four or five year graded vesting schedule. Based on the provisions of SFAS 123R, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at March 31, 2007. Changes in fair value as well as the original grant have been recognized as compensation cost. Because this amount will be remeasured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Pursuant to the provisions of SFAS 123R and the terms of the plan, compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule, are recognized on an abridged horizon also using the graded vesting method.

During the three months ended March 31, 2007, MGE recorded $0.1 million in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned period.

15.

Commitments and Contingencies - MGE Energy and MGE.

a.

Coal and Alternate Fuel Contracts.

MGE has coal supply contracts related to the Blount plant. As of March 31, 2007, total coal commitments related to the Blount plant are estimated to be $5.3 million for 2007. Fuel procurement for MGE's share jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of March 31, 2007, MGE's share of the total coal commitments for the Columbia plant are estimated to be $14.1 million in 2007, $9.6 million in 2008, $7.5 million in 2009, $5.0 million in 2010, and $5.0 million in 2011.

b.

Purchased Power Contracts.

MGE has purchased power contracts to help meet future electric supply requirements. As of March 31, 2007, MGE's total commitments for purchased power contracts for capacity are estimated to be $10.5 million in 2007, $9.1 million in 2008, $9.1 million in 2009, $9.2 million in 2010, and $9.3 million in 2011. Management expects to recover these costs in future customer rates.

On February 21, 2007, MGE and Invenergy signed an amendment to an existing purchase power agreement. Under this amended agreement, MGE has agreed to purchase 15 MW of wind power at a facility to be constructed near Waupun, Wisconsin for a 20 year term. Construction of this facility is expected to commence on or before June 2007 and the facility is expected to be operational by early 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the unit.

c.

Wind-Powered Generation Capital Contracts.

See Footnote 11 for further discussion.

d.

Natural Gas Supply, Transportation, and Storage Contracts.

MGE's transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of March 31, 2007, these payments are estimated to be $14.9 million in 2007, $14.7 million in 2008, $14.1 million in 2009, $13.8 million in 2010, and $9.0 million in 2011. Management expects to recover these costs in future customer rates. MGE also has natural gas supply commitments. These commitments include market-based pricing. As of March 31, 2007, total natural gas supply commitments for the remainder of 2007 are estimated to be $11.4 million. Management expects to recover these costs in future customer rates.

e.

Environmental.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At March 31, 2007, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards and existing and proposed state mercury emissions limits, may result in additional operating and capital expenditure costs at WCCF, Blount, and Columbia. As of March 31, 2007, Columbia entered into various contractual commitments with vendors in response to the aforementioned regulations. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated with respect to any commitments made. MGE's share of these commitments will be $0.7 million in 2007. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE.

f.

Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2007. At March 31, 2007, MGE had sold an outstanding $4.5 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

On January 1, 2007, MGE adopted SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 clarified when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights at either fair value or under the amortization method previously required under SFAS 140. MGE continues to account for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. As of March 31, 2007 and 2006, MGE has recorded a servicing asset of $0.1 million and $0.2 million, respectively. During both the three months ended March 31, 2007 and 2006, MGE recognized gains of less than $0.1 million in connection with the sale of loan assets. The servicing asset recognized and the amount amortized for the three months ended March 31, 2007, was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During the three months ended March 31, 2007, and 2006, MGE received less than $0.1 million and $0.2 million, respectively, from the financial institution for the sale of loan assets. During those same periods, payments of $0.5 million and $0.3 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2007, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.7 million in 2007, $1.0 million in 2008, $0.6 million in 2009, $0.8 million in 2010, and $0.7 million in 2011.

MGE Energy also has guaranteed debt service payments on a development project. This is a three year commitment ending in 2009 with a maximum financial exposure of $0.3 million for the term of the guarantee.

g.

Elm Road Purchase Commitments - MGE Energy.

See Footnote 10 for further discussion.

h.

Congestion Cost and Line Loss Allocation Agreement.

On February 14, 2007, MGE signed a five year Congestion Cost and Line Loss Allocation Services Agreement. Under the provisions of this agreement, certain load serving entities in the Wisconsin and Upper Peninsula of Michigan System (WUMS) agreed to aggregate and equitably allocate certain costs that have not been perfectly allocated by the MISO Day 2 market. Specifically, this agreement achieves a uniform line loss percentage and socializes the costs incurred as a result of shortages in the FTR allocation process. The provisions of this agreement and the financial ramifications are retroactive to the start of the MISO Day 2 market (April 1, 2005).

Based on historical experience and informal discussions with the PSCW, MGE estimates that 100% of the benefit received or expense incurred as a result of this agreement will be returned to or collected from customers. Accordingly, MGE will defer such amounts on the consolidated balance sheet in accordance with the provisions of SFAS 71.

For the period April 1, 2005, though March 31, 2007, MGE has estimated net benefits under this agreement of $1.7 million. This amount has been deferred and is included in regulatory liabilities on the consolidated balance sheets of MGE and MGE Energy at March 31, 2007. MGE expects that this amount will be provided to customers via a reduction to electric rates during 2008.

i.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of March 31, 2007, MGE has a total of $0.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters are uncertain and may have an adverse effect on MGE's results of operations or cash flows.

j.

Other Commitments.

MGE Energy and MGE hold equity investments in various nonpublic entities. From time to time these entities require additional capital infusions from their investors. MGE Energy and MGE have committed to contribute $1.0 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

MGE has also made a $1.6 million commitment to the City of Madison for certain "green energy" projects. These funds will primarily be used to construct or purchase assets that will be owned by MGE and will be included in the property, plant and equipment balance on the MGE and MGE Energy's financial statements once the costs are incurred. The timing of the capital expenditures is dependent on the feasibility of the individual projects. MGE currently expects that $0.5 million will be expended in 2007, $0.3 million in 2008, $0.2 million in 2009, $0.2 million in 2010, $0.2 million in 2011, and $0.2 million in 2012.

16.

Restructuring Activities - MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that 11 nonunion and 49 union positions will be eliminated in 2011 as a result of this exit plan.

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. At March 31, 2007, MGE estimates that 29 union and 9 nonunion employees will receive the involuntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. The entire $0.5 million in benefits for the union employees will be paid as a lump sum payment in December 2011. The nonunion benefits will be paid as follows: $0.1 million will be paid out in 2008, $0.1 million in 2010, and $0.5 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the affected IBEW employees may elect to retire early and receive supplemental retirement benefits. These benefits are deemed to be voluntary termination benefits and have been excluded from the table below. See Footnote 13 for further discussion of these benefits and the related accounting. As of March 31, 2007, MGE estimates that 11 employees will elect to receive the early retirement benefits.

MGE anticipates that it will be allowed to recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2006, through March 31, 2007:

(In thousands)
Balance at December 31, 2006	$202
Additional expense during the period*	69
Cash payments during the period	-
Balance, March 31, 2007	$271

*Amounts are reflected as regulatory assets in the financial statements of MGE Energy and MGE.

The aforementioned exit plan has also resulted in a net plan curtailment gain for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. See Footnote 13 for discussion of the accounting implications

17.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of our regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion can not be applied, SFAS 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability.

During 2007 and 2006, MGE's gas and electric segments purchased and sold exchange traded and over-the-counter options, swaps, and futures. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. During 2007 and 2006, MGE also held over-the-counter financial floating to fixed price swaps and calls to fix the price of gas for the "Winter Set-Price Firm Gas Sales Service" pilot program. At March 31, 2007, the net market value of these instruments exceeded their cost by $0.9 million.

Under the PGA clause and electric fuel rules, MGE may include in costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized gain is deferred on the balance sheet as a regulatory liability. All of the deals outstanding as of March 31, 2007, will expire in 12 months or less. Accordingly, the fair value of these instruments is reflected as a current regulatory liability and current deferred asset. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected in natural gas purchased, purchased power, or fuel used for electric generation in the delivery month applicable to the instrument.

At March 31, 2007, MGE also held futures and basis swaps entered into to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive 50% of the benefits or loss from these deals if certain thresholds are achieved. At March 31,

2007, these positions were in an unrealized loss position of $0.7 million. Of this amount, 50% is reflected in other comprehensive income and 50% is reflected as a regulatory asset pursuant to a rate order issued by the PSCW. These instruments all expire in 2007. Accordingly, the value of these instruments is included within the current section of the MGE and MGE Energy balance sheets. Upon settlement, the gain or loss from these instruments will be reflected in the natural gas purchased expense.

On November 1, 2006, MGE entered into a nonexchange traded HDD collar. This agreement extended from January 2007 until March 2007. This agreement had a premium of $0.3 million. Under this agreement, MGE was subject to a floor (3,450 HDD) and a ceiling (3,600 HDD) based on forecasted heating degree days during the indicated period. If heating degree days were below the floor, MGE was entitled to receive payment, and if actual heating degree days exceeded the ceiling, MGE was obligated to make a payment. Any payment or receipt was limited to $1.4 million. Actual heating degree days during the aforementioned period were 3,537. Because this number was in between the prescribed ceiling and floor, no additional gain or loss beyond the premium was recorded. MGE accounted for the HDD collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives.

In October 2005, MGE also entered into a non-exchange traded HDD collar. This agreement extended from January 2006 until March 2006 and had a premium of $0.1 million. Additionally, any payment or receipt under this agreement was limited to $0.6 million. During 2006, MGE recorded a $0.6 million gain on the January-March 2006 HDD collar.

Nonperformance of counterparties to the nonexchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines.

18.

Regional Transmission Organizations - MGE Energy and MGE.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide a real-time market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff.

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has three purchase power agreements, for a total of 115 MW, that are impacted by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in a $40.8 million and $31.8 million reduction to sales for resale and purchased power expense for the three months ended March 31, 2007 and 2006, respectively.

19.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order approved an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for recovery of increased ATC-related transmission costs through December 31, 2007. This order will result in a net 0.15% decrease, on average, in retail electric rates for 2007. The PSCW also approved the recovery of 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2007, is plus or minus 2%. See description of fuel rules below.

On December 12, 2005, the PSCW authorized MGE to increase 2006 electric revenues by $35.9 million and to increase gas revenues by $3.8 million. The increase to electric revenues was intended to cover increased fuel and purchased power costs and the costs of additional facilities needed to meet the rising electric and gas needs of our customers. $3.8 million of the increase in electric revenues related to the recovery of the carrying costs for Elm Road.

b.

Fuel rules.

Actual electric fuel costs are subject to reconciliation to the amount approved by the PSCW in MGE's rate order covering the applicable period. Known as "fuel rules," the process can produce a fuel surcharge for MGE or require MGE to make a refund in the form of a credit, to the extent that the actual fuel costs are outside a range higher or lower than the level authorized by the PSCW in that rate order.

Under fuel rules effective January 1, 2007, MGE can apply for a fuel surcharge if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE can be required to provide a fuel credit to its customers if actual electric fuel costs are less than 98% of the electric fuel costs allowed in that order (as modified on December 22, 2006).

On March 14, 2007, MGE filed an application with the PSCW requesting a $0.00383 per kWh surcharge on its electric rates to cover increased fuel and purchased power costs. In its application to the PSCW, MGE stated that actual January and preliminary February fuel costs exceeded the monthly fuel rules bandwidth. Additionally, MGE reported that annual fuel costs per kWh, computed based on actual results for January, preliminary results for February, and revised forecasts for the remainder of the year, exceeded the annual fuel rules bandwidth. Based on the aforementioned annual fuel costs calculation, MGE estimated in the application that if a fuel surcharge is not awarded, the Company would be under recovered on fuel costs by $12.2 million.

The fuel surcharge application is being reviewed by the PSCW and is subject to approval. See Footnote 22 for an update to this application.

As a result of a decrease in electric fuel costs during the three months ended March 31, 2006, and the twelve months ended December 31, 2006, as compared to those in its latest rate order, MGE recorded a $5.2 million and $19.1 million reduction to other electric revenues, respectively. This reduction to other electric revenues reflects MGE's estimated obligation under the interim fuel credit and subject to refund provision implemented by the PSCW during 2006. During the year ended December 31, 2006, $16.8 million of this amount had been credited to electric customers. The remaining $2.3 million is reflected at March 31, 2007, as a short-term regulatory liability in the consolidated balance sheet of MGE and MGE Energy. This amount is expected to be refunded on customers' bills in April 2007.

20.

New Accounting Pronouncements and Legislation.

a.

SFAS 156.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under SFAS 140. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. MGE adopted this statement on January 1, 2007. The adoption of this statement did not have a material impact on the MGE Energy or MGE consolidated financial statements.

b.

SFAS 157.

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact that SFAS 157 may have on their financial statements.

c.

SFAS 159.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement allows companies to choose to measure certain financial instruments and other items at fair value at specified election dates. Under this standard, companies are permitted to choose the fair value option on an instrument-by-instrument basis. MGE has not elected to early adopt this statement. Accordingly, SFAS 159 is effective for MGE as of January 1, 2008. MGE is currently in the process of assessing the impacts of this statement and determining whether it will elect the fair value option.

d.

Pension Protection Act.

See Footnote 13 for discussion of this pronouncement.

e.

FIN 48.

See Footnote 8 for discussion of this pronouncement.

21.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power West Campus, and MGE Power Elm Road. These subsidiaries have been formed to construct, own and lease new electric generating capacity. MGE Power West Campus owns a controlling interest in the electric generation plant of the natural gas-fired cogeneration facility on the UW campus, which is leased to MGE, and MGE Power Elm Road has an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. When these units are completed, MGE Power Elm Road's portion will also be leased to MGE.

The transmission investment segment invests, through MGE Transco, in ATC, a company that provides electric transmission services primarily in Wisconsin. See Footnote 7 to the consolidated financial statements for further discussion of MGE Transco and the investment in ATC.

The "All other" segment includes: Corporate, CWDC, MAGAEL, and MGE Construct. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries.

General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions, and employee benefits that are allocated to electric and gas segments based on formulas prescribed by the PSCW. Identifiable assets are those used in MGE's operations in each segment. Assets not allocated consist primarily of cash and cash equivalents, restricted cash, investments, other accounts receivable, and prepaid assets.

Sales between electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between the electric segment and MGE Power West Campus/ MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting and in accordance with the provisions of SFAS 131, management has presented the direct financing capital lease between MGE and MGE Power West Campus as an operating lease for purpose of segment reporting. Lease payments made by MGE to MGE Power West Campus are shown as operating expenses. The lease payments received by MGE Power West Campus from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF is reflected in the nonregulated energy segment.

The following tables show segment information for MGE Energy's operation for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended March 31, 2007
Operating revenues	$ 76,764	$ 89,843	$ 1,279	$ -	$ -	$ -	$ 167,886
Interdepartmental revenues	116	6,195	3,713	-	-	(10,024)	-
Total operating revenues/(loss)	76,880	96,038	4,992	-	-	(10,024)	167,886
Depreciation and amortization	(5,243)	(2,128)	(686)	-	-	-	(8,057)
Other operating expenses	(66,147)	(81,945)	(28)	(1)	(99)	10,024	(138,196)
Operating income/(loss)	5,490	11,965	4,278	(1)	(99)	-	21,633
Other income/(loss)	167	(300)	-	1,445	3	-	1,315
Interest income/(expense), net	(2,531)	(714)	(638)	-	343	-	(3,540)
Income/(loss) before taxes	3,126	10,951	3,640	1,444	247	-	19,408
Income tax benefit/(provision)	(691)	(4,272)	(1,461)	(580)	(102)	-	(7,106)
Net income/(loss)	$ 2,435	$ 6,679	$ 2,179	$ 864	$ 145	$ -	$ 12,302

Three months ended March 31, 2006
Operating revenues	$ 72,553	$ 85,109	$ 923	$ -	$ -	$ -	$ 158,585
Interdepartmental revenues	114	5,779	3,759	-	-	(9,652)	-
Total operating revenues/(loss)	72,667	90,888	4,682	-	-	(9,652)	158,585
Depreciation and amortization	(4,970)	(2,065)	(686)	-	-	-	(7,721)
Other operating expenses	(61,736)	(77,752)	(66)	(2)	(101)	9,652	(130,005)
Operating income/(loss)	5,961	11,071	3,930	(2)	(101)	-	20,859
Other income/(loss)	310	87	-	1,298	3	-	1,698
Interest income/(expense), net	(2,589)	(730)	(659)	-	148	-	(3,830)
Income/(loss) before taxes	3,682	10,428	3,271	1,296	50	-	18,727
Income tax benefit/(provision)	(1,235)	(4,119)	(1,313)	(521)	(23)	-	(7,211)
Net income/(loss)	$ 2,447	$ 6,309	$ 1,958	$ 775	$ 27	$ -	$ 11,516

The following tables show segment information for MGE's operation for the indicated periods:

MGE (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended March 31, 2007
Operating revenues	$ 76,764	$ 89,843	$ 1,279	$ -	$ -	$ -	$ 167,886
Interdepartmental revenues	116	6,195	3,713	-	-	(10,024)	-
Total operating revenues/(loss)	76,880	96,038	4,992	-	-	(10,024)	167,886
Depreciation and amortization	(5,243)	(2,128)	(686)	-	-	-	(8,057)
Other operating expenses*	(66,821)	(86,349)	(1,489)	(1)	-	10,024	(144,636)
Operating income/(loss)*	4,816	7,561	2,817	(1)	-	-	15,193
Other income/(loss)*	150	(168)	-	865	-	-	847
Interest income/(expense), net	(2,531)	(714)	(638)	-	-	-	(3,883)
Income/(loss) before minority interest	2,435	6,679	2,179	864	-	-	12,157
Minority interest, net of tax	-	-	-	-	-	(2,713)	(2,713)
Net income/(loss)	$ 2,435	$ 6,679	$ 2,179	$864	$ -	$ (2,713)	$ 9,444

Three months ended March 31, 2006
Operating revenues	$ 72,553	$ 85,109	$ 923	$ -	$ -	$ -	$ 158,585
Interdepartmental revenues	114	5,779	3,759	-	-	(9,652)	-
Total operating revenues/(loss)	72,667	90,888	4,682	-	-	(9,652)	158,585
Depreciation and amortization	(4,970)	(2,065)	(686)	-	-	-	(7,721)
Other operating expenses*	(62,836)	(81,833)	(1,379)	(2)	-	9,652	(136,398)
Operating income/(loss)*	4,861	6,990	2,617	(2)	-	-	14,466
Other income/(loss)*	175	49	-	777	-	(22)	979
Interest income/(expense), net	(2,589)	(730)	(659)	-	-	-	(3,978)
Income/(loss) before minority interest	2,447	6,309	1,958	775	-	(22)	11,467
Minority interest, net of tax	-	-	-	-	-	(2,375)	(2,375)
Net income/(loss)	$ 2,447	$ 6,309	$ 1,958	$775	$ -	$ (2,397)	$ 9,092

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2007	$553,323	$205,628	$9,350	$191,553	$39,718	$309,338	($330,887)	$978,023
December 31, 2006	547,150	228,639	12,270	177,234	38,470	298,261	(319,792)	982,232
Capital Expenditures
Three months ended March 31, 2007	9,800	1,201	-	12,874	-	-	-	23,875
Year ended Dec. 31, 2006	50,604	10,206	-	31,765	-	-	-	92,575

MGE
Assets:
March 31, 2007	$553,323	$205,628	$9,350	$191,303	$39,718	$ -	($12,695)	$986,627
December 31, 2006	547,150	228,639	12,270	176,984	38,470	-	(12,983)	990,530
Capital Expenditures:
Three months ended March 31, 2007	9,800	1,201	-	12,874	-	-	-	23,875
Year ended Dec. 31, 2006	50,604	10,206	-	31,765	-	-	-	92,575

MGE Energy asset consolidation/elimination entries at March 31, 2007, include the following:

(In thousands)	Three months ended March 31, 2007
Parent investment in affiliate subsidiaries	$291,468
Netting of tax positions	6,911
Affiliate receivables related to WCCF	18,215
Affiliate receivables related to Elm Road	686
Elimination of deferred charges related to WCCF	9,755
Elimination of deferred charges related to Elm Road	1,774
Misc. affiliate receivables and other	2,078
Total MGE Energy asset consolidation/elimination entries	$330,887

MGE asset consolidation/elimination entries at March 31, 2007, include the following:

(In thousands)	Three months ended March 31, 2007
Elimination of deferred charges related to WCCF	$ 9,755
Elimination of deferred charges related to Elm Road	1,774
Affiliate receivables related to Elm Road	686
Misc. affiliate receivables and other	480
Total MGE asset consolidation/elimination entries	$12,695

22.

Subsequent Events - MGE Energy and MGE.

a.

Fuel Surcharge.

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This fuel surcharge will result in an estimated $10.8 million increase in electric revenues on an annual basis. The fuel surcharge was applied to electric rates as of the date of this order. Pursuant to the provisions of this order, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%. See Footnote 19 for further discussion of the fuel surcharge.

b.

Rate Filing.

On May 7, 2007, MGE filed an application with the PSCW requesting a 5.7% increase to electric rates and a 3.7% increase to gas rates for 2008. The proposed increases cover costs for MGE's new wind energy projects, statewide energy efficiency renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Street Generating Station. In addition to funding the statewide energy programs, the natural gas rate request is also needed for area gas construction projects driven by customer growth.

c.

Fuel Refund.

On April 24, 2007, the PSCW completed their audit of 2006 electric fuel costs and issued a final order approving the remaining amount to be refunded to customers as a result of lower than expected fuel and purchased power costs in 2006. Pursuant to this order, a credit of $2.4 million was applied to customers' accounts in April 2007.

d.

Wind Generation - Purchase Power Agreement.

On April 23 2007, MGE entered into a 20 year purchase power agreement for wind generation. Under this agreement, MGE has agreed to purchase 30 MW of wind power from the Top of Iowa II project which is being constructed in Iowa. This facility is expected to be operational by the end of 2007. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project.

e.

Top of Iowa III Contracts.

In April and May 2007, MGE entered into additional contracts related to the Top of Iowa III wind project. See Footnote 11 for further discussion of this project. These additional agreements resulted in $7.1 million in additional capital commitments. MGE estimates that these amounts will be expended in 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in five business segments: electric utility operations, gas utility operations, nonregulated energy operations, transmission investments, and all other. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 135,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to more than 138,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations have been formed to lease and own new electric generating capacity. Our nonregulated energy operations relate principally to the leasing of a cogeneration project on the UW-Madison campus. Our nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. All of these operations are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R.

The transmission investment segment consists of our investment in ATC. Our all other segment includes corporate operations and services and certain construction services.

Our primary focus today and for the foreseeable future is our core utility customers at MGE. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by building more efficient generation projects and continuing its efforts to control operational costs. We believe it is critical to maintain a strong credit standing and financial strength in MGE as well as for the parent company in order to accomplish these goals.

Three Months Ended March 31, 2007, and March 31, 2006

Executive Summary - MGE Energy and MGE

For the three months ended March 31, 2007, our earnings were $12.3 million or $0.59 per share compared to $11.5 million or $0.56 per share for the same period in the prior year.

During the three month period ended March 31, 2007, our utility operations experienced an increase in electric revenues of $4.2 million. This increase is primarily attributable to an increase in sales volumes and sales for resale. Additionally, the electric rates for the three months ended March 31, 2007, are higher than those for the same period in the prior year, when the fuel credit and refund in effect during the three months ended March 31, 2006, are considered (captured in the other electric revenues account). As a result of lower actual fuel costs during the three months ended March 31, 2006, than those costs provided in the most recent order, the PSCW issued an interim order implementing a $0.00069 per kWh fuel credit. Additionally, the PSCW stated that MGE's electric rates set in the final order were subject to refund, together with interest, pending a full review of MGE's 2006 actual electric fuel costs. As a result of these actions, MGE recorded a $5.2 million reduction to other electric revenues during the three months ended March 31, 2006.

For the three months ended March 31, 2007, fuel used for electric generation increased $2.5 million or 22.3% compared to the three months ended March 31, 2006. This increase is attributable to an increase in the volume of internal generation and an increase in the per-unit cost of fuel. During this same period, purchased power expense increased by $0.7 million or 3.5%. This increase is attributable to a higher per-unit cost of purchased energy, offset by a decrease in the volume of purchased power.

On March 14, 2007, MGE filed an application with the PSCW requesting a surcharge on its electric rates to cover increased fuel and purchased power costs. On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This fuel surcharge will result in an estimated $10.8 million increase in electric revenues on an annual basis. The fuel surcharge was applied to electric rates as of the date of this order. Pursuant to the provisions of this order, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%.

During the three months ended March 31, 2007, gas revenues increased $4.7 million. This increase is a result of increases in sales volumes, slightly offset by a decline in the costs of gas and a decrease in other gas revenues. During this period, natural gas purchased increased $3.9 million as a result of a increase in volumes, offset by a decrease in the per therm cost.

Electric Utility Operations

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$27,310	$ 27,160	0.6%	208,701	199,970	4.4%
Commercial	38,822	39,181	(0.9%)	431,090	416,952	3.4%
Industrial	3,956	4,714	(16.1%)	65,618	67,617	(3.0)%
Other - retail/municipal	6,337	6,159	2.9%	91,298	81,528	12.0%
Total retail	76,425	77,214	(1.0%)	796,707	766,067	4.0%
Sales for resale	2,050	1,240	65.3%	27,296	13,699	99.3%
Other revenues	(1,711)	(5,901)	71.0%	-	-
Total	$76,764	$ 72,553	5.8%	824,003	779,766	5.7%

Electric operating revenues increased $4.2 million or 5.8% for the three months ended March 31, 2007, due to the following:

(In millions)	Three Months Ended March 31, 2007
Rate changes	($3.7)
Volume	2.9
Sales for resale	0.8
Other revenues	4.2
Total	$4.2

•

Rates changes. Rates charged to retail customers for the three months ended March 31, 2007, were 4.8% or $3.7 million lower than those charged during the same period in the prior year due to an adjustment made on December 22, 2006, in electric rates to adjust the recovery of fuel costs.

However, rates for the three months ended March 31, 2006, were subsequently reduced from those in the applicable rate order. Namely, on March 9, 2006, the PSCW approved an interim fuel credit to reduce electric rates by $0.00069 per kWh and stated that electric rates set in the final order are subject to refund. To account for these actions, MGE recorded a $5.2 million reduction to other electric revenues. Of this amount, $0.1 million was applied to rates during the three months ended March 31, 2006.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order will result in a net 0.15% decrease, on average, in retail electric rates for 2007 when compared to those in place for the year ended December 31, 2006 (assuming the fuel credit was in place for the entire year).

•

Volume. During the three months ended March 31, 2007, there was a 4.0% increase in total retail sales volumes when compared to the same period in the prior year. This increase represents increased usage by residential, commercial, and other-retail/municipal customers.

•

Sales for resale. For the three months ended March 31, 2007, sales for resale increased $0.8 million when compared to the same period in the prior year. Sales for resale include transactions conducted on the PJM and Midwest ISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004 and April 1, 2005, respectively.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $40.8 million and $31.8 million adjustment to sales for resale and purchased power expense for the three months ended March 31, 2007, and March 31, 2006, respectively. The increase in sales for resale is largely attributable to a change in the relationship between the cost of purchased power and the cost to internally generate.

•

Other revenues. Other electric revenues increased $4.2 million for the three months ended March 31, 2007, compared to the same period in the prior year. During the three months ended March 31, 2006, MGE recorded a $5.2 million reduction to other electric revenues to account for the effects of the fuel credit and refund described above under "Rates." $0.1 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates during the three month period.

During the three months ended March 31, 2007, and March 31, 2006, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. MGE recorded a $2.0 million and $1.3 million adjustment, respectively to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

Additionally, there was a $0.2 million decrease in other miscellaneous electric revenues for the three months ended March 31, 2007, when compared to the same period in the prior year.

Electric fuel and purchased power

The expense for fuel used for electric generation increased $2.5 million or 22.3% during the three months ended March 31, 2007, compared to the same period in the prior year. This increase is due to a increase in internal generation ($2.2 million) and an increase in fuel costs between the two periods ($0.3 million).

Purchased power expense increased by $0.7 million or 3.5% during the three months ended March 31, 2007, compared to the same period in the prior year. This increase in expense reflects a $2.1 million or 10.1% increase per-unit, cost of purchased energy offset by a $1.4 million or 6.0% decrease in the volume of purchased power.

On March 14, 2007, MGE filed an application with the PSCW requesting a surcharge on its electric rates to cover increased fuel and purchased power costs. In its application to the PSCW, MGE stated that actual January and preliminary February fuel costs exceeded the monthly fuel rules bandwidth. Additionally, MGE stated that annual fuel costs per kWh, computed based on actual results for January, preliminary results for February, and revised forecasts for the remainder of the year, exceeded the annual fuel rules bandwidth.

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This fuel surcharge will result in an estimated $10.8 million increase in electric revenues on an annual basis. The fuel surcharge was applied to electric rates as of the date of this order. Pursuant to the provisions of this order, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $40.8 million and $31.8 million adjustment to purchase power expense for the three months ended March 31, 2007, and March 31, 2006, respectively.

Electric operating expenses

Electric operating expenses increased $0.8 million during the three months ended March 31, 2007, compared to the same period in 2006. The following changes contributed to the net change for 2007:

(In millions)	Three Months Ended March 31, 2007
Increased production costs	$0.4
Decreased rent expense (a)	(0.1)
Increased distribution costs	0.2
Increased other general and administrative expenses	0.4
Decreased customer services, promotions, and account costs	(0.1)
Total	$0.8

(a)

This decrease relates to the leasing arrangement between MGE and MGE Power West Campus. In accordance with the terms of this leasing arrangement, the electric segment recorded $3.7 million and $3.8 million in rent expense for the three months ended March 31, 2007, and March 31, 2006, respectively. Upon consolidation, this amount is eliminated.

Electric maintenance expense

For the three months ended March 31, 2007, electric maintenance expense remained fairly consistent with that experienced in the prior year.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.3 million for the three months ended March 31, 2007, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$50,293	$47,482	5.9%	44,196	38,329	15.3%
Commercial/industrial	37,935	34,630	9.5%	39,729	32,268	23.1%
Total retail	88,228	82,112	7.4%	83,925	70,597	18.9%
Gas transportation	830	901	(7.9%)	11,175	13,777	(18.9%)
Other revenues	785	2,096	(62.5%)	-	-	-
Total	$89,843	$85,109	5.6%	95,100	84,374	12.7%
Heating degree days (normal 3,459)				3,520	3,156	11.5%

Gas revenues increased $4.7 million or 5.6% for the three months ended March 31, 2007. These changes are related to the following factors:

(In millions)	Three Months Ended March 31, 2007
Gas costs/rates	($7.9)
Gas deliveries	14.0
Transportation and other effects	(1.4)
Total	$4.7
Average rate per therm of retail customers	$1.05

•

Gas costs/rates. The average retail rate per therm for the three months ended March 31, 2007, decreased 9.6% compared to the same period in 2006. This decrease is primarily a result of lower natural gas costs.

•

Retail gas deliveries. The 18.9% increase in retail gas deliveries for the three months ended March 31, 2007, was attributable to an increase in heating degree days between the periods. Weather during the month ended February 28, 2007, was significantly colder than normal.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $1.4 million due to a $1.3 million decrease in income from the GCIM and a $0.1 million decrease in other miscellaneous income.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the three months ended March 31, 2007, and March 31, 2006, shareholders received the benefit of $0.6 million and $1.9 million from capacity release revenues and commodity savings under the GCIM, respectively.

Natural gas purchased

For the three months ended March 31, 2007, natural gas purchased increased by $3.9 million. The increase in the natural gas purchased was the result of a 19.1% increase ($12.2 million) in the volume of gas purchased, offset by a decrease in cost per therm of natural gas ($8.3 million).

Gas operating expenses

Gas operating expenses increased $0.2 million for the three months ended March 31, 2007, compared to the same period a year ago. The following changes contributed to the net change in gas operating expense for 2007:

(In millions)	Three Months Ended March 31, 2007
Increased distribution costs	$0.1
Increased customer services, promotions, account costs	0.1
Total	$0.2

Gas maintenance expense

Gas maintenance expense increased by $0.1 million for the three months ended March 31, 2007, compared to the same period in the prior year. This increase relates to an increase in distribution maintenance projects.

Gas depreciation expense

Gas depreciation expense increased $0.1 million for the three months ended March 31, 2007, compared to the same period in the prior year. This increase is due to an increase in gas plant assets.

Other Income (Loss)

During the three months ended March 31, 2007, the gas and electric segments recognized a total of $0.2 million in AFUDC-equity. This income was offset by $0.3 million in premium expense for a heating degree collar. See Footnote 17 for further discussion of the HDD collar.

For the three months ended March 31, 2006, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity funds and a $0.6 million gain on a heating degree collar. This income was offset by $0.2 million in equity method adjustments and $0.1 million in miscellaneous expenses.

Interest Expense

For the three months ended March 31, 2007, total interest expense for the electric and gas segments decreased $0.1 million when compared to the same period in the prior year. This change includes an increase in interest income and a shift in the composition of debt. Namely, during the three months ended March 31, 2007, there was a $0.1 million increase in AFUDC-Debt, a $0.1 million increase in other interest income, and a $0.3 million decrease in interest expense on short-term debt, when compared to the same period in the prior year. These decreases in interest expense were partially offset by a $0.4 million increase in interest expense on long-term debt.

Nonregulated Energy Operations

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.3 million for the three months ended March 31, 2007, when compared to the same period in the prior year. These amounts include $3.7 million and $3.8 million, respectively, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For both the three months ended March 31, 2007, and March 31, 2006, MGE Power West Campus $0.3 million related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $53.5 million. A portion of this amount is being recognized over the period recovered in rates ($32.0 million) and a portion is being deferred and will be recognized over the period in which the facility is depreciated ($21.5 million). For the three months ended March 31, 2007, and March 31, 2006, MGE Power Elm Road recognized $1.0 million and $0.6 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the three months ended March 31, 2007, other operations and maintenance expense for the nonregulated energy segment remained consistent with that experienced in the prior year.

Nonregulated energy depreciation expense

Depreciation expense in the nonregulated energy segment consists of depreciation on the WCCF. Depreciation expense for both the three months ended March 31, 2007 and March 31, 2006, was $0.7 million.

Nonregulated energy interest expense, net

For the three months ended March 31, 2007, interest expense, net at the nonregulated energy operations segment was $0.6 million compared to $0.7 million for the same period in the prior year. Interest expense at the nonregulated energy segment for both the three months ended March 31, 2007, and March 31, 2006, includes $0.7 million in interest expense incurred on $50 million of long-term borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended March 31, 2007, and March 31, 2006, MGE Power Elm Road was charged $0.8 million and $0.3 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation. The interest expense at MGE Power Elm Road is offset by $0.8 million and $0.3 million, respectively, in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road Project.

During the three months ended March 31, 2007, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations

Transmission investment other income

For the three months ended March 31, 2007, and March 31, 2006, other income at the transmission investment segment was $1.4 million and $1.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations

All other nonregulated revenues

During the three months ended March 31, 2007, and March 31, 2006, the all other segment did not generate any revenues.

All other operations and maintenance expense

All other operations and maintenance expense for both the three months ended March 31, 2007, and March 31, 2006, was $0.1 million. This amount is primarily comprised of general and administrative expenses at corporate.

All other interest income (expense)

All other interest income, net for the three months ended March 31, 2007, and March 31, 2006, was $0.3 million and $0.1 million, respectively. This interest income represents $0.8 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.5 million in interest expense on short term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes decreased $0.1 million or 1.5% for the three months ended March 31, 2007, when compared to the same period in the prior year. This change represents a refund received for overpayment in prior years, offset by an increase in MGE's license fee tax. The annual license fee tax expense is based on adjusted operating revenues of the prior year. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 36.6% for the three months ended March 31, 2007, compared to 38.5% for the same period in 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

Other factors contributing to a decrease in the effective tax rate include an increase in the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004 and an increase in estimated 2007 AFUDC-Equity to be earned on the Top of Iowa III project. Pursuant to an order issued by the PSCW on December 22, 2006, MGE is permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

Minority Interest, Net of Tax

For the three months ended March 31, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.0 million and $0.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax for its interest in MGE Transco. For the three months ended March 31, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.4 million, net of tax, for its interest in MGE Power West Campus, MGE Power Elm Road, and MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

Congestion Cost and Line Loss Allocation Agreement

On February 14, 2007, MGE signed a five year Congestion Cost and Line Loss Allocation Services Agreement. Under the provisions of this agreement, certain load serving entities in the Wisconsin and Upper Peninsula of Michigan System (WUMS) agreed to aggregate and equitably allocate certain costs that have not been perfectly allocated by the MISO Day 2 market. Specifically, this agreement achieves a uniform line loss percentage and socializes the costs incurred as a result of shortages in the FTR allocation process. The provisions of this agreement and the financial ramifications are retroactive to the start of the MISO Day 2 market (April 1, 2005).

Based on historical experience and informal discussions with the PSCW, MGE estimates that 100% of the benefit received or expense incurred as a result of this agreement will be returned to or collected from customers. Accordingly, MGE will defer such amounts on the consolidated balance sheet in accordance with the provisions of SFAS 71.

For the period April 1, 2005, though March 31, 2007, MGE has estimated net benefits under this agreement of $1.7 million. This amount has been deferred and is included in regulatory liabilities on the consolidated balance sheets of MGE and MGE Energy at March 31, 2007. MGE expects that this amount will be provided to customers via a reduction to electric rates during 2008.

Wind Generation- Purchase Power Agreement

During April 2007, MGE entered into a 20 year purchase power agreement for wind generation. Under this agreement, MGE has agreed to purchase 30 MW of wind power from the Top of Iowa II project which is being constructed in Iowa. This facility is expected to be operational by the end of 2007. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the unit.

Top of Iowa III Contracts

In April and May 2007, MGE entered into additional contracts related to the Top of Iowa III wind project. See Footnote 11 for further discussion of this project. These additional agreements resulted in $7.1 million in additional capital commitments. MGE estimates that these amounts will be expended in 2007.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2007. Further discussion of the contractual obligations and commercial commitments is included in Footnote 15 of this filing and in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the three months ended March 2007 and 2006, respectively:

	MGE Energy		MGE
(In thousands)	2007	2006	2007	2006
Cash provided by/(used for):
Operating activities	$35,328	$41,616	$35,335	$37,660
Investing activities	(22,530)	(16,112)	(22,407)	(16,112)
Financing activities	(11,281)	(23,891)	(12,004)	(20,790)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities decreased $6.3 million for the three months ended March 31, 2007, when compared to the same period in the prior year. This decrease is largely attributable to the interim fuel credit and fuel refund in place in the prior year. Namely, MGE billed $5.1 million (net of $0.1 million returned to customers in March 2006) in electric rates, which pursuant to the March 9, 2006, PSCW interim order, was required to be refunded to customers. This credit was accounted for as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the three months ended March 31, 2006, and was shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE Energy.

MGE Energy recorded $2.0 million in employee benefit expenses compared to $2.8 million for the prior year. This decrease in expense is attributable to an increase in the discount rate used to estimate the expense and a higher asset base due to a higher than expected return on assets during 2006. During the three months ended March 31, 2007, and March 31, 2006, MGE Energy made $4.8 million and $4.1 million, respectively in discretionary contributions to these plans. See Footnote 13 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

During the three months ended March 31, 2007, MGE recorded a $0.6 million provision for doubtful accounts. This represents a $0.4 million decrease from the amount recorded during the same period in the prior year. The provision during 2006 was higher due to the atypically high fuel costs experienced in the latter portion of 2005 and the effects these costs had on the composition of the aging.

MGE Energy's working capital accounts contributed to $19.2 million in cash provided by operating activities for the three months ended March 31, 2007, compared to $19.4 million during the same period in the prior year. Inflows from working capital account during the three months ended March 31, 2007, are primarily related to decreased levels of stored natural gas, partially offset by higher accounts receivable balances. Included in the March 31, 2006, operating cash flows is the collection of $2.4 million of the retainage receivable from the State under the EPC agreement related to the construction of WCCF. Cash inflows related to other noncurrent items, net were $0.6 million for the three months ended March 31, 2007, compared to $1.4 million in the three months ended March 31, 2006.

For the three months ended March 31, 2007, MGE Energy recorded $1.4 million in equity earnings from ATC and received $0.9 million in cash dividends from ATC. For the same period in the prior year, MGE Energy recorded $1.3 million in equity earnings from ATC and received $0.9 million in cash dividends from ATC.

MGE

Cash provided by operating activities decreased $2.3 million for the three months ended March 31, 2007, when compared to the same period in the prior year. This decrease is largely attributable to the interim fuel credit and fuel refund in place in the prior year. Namely, MGE billed $5.1 million (net of $0.1 million returned to customers in March 2006) in electric rates, which pursuant to the March 9, 2006 PSCW interim order, was required to be refunded to customers. This credit was accounted for as a reduction to other electric revenues in the consolidated income statement of MGE for the three months ended March 31, 2006, and was shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE.

MGE recorded $2.0 million in employee benefit expenses compared to $2.8 million for the prior year. This decrease in expense is due to a increase in the discount rate used to estimate the expense and a higher asset base due to a higher than expected return on assets during 2006. During the three months ended March 31, 2007, and March 31, 2006, MGE made $4.8 million and $4.1 million, respectively in discretionary contributions to these plans. See Footnote 13 for further discussion of MGE's Pension and Other Postretirement Benefits.

During the three months ended March 31, 2007, MGE recorded a $0.6 million provision for doubtful accounts. This represents a $0.4 million decrease from the amount recorded during the same period in the prior year. The provision during 2006 was higher due to the atypically high fuel costs experienced in the latter portion of 2005 and the effects these costs had on the composition of the aging.

MGE's working capital accounts contributed to $19.4 million in cash provided by operating activities for the three months ended March 31, 2007, compared to $15.5 million during the same period in the prior year. Inflows from working capital account during the three months ended March 31, 2007, are primarily related to decreased levels of stored natural gas, partially offset by higher accounts receivable balances. Cash inflows related to other noncurrent items, net were $0.6 million for the three months ended March 31, 2007, compared to $1.4 million in the three months ended March 31, 2006.

For the three months ended March 31, 2007, MGE recorded $1.4 million in equity earnings from ATC and received $0.9 million in cash dividends from ATC. For the same period in the prior year, MGE recorded $1.3 million in equity earnings from ATC and received $0.9 million in cash dividends from ATC.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $6.4 million for the three months ended March 31, 2007, when compared to the same period in the prior year. Capital expenditures for the three months ended March 31, 2007, were $23.9 million. This amount represents a $6.5 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road ($7.2 million) and $0.8 million in capital expenditures for the Top of Iowa III wind generation project. These increases were partially offset by decreases in capital expenditures related to WCCF ($0.5 million) and a decrease in other utility capital expenditures ($1.0 million).

During the three months ended March 31, 2007, MGE Energy made $0.1 million in capital contributions to various equity investments. MGE Energy did not make any cash capital contributions to ATC. However, MGE transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer the company received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC. During the three months ended March 31, 2006, MGE Energy made $0.7 million in capital contributions to ATC.

During the three months ended March 31, 2007, and March 31, 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.2 million in funds to Elm Road Services, LLC, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash provided by other investing activities was $0.9 million for the three months ended March 31, 2007, compared to $2.1 million for the same period in the prior year.

MGE

MGE's cash used for investing activities increased $6.3 million for the three months ended March 31, 2007, when compared to the same period in the prior year. Capital expenditures for the three months ended March 31, 2007, were $23.9 million. This amount represents a $6.5 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road ($7.2 million) and $0.8 million in capital expenditures for the Top of Iowa III wind generation project. These increases were partially offset by decreases in capital expenditures related to WCCF ($0.5 million) and a decrease in other utility capital expenditures ($1.0 million).

During the three months ended March 31, 2007, MGE did not make any cash capital contributions to ATC. However, MGE transferred $1.4 million in certain transmission Assets to ATC. In exchange for this transfer the company received $0.7 million in cash proceeds and $0.7 in an additional investment in ATC. During the three months ended March 31, 2006, MGE made $0.7 million in capital contributions to ATC.

During both the three months ended March 31, 2007, and March 31, 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.2 million in funds to Elm Road Services, LLC, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash provided by other investing activities was $1.0 million for the three months ended March 31, 2007, compared to $2.2 million for the same period in the prior year.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $11.3 million for the three months ended March 31, 2007, compared to $23.9 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, net short term debt repayments were $10.0 million compared to $17.5 million for the same period in the prior year. MGE Energy received $6.0 million in cash proceeds as the result of stock sold under the Stock Plan and Distribution Agreement during the three month period ended March 31, 2007. This increase is largely attributable to the consummation of a Distribution Agreement on November 9, 2006, with JP Morgan in which MGE Energy may offer and sell up to 1,500,000 shares of its common stock.

Cash dividends paid for the three months ended March 31, 2007, and March 31, 2006, were $7.3 million and $7.1 million, respectively. The cash dividends for the three months ended March 31, 2007, were higher than those paid for the three months ended March 31, 2006, as a result of a higher dividend per share ($0.348 vs. $0.345) and a slight increase in the number of shares outstanding.

MGE

During the three months ended March 31, 2007, cash used for MGE's financing activities was $12.0 million compared to $20.8 million in the same period in the prior year. For the three months ended March 31, 2007, and March 31, 2006, net short term debt repayments were $14.5 million and $17.5 million, respectively. Cash dividends paid from MGE to MGE Energy for the three months ended March 31, 2007, were $6.6 million. During this same period, cash dividends of $2.1 million were paid by MGE Power West Campus and MGE Transco to MGE Energy. These cash outflows were offset by $11.2 million in equity contributions received by MGE Power Elm Road from MGE Energy. This amount is included in minority interest on the MGE consolidated balance sheet.

For the three months ended March 31, 2006, cash dividends made from MGE to MGE Energy were $6.5 million. During this same period, MGE Power West Campus and MGE Power Elm Road received $2.7 million in equity contributions and MGE Power West Campus and MGE Transco paid $3.3 million in dividends to MGE Energy.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2007	December 31, 2006
Common shareholders' equity	56.3%	54.8%
Long-term debt*	36.8%	36.9%
Short-term debt	6.9%	8.3%
*Includes the current portion of long-term debt

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2007, capital expenditures for MGE Energy and MGE totaled $23.9 million, which included $12.7 million of capital expenditures for Elm Road, $0.2 million of capital expenditures for MGE Power West Campus, $0.8 million for the Top of Iowa III wind project, and $10.2 million of capital expenditures for other utility operations.

As of March 31, 2007, MGE Power Elm Road's remaining capital expenditures for Elm Road are estimated to be $109.2 million. Based on current forecasts, capital expenditures for this project are expected to be $40.6 million in 2007 (excludes costs as of March 31, 2007), $44.4 million in 2008, $20.6 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project cost estimate or timing differences. MGE currently estimates that the total cost of the Top of Iowa III project will be approximately $59.3 million (excluding AFUDC). MGE has consummated contracts for a majority of these expenditures. Excluding payments made as of March 31, 2007, $45.2 million in contractual commitments remain (including those contracts entered into in April and May 2007). Based on current forecasts, $44.5 million of these capital commitments will be expended in 2007 and $0.7 million will be expended in 2008. Included in this amount is $2.0 million which is expected to be paid by another party. However, pursuant to the related agreements, MGE is jointly and severally liable in the event the other party defaults on their payment.

MGE is currently funding the majority of its capital commitments for the Top of Iowa III wind project and the Elm Road project with a short-term bank line of credit. MGE intends to fund future capital commitments for these projects with funds generated from normal operations, and financing received from MGE Energy. MGE Energy intends to finance these capital contributions primarily through the issuance of equity securities and short-term debt, as needed.

MGE Transco does not expect to make any additional capital contributions to in 2007.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2007. Further discussion of environmental matters is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006.

State mercury rules

In March 2007, the DNR proposed state mercury rules under NR 446 to address its requirements under CAMR. The state's proposed rule is significantly different from the federal CAMR. See Item 1. Business in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006, for additional discussion of the federal CAMR. The DNR's proposed rule keeps the allocation structure for the state of Wisconsin but it declines participation in the national (or a state) cap-and-trade program, and proposes a unit-by-unit or system-based mercury cap. If the state's version of CAMR as currently proposed becomes a rule, it will increase CAMR compliance costs for Columbia, Blount and Elm Road because it is more restrictive in scope than the federal CAMR. However, it is unknown at this time what those additional costs would be.

WPDES permit

In March 2005, the WDNR determined that the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units met regulatory requirements and reissued a WPDES permit with specific limitations and conditions. The WPDES permit was issued under state law, with concurrence of the EPA. An ALJ upheld the agency's permit reissuance. The reissuance of the WPDES permit was also contested in Dane County circuit court.

The Dane County circuit court remanded the case on March 5, 2007, to the ALJ, directing that the ALJ's interpretation of the federal regulations defining new and existing facilities should be reconsidered in light of the Second Circuit US Court of Appeals January 25, 2007, Riverkeeper II decision, and because the ALJ's decision may have relied in part on other provisions of the Phase II Rule. The court upheld the portion of the ALJ's decision rejecting the petitioners' antidegradation claim. The court did not vacate the WPDES permit, and construction of the ERGS units continues. The court has returned the record to the Division of Hearings and Appeals for further proceedings.

In the event that the WPDES permit was ultimately invalidated, MGE Power Elm Road may incur significant additional costs relating to the Oak Creek/Elm Road cooling water system. If the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Oak Creek project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

Restructuring Activities

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that 11 nonunion and 49 union positions will be eliminated in 2011 as a result of this exit plan.

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. At March 31, 2007, MGE estimates that 29 union and 9 nonunion employees will receive the involuntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. $0.5 million in benefits for the union employees will be paid as a lump sum payment in December 2011. The nonunion benefits will be paid as follows: $0.1 million will be paid out in 2008, $0.1 million in 2010, and $0.5 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the affected IBEW employees may elect to retire early and receive supplemental retirement benefits. These benefits are deemed to be voluntary termination benefits and have been excluded from the table below. See Footnote 13 for further discussion of these benefits and the related accounting. As of March 31, 2007, MGE estimates that 11 employees will elect to receive the early retirement benefits.

MGE anticipates that it will be allowed to recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The aforementioned exit plan has also resulted in a net plan curtailment gain for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. See Footnote 13 for discussion of the accounting implications.

Other Regulatory Matters

Rate filing

On May 7, 2007, MGE filed an application with the PSCW requesting a 5.7% increase to electric rates and a 3.7% increase to gas rates for 2008. The proposed increases cover costs for MGE's new wind energy projects, statewide energy efficiency renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Street Generating Station. In addition to funding the statewide energy programs, the natural gas rate request is also needed for area gas construction projects driven by customer growth.

Fuel refund

On April 24, 2007, the PSCW completed their audit of 2006 electric fuel costs and issued a final order approving the remaining amount to be refunded to customers as a result of lower than expected fuel and purchased power costs in 2006. Pursuant to this order, a credit of $2.4 million was applied to customers' accounts in April, 2007.

Fuel surcharge

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This fuel surcharge will result in an estimated $10.8 million increase in electric revenues on an annual basis. The fuel surcharge was applied to electric rates as of the date of this order. Pursuant to the provisions of this order, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%.

Energy Policy Act

MGE and MGE Energy are subject to the Energy Policy Act and the corresponding regulations developed by certain related federal agencies. Amongst other things, the Energy Policy Act created an Electric Reliability Organization overseen by FERC. The Electric Reliability Organization has established mandatory electric reliability standards, which replace the current voluntary standards developed by the North American Electric Reliability Corporation, and will have the authority to levy monetary sanctions for failure to comply with the new standards. Enforcement of these new approved standards will begin in June 2007.

New Accounting Principles

SFAS 156

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, an amendment of SFAS 140. SFAS 156 simplifies the accounting for servicing rights and reduces the volatility that results from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS 156 also clarifies when to separately account for servicing rights, requires these rights to be initially measured at fair value, and provides the option to subsequently account for those servicing right (by class) at either fair value or under the amortization method previously required under SFAS 140. SFAS 156 is effective for the fiscal year beginning after September 15, 2006. MGE adopted this statement on January 1, 2007. The adoption of this statement did not have a material impact on the MGE Energy's or MGE's consolidated financial statements.

SFAS 157

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact that SFAS 157 may have on their financial statements.

SFAS 159

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement allows companies to choose to measure certain financial instruments and other items at fair value at specified election dates. Per the provisions of this standard, companies are permitted to choose the fair value option on an instrument-by-instrument basis. MGE has not elected to early adopt this statement. Accordingly, SFAS 159 is effective for MGE as of January 1, 2008. MGE is currently in the process of assessing the impacts of this statement and determining whether it will elect the fair value option.

Pension Protection Act

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact this legislation may have on the financial statements.

FIN 48

In June 2006, the FASB issued Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," an interpretation of SFAS No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgement given the facts, circumstances and information available at the reporting date. MGE Energy and MGE adopted the provisions of FIN 48 on January 1, 2007.

At the date of adoption, MGE Energy reclassified $0.3 million of accrued income taxes under prior accounting standards to its FIN 48 tax liability account. Additionally in the adoption accounting, MGE Energy reclassified $0.1 million of accrued interest under prior accounting standards to its FIN 48 interest payable account. These adjustments had no impact on retained earnings. During the three months ended March 31, 2007, MGE recorded less than $0.1 million in interest expense related to the unrecognized tax benefit. There were no penalties recorded during the three month period. MGE and MGE Energy have elected to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The unrecognized tax benefits are related chiefly to state tax matters that are currently under examination. It is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months as a result of audit settlement, although the outcome of the issues are uncertain. If recognized, the unrecognized tax benefits would have an impact on the effective tax rate.

MGE Energy files a consolidated federal income tax return that includes all of the subsidiary companies. Years starting with 2003 are subject to federal examination by the IRS, although no examination is currently scheduled or in process. Years prior to 2003 are closed years.

MGE Energy and MGE have material state income tax liabilities only in the state of Wisconsin. Wisconsin requires each corporation within a consolidated group to file a separate tax return. Other corporate members of the MGE Energy consolidated group report insignificant amounts of taxes to Wisconsin.

The Wisconsin Department of Revenue is currently examining MGE's income tax returns beginning with 1999 and extending through 2004. Years subsequent to 2004 are not presently scheduled for examination but are open under state statutes. MGE's state income tax years prior to 1999 are closed.

MGE Energy's Wisconsin years commencing with 2002 are currently open to audit examination but no years are presently scheduled or in process of an audit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE's market risk has not changed between 2006 and 2007. MGE does not enter into speculative trading transactions.

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less gas purchased) is collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margin.

MGE may also be impacted by extreme weather conditions such as hurricanes or tornados. Such conditions may damage critical operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during the three months ended March 31, 2007, as measured by degree days, may be found in Results of Operations.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel cost, purchased energy costs, and the cost of natural gas. MGE's electric fuel costs are subject to fuel rules established by the PSCW. Under the electric fuel rules, MGE may be required to refund to customers if its actual fuel costs fall outside the lower end of the range and would be allowed to request a surcharge if those actual fuel costs exceed the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Pursuant to the PSCW order issued on December 22, 2006, MGE's will be subject to a plus or minus 2% range. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas , subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial contracts, including futures, swaps, options, and forwards. The maximum length of time over which cash flows related to energy commodities are currently being cash-flow hedged is one year. MGE's energy contracts are accounted for under SFAS 133. Many of the contracts qualify for the normal purchase and sales exemption to SFAS 133. Those that do not qualify for this exemption are recorded as assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS No. 133 and are offset with a corresponding regulatory asset or liability.

At March 31, 2007, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas and over-the-counter financial floating-to-fixed price swaps and calls for the "Winter Set-Price Firm Gas Sales Service" pilot program. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At March 31, 2007, the fair value of these instruments exceeded their cost basis by $0.9 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized gain has been deferred on the balance sheet as a regulatory liability.

MGE also holds futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA Clause, MGE shareholders have the ability to receive 50% of the benefits or loss from these deals if certain thresholds are achieved. At March 31, 2007, these positions were in an unrealized loss position of $0.7 million. Of this amount, 50% is reflected in other comprehensive income and 50% is deferred under SFAS 71 pursuant to a rate order issued by the PSCW.

MGE's energy contracts are valued using readily available NYMEX pricing data.

Interest Rate Risk

Both MGE and MGE Energy have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities.

Regulatory Recovery Risk

MGE's electric operations burn natural gas in several of its peak power plants or as a supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. Pursuant to a PSCW rate order issued on December 22, 2006, effective January 1, 2007, the PSCW modified MGE's fuel rules bandwidth to a range of -2% to +2%. MGE may be required to refund to customers if its actual fuel costs fall outside the lower end of the range (-2%), and would be allowed to request a surcharge if those actual fuel costs exceeded the upper end of the range (+2%). MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2007, fuel and purchased power costs included in MGE's base fuel rates are $110.0 million.

On March 14, 2007, MGE filed an application with the PSCW requesting a $0.00383 per kWh surcharge on its electric rates to cover increased fuel and purchased power costs. In its application to the PSCW, MGE stated that actual January and preliminary February fuel costs exceeded the monthly fuel rules bandwidth. Additionally, MGE represented that annual fuel costs per kWh, computed based on actual results for January, preliminary results for February, and revised forecasts for the remainder of the year, exceeded the annual fuel rules bandwidth. Based on the aforementioned annual fuel costs calculation, MGE estimated in that application that if a fuel surcharge is not awarded, the Company would be under recovered on fuel costs by $12.2 million.

The fuel surcharge application is being reviewed by the PSCW and is subject to approval.

Credit Risk - Counterparty

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 315 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,625 square miles in Wisconsin. Based on results for the year ended December 31, 2006, no one customer constituted more than 7% of total operating revenues for MGE and MGE Energy. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

Cash, cash equivalents, and customer accounts receivable are the financial instruments that potentially subject MGE Energy and MGE to concentrations of credit risk. MGE Energy and MGE place their cash and cash equivalents with high credit-quality financial institutions. MGE has limited concentrations of credit risk from customer accounts receivable because of the large number of customers and strong economy in its service territory.

Item 4. Controls and Procedures.

MGE Energy

During the first quarter of 2007, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2007, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2007, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

MGE

During the first quarter of 2007, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2007, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2007, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's annual report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: May 8, 2007	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 8, 2007	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: May 8, 2007	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 8, 2007	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)