Form 10-Q
period 2007-06-30
MADISON GAS & ELECTRIC CO
filed 2007-08-07
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2007

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. and Madison Gas and Electric Company:  Yes [   ]  No [X]

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2007
MGE Energy, Inc.	Common stock, $1.00 par value, 21,764,275 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

3

Filing Format

3

Forward-Looking Statements

3

Where to Find More Information

3

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

4

Item 1. Financial Statements.

6

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Consolidated Balance Sheets (unaudited)

8

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

9

Consolidated Statements of Cash Flows (unaudited)

10

Consolidated Balance Sheets (unaudited)

11

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

57

Item 4. Controls and Procedures.

60

Item 4T. Controls and Procedures.

60

PART II. OTHER INFORMATION.

61

Item 1. Legal Proceedings.

61

Item 4. Submission of Matters to a Vote of Security Holders.

61

Item 6. Exhibits.

62

Signatures - MGE Energy, Inc.

63

Signatures - Madison Gas and Electric Company

64

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2006 Annual Report on Form 10-K: ITEM 1A. Risk Factors and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
ALJ	Administrative Law Judge
Alliant	Alliant Energy Corporation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
Blount	Blount Station
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CWDC	Central Wisconsin Development Corporation
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
DNR	Department of Natural Resources
Dth	dekatherms
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
EPC	Engineering, Procurement, and Construction
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
IBEW	International Brotherhood of Electric Workers
interconnection agreement	Generation-Transmission Interconnection Agreement
IRS	Internal Revenue Service
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London interbank offered rate
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq National Stock Market

NOx	nitrogen oxide
NR	Natural Resources
NYMEX	New York Mercantile Exchange
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RSG	Revenue Sufficiency Guarantee Charge
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	sulfur dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WUMS	Wisconsin and Upper Peninsula of Michigan System

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues:
Regulated revenues	$109,244	$98,799	$275,851	$256,461
Nonregulated revenues	1,301	922	2,580	1,845
Total Operating Revenues	110,545	99,721	278,431	258,306

Operating Expenses:
Fuel for electric generation	13,476	9,138	27,236	20,387
Purchased power	18,594	19,926	40,075	40,682
Natural gas purchased	17,992	13,656	85,335	77,123
Other operations and maintenance	31,823	31,590	63,528	62,155
Depreciation and amortization	8,023	7,804	16,080	15,525
Other general taxes	3,914	3,768	7,821	7,736
Total Operating Expenses	93,822	85,882	240,075	223,608
Operating Income	16,723	13,839	38,356	34,698

Other income, net	1,745	1,339	3,060	3,037
Interest expense	(3,175)	(3,868)	(6,715)	(7,698)
Income before income taxes	15,293	11,310	34,701	30,037
Income tax provision	(5,327)	(4,259)	(12,433)	(11,470)
Net Income	$ 9,966	$ 7,051	$ 22,268	$ 18,567

Earnings per Share of Common Stock (basic and diluted)	$0.47	$0.34	$1.05	$0.91

Dividends paid per share of common stock	$0.348	$0.345	$0.697	$0.690

Average Shares Outstanding (basic and diluted)	21,375	20,468	21,201	20,461

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income	$22,268	$18,567
Items not affecting cash:
Depreciation and amortization	16,080	15,525
Deferred income taxes	(2,222)	(2,632)
Amortization of investment tax credits	(205)	(216)
Amortization of debt issuance costs and discount	284	327
Provision for doubtful accounts receivable	1,778	2,291
Employee benefit plan expenses	4,080	5,601
Equity earnings in ATC	(2,958)	(2,613)
Reserve for fuel refund	587	8,428
Other items	(36)	368
Changes in working capital:
Decrease in current assets	19,244	36,525
Decrease in current liabilities	(8,129)	(16,151)
Dividend income from ATC	2,089	1,954
Cash contributions to pension and other postretirement plans	(4,895)	(4,255)
Other noncurrent items, net	3,808	2,854
Cash Provided by Operating Activities	51,773	66,573

Investing Activities:
Capital expenditures	(48,405)	(38,097)
Capital contributions to ATC and other investments	(125)	(1,392)
Advance to WEPCO for ATC work	(208)	(572)
Proceeds from sale of property	724	-
Increase in finance receivables	(535)	-
Other	913	(724)
Cash Used for Investing Activities	(47,636)	(40,785)

Financing Activities:
Issuance of common stock	25,617	2,349
Issuance of treasury stock	-	119
Cash dividends paid on common stock	(14,793)	(14,113)
Decrease in short-term debt, net	(13,500)	(14,000)
Cash Used for Financing Activities	(2,676)	(25,645)

Change in Cash and Cash Equivalents	1,461	143
Cash and cash equivalents at beginning of period	3,003	3,331
Cash and cash equivalents at end of period	$ 4,464	$ 3,474

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2007	Dec. 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,464	$ 3,003
Restricted cash	2,244	4,243
Accounts receivable, less reserves of $3,606 and $3,489, respectively	33,659	33,397
Other accounts receivable, less reserves of $105 and $107, respectively	3,252	4,508
Unbilled revenues	18,948	26,038
Materials and supplies, at lower of average cost or market	14,948	15,052
Fossil fuel	5,954	6,010
Stored natural gas, at lower of average cost or market	23,154	31,465
Prepaid taxes	12,645	13,748
Regulatory assets - current	2,712	4,270
Other current assets	6,444	7,679
Total Current Assets	128,424	149,413
Other long-term receivables	5,532	4,631
Special billing projects	891	1,861
Regulatory assets	50,445	50,841
Other deferred charges	5,934	5,874
Property, Plant, and Equipment, Net	634,152	632,474
Construction work in progress	126,541	95,949
Total Property, Plant, and Equipment	760,693	728,423
Other Property and Investments	42,722	41,189
Total Assets	$994,641	$982,232

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$ 15,000	$ 15,000
Short-term debt	43,500	57,000
Accounts payable	34,051	45,063
Accrued interest and taxes	7,105	3,430
Deferred income taxes	3,288	3,917
Regulatory liabilities - current	1,022	2,943
Pension liability - current	614	614
Other current liabilities	16,872	15,894
Total Current Liabilities	121,452	143,861
Other Credits:
Deferred income taxes	101,328	101,700
Investment tax credit - deferred	3,292	3,497
Regulatory liabilities	26,122	24,207
Accrued pension and other postretirement benefits	74,178	76,050
Other deferred liabilities	22,409	20,285
Total Other Credits	227,329	225,739
Capitalization:
Common shareholders' equity	408,545	375,348
Long-term debt	237,315	237,284
Total Capitalization	645,860	612,632
Commitments and contingencies (see Footnote 11)	-	-
Total Liabilities and Capitalization	$994,641	$982,232

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenues:
Regulated electric revenues	$ 80,947	$75,441	$157,711	$147,994
Regulated gas revenues	28,297	23,358	118,140	108,467
Nonregulated revenues	1,301	922	2,580	1,845
Total Operating Revenues	110,545	99,721	278,431	258,306

Operating Expenses:
Fuel for electric generation	13,476	9,138	27,236	20,387
Purchased power	18,594	19,926	40,075	40,682
Natural gas purchased	17,992	13,656	85,335	77,123
Other operations and maintenance	31,709	31,452	63,315	61,915
Depreciation and amortization	8,023	7,804	16,080	15,525
Other general taxes	3,914	3,768	7,820	7,736
Income tax provision	4,533	3,663	11,073	10,158
Total Operating Expenses	98,241	89,407	250,934	233,526
Operating Income	12,304	10,314	27,497	24,780

Other Income and Deductions:
AFUDC - equity funds	300	101	545	211
Equity earnings in ATC	1,513	1,315	2,958	2,613
Income tax provision	(627)	(601)	(1,091)	(1,317)
Other income (deductions)	(74)	(77)	(453)	210
Total Other Income and Deductions	1,112	738	1,959	1,717
Income before interest expense	13,416	11,052	29,456	26,497

Interest Expense:
Interest on long-term debt	3,893	3,556	7,786	7,041
Other interest	(71)	474	23	1,014
AFUDC - borrowed funds	(127)	(42)	(231)	(89)
Net Interest Expense	3,695	3,988	7,578	7,966
Net Income Before Minority Interest	$ 9,721	$ 7,064	$ 21,878	$ 18,531
Minority interest, net of tax	(2,736)	(2,520)	(5,449)	(4,895)
Net Income	$ 6,985	$ 4,544	$ 16,429	$ 13,636

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income	$ 16,429	$ 13,636
Items not affecting cash:
Depreciation and amortization	16,080	15,525
Deferred income taxes	(2,224)	(2,634)
Amortization of investment tax credits	(205)	(216)
Amortization of debt issuance costs and discount	284	327
Provision for doubtful accounts receivable	1,778	2,291
AFUDC - equity funds	(545)	(211)
Employee benefit plan expenses	4,080	5,601
Equity earnings in ATC	(2,958)	(2,613)
Minority interest, net of tax	5,449	4,895
Reserve for fuel refund	587	8,428
Other items	1,532	579
Changes in working capital:
Decrease in current assets	18,130	32,090
Decrease in current liabilities	(6,523)	(15,070)
Dividend income from ATC	2,089	1,954
Cash contributions to pension and other postretirement plans	(4,895)	(4,255)
Other noncurrent items, net	3,770	2,799
Cash Provided by Operating Activities	52,858	63,126

Investing Activities:
Capital expenditures	(48,405)	(38,097)
Capital contributions to ATC and other investments	(25)	(1,298)
Advance to WEPCO for ATC work	(208)	(572)
Proceeds from sale of property	724	-
Increase in finance receivables	(351)	-
Other	873	(724)
Cash Used for Investing Activities	(47,392)	(40,691)

Financing Activities:
Cash dividends paid to parent by MGE	(13,121)	(12,996)
Cash dividend paid to parent from Power West Campus and Transco	(5,735)	(5,631)
Affiliate financing of Power Elm Road	-	9,052
Equity contributions received by Transco, Power Elm Road, and Power West Campus	23,100	3,486
Decrease in short-term debt, net	(8,500)	(16,000)
Other	-	(136)
Cash Used for Financing Activities	(4,256)	(22,225)

Change in Cash and Cash Equivalents	1,210	210
Cash and cash equivalents at beginning of period	1,246	822
Cash and cash equivalents at end of period	$ 2,456	$ 1,032

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	June 30, 2007	Dec. 31, 2006
Utility Plant (At Original Cost, in Service):
Electric	$ 677,787	$ 667,597
Gas	263,551	260,550
Nonregulated	109,869	109,587
Gross plant in service	1,051,207	1,037,734
Less accumulated provision for depreciation	(417,186)	(405,391)
Net plant in service	634,021	632,343
Construction work in progress	126,541	95,949
Total Utility Plant	760,562	728,292
Other property and investments	1,285	1,306
Investment in ATC	40,061	38,468
Total Other Property and Investments	41,346	39,774
Current Assets:
Cash and cash equivalents	2,456	1,246
Restricted cash	2,244	4,243
Accounts receivable, less reserves of $3,606 and $3,489, respectively	33,659	33,397
Other receivables, less reserves of $105 and $107, respectively	3,242	4,398
Unbilled revenues	18,948	26,038
Materials and supplies, at lower of average cost or market	14,948	15,052
Fossil fuel	5,954	6,010
Stored natural gas, at lower of average cost or market	23,154	31,465
Prepaid taxes	12,645	12,753
Regulatory assets - current	2,712	4,270
Other current assets	6,436	7,652
Total Current Assets	126,398	146,524
Other long-term receivables	5,151	4,631
Special billing projects	891	1,861
Affiliate receivable long-term	11,900	12,923
Regulatory assets	50,445	50,841
Other deferred charges	5,782	5,684
Total Assets	$1,002,475	$ 990,530

CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$ 311,138	$ 307,784
Minority interest	118,792	95,978
Long-term debt	237,315	237,284
Total Capitalization	667,245	641,046
Current Liabilities:
Long-term debt due within one year	15,000	15,000
Short-term debt - commercial paper	21,000	29,500
Accounts payable	33,875	44,513
Affiliate payables	2,109	2,070
Accrued interest and taxes	14,479	9,583
Accrued payroll related items	6,720	6,688
Deferred income taxes	3,289	3,919
Regulatory liabilities - current	1,022	2,943
Pension liability - current	614	614
Other current liabilities	10,032	9,114
Total Current Liabilities	108,140	123,944
Other Credits:
Deferred income taxes	101,089	101,501
Investment tax credit - deferred	3,292	3,497
Regulatory liabilities	26,122	24,207
Accrued pension and other postretirement benefits	74,178	76,050
Other deferred liabilities	22,409	20,285
Total Other Credits	227,090	225,540
Commitments and contingencies (see Footnote 11)	-	-
Total Capitalization and Liabilities	$1,002,475	$ 990,530

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2007

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying consolidated financial statements as of June 30, 2007, and for the three and six months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 51 through 104 of the 2006 Form 10-K.

2.

Variable Interest Entities - MGE.

a.

MGE Power West Campus.

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

Based on the nature and terms of the leasing and operating agreements and the relationships they establish, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE also is the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary and MGE Power West Campus is a VIE under FIN 46R. Accordingly, MGE Power West Campus has been consolidated in the financial statements of MGE as of December 31, 2003, and subsequent periods.

MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest.

b.

MGE Power Elm Road.

See Footnote 7 of Notes to Consolidated Financial Statements for discussion.

c.

Shared Savings Program.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 85.2% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." The entities constituting the remaining balance are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE continues to attempt to obtain information from these entities in order to determine whether they should be consolidated by MGE.

3.

Equity and Financing Arrangements - MGE Energy and MGE.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan.

For the six months ended June 30, 2007, MGE Energy issued 375,604 new shares of common stock under the Stock Plan for net proceeds of $12.9 million. For the six months ended June 30, 2006, MGE Energy issued 77,737 new shares of common stock under the Stock Plan for net proceeds of $2.3 million.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with JP Morgan under which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During the six months ended June 30, 2007, MGE Energy issued 383,500 shares of its common stock for $12.7 million in net proceeds under this agreement. These sales are made pursuant to an effective shelf registration statement MGE Energy filed with the SEC in March 2003.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

c.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at June 30, 2007, includes the unrealized gains and losses on available-for-sale securities and certain hedging transactions. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2006, to June 30, 2007, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2006	$581	$188
Change in unrealized gain on available for sale securities, net of tax expense of $61 and $21, respectively	91	32
Change in unrealized gain on cash flow hedges, net of tax expense of $9 and $9, respectively	14	14
Balance, June 30, 2007	$686	$234

4.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
MGE Energy	2007	2006	2007	2006
Net income	$ 9,966	$7,051	$22,268	$18,567
Unrealized gain on cash flow hedges, net of tax of ($245 and $145, and $9 and $145)	365	216	14	216
Unrealized gain on available-for-sale securities, net of tax ($60 and $5, and $61 and $32)	90	8	91	48
Total comprehensive income	$10,421	$7,275	$22,373	$18,831
MGE
Net income	$6,985	$4,544	$16,429	$13,636
Unrealized gain on cash flow hedges, net of tax of ($245 and $145, and $9 and $145)	365	216	14	216
Unrealized gain on available-for-sale securities, net of tax ($19 and $13, and $21 and $14)	28	19	32	21
Total comprehensive income	$7,378	$4,779	$16,475	$13,873

5.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the six months ended June 30, 2007 and 2006, MGE Transco recorded equity earnings from the investment in ATC of $3.0 million (pretax) and $2.6 million (pretax), respectively. Dividend income received from ATC was $2.1 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, MGE Transco made no cash contributions to ATC. However, on February 15, 2007, MGE transferred $1.4 million in additional transmission assets to ATC. In exchange, MGE received an additional $0.7 million investment in ATC and $0.7 million in cash consideration. MGE Transco made capital contributions to ATC of $1.3 million for the six months ended June 30, 2006.

At June 30, 2007, MGE is the majority owner and MGE Energy is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest.

ATC's summarized financial data for the six months ended June 30, 2007 and 2006, is as follows:

(In thousands)
Income statement data for the six months ended June 30,	2007	2006
Operating revenues	$199,818	$159,879
Operating expenses	(98,838)	(84,499)
Other (expense) income	(326)	2,203
Interest expense, net	(26,459)	(19,889)
Net income	$ 74,195	$ 57,694

MGE and MGE Energy's equity earnings in ATC	$2,958	$2,613

6.

Taxes - MGE Energy and MGE.

a.

FIN 48.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgement given the facts, circumstances and information available at the reporting date. MGE Energy and MGE adopted the provisions of FIN 48 on January 1, 2007.

At the date of adoption, MGE Energy and MGE reclassified $0.3 million of accrued income taxes under prior accounting standards to its long term FIN 48 tax liability account. Additionally in the adoption accounting, MGE Energy and MGE reclassified $0.1 million of accrued interest under prior accounting standards to its FIN 48 interest payable account. These adjustments had no impact on retained earnings. MGE and MGE Energy have elected to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended June 30, 2007, less than $0.1 million of interest expense was recognized and no penalties were incurred.

The unrecognized tax benefits recorded upon adoption related to MGE's state tax matters that were under examination. Subsequent to adoption, in the second quarter of 2007, MGE reached a settlement regarding all matters identified in the aforementioned FIN 48 tax liability. Pursuant to this settlement, MGE will be obligated to remit $0.2 million for these matters.

As of June 30, 2007, MGE Energy and MGE recorded a $0.1 million reduction to income tax expense and a $0.1 million reduction in interest expense. Additionally, MGE reclassified the remaining $0.2 million accrual related to these matters from the FIN 48 tax liability account to the accrued taxes balance, as these amounts were no longer uncertain. MGE and MGE Energy expect to pay such amounts during the third quarter of 2007.

As a result of this settlement, at June 30, 2007, MGE Energy and MGE do not have any amounts included in the FIN 48 tax liability account.

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

MGE Energy's Wisconsin years commencing with 2002 are currently open to audit examination but no years are presently scheduled or in process of an audit. MGE's Wisconsin years starting with 2005 are open to audit examination but no years are presently scheduled or in process of an audit.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three and six months ended June 30, 2007, is 34.8% and 35.8%, respectively, compared to 37.7% and 38.2% for the same periods in 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

Other factors contributing to a decrease in the effective tax rate include the favorable settlement of an income tax examination for which a FIN 48 liability had been recorded, an increase in the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004, and an increase in projected AFUDC-equity to be earned on the Top of Iowa III project. Pursuant to an order issued by the PSCW on December 22, 2006, MGE is permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

7.

Elm Road - MGE Energy and MGE.

a.

Consolidation.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's sole principal asset is the 8.33% undivided ownership interest in the aforementioned coal-fired generating plants. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $171 million. MGE estimates that $28.3 million in additional expenditures for this project will be expended in 2007, $44.5 million in 2008, $20.6 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project estimate or timing difference. At June 30, 2007, MGE Power Elm Road had contributed $74.4 million in capital for this project and had accrued $3.7 million in incurred but unpaid capital expenditures. At June 30, 2007, $78.1 million (excluding capitalized interest) related to this project is reflected in the Construction Work In Progress balance on MGE and MGE Energy's consolidated balance sheets.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. For the six months ended June 30, 2007, MGE Power Elm Road recorded $1.7 million in capitalized interest related to the Elm Road project.

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

Based on the nature and terms of the leasing agreement and the relationship it establishes, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under FIN 46R. Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as minority interest.

b.

Nonregulated Revenues.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $54.3 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost. Per the provisions of the rate order issued by the PSCW on December 22, 2006, during 2007 MGE is permitted to recover $8.6 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $6.8 million relates to carrying costs and $1.8 million relates to management fees and community impact mitigation costs.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $21.7 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $32.6 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. For the six months ended June 30, 2007, $3.4 million related to the carrying costs were recovered in rates. Of this amount, $1.4 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $2.0 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy.

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

The Dane County circuit court remanded the case on March 5, 2007, to the ALJ, directing that the ALJ's interpretation of the federal regulations defining new and existing facilities should be reconsidered in light of the Second Circuit US Court of Appeals January 25, 2007, Riverkeeper II decision, and because the ALJ's decision may have relied in part on other provisions of the Phase II Rule. The court upheld the portion of the ALJ's decision rejecting the petitioners' antidegradation claim. The court did not vacate the WPDES permit, and construction of the Elm Road units continues. The court has returned the record to the Division of Hearings and Appeals for further proceedings. In June 2007, the ALJ for the Division of Hearings and Appeals granted We Energies' motion to stay the appeal, pending the WDNR's action on We Energies' request for a permit modification. Opponents of the plant filed a motion asking the Dane County Circuit Court to direct the ALJ to decide the permit issues on remand without regard to the WDNR's action on the permit modification and to stop construction on the water intake structure. Briefing on the motion was completed in early August and a hearing held on August 3, 2007.

In the event that the WPDES permit were ultimately to be invalidated, MGE Power Elm Road may incur a delay and significant additional costs relating to the Elm Road cooling water system. If the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Elm Road project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

8.

Top of Iowa III Wind Project - MGE Energy and MGE.

On September 29, 2006, MGE formalized plans to acquire 29.7 MW or 18 turbines in a wind-powered electric generating facility that will be constructed in Iowa. MGE's share will represent 26.5% of a larger wind generation facility.

At June 30, 2007, MGE had incurred $13.3 million of costs on the project (including $0.8 million in accruals and excluding AFUDC), which is reflected in the construction work in progress balance on MGE and MGE Energy's consolidated balance sheets. During the six months ended June 30, 2007, MGE also had recorded $0.5 million in AFUDC related to this project. Pursuant to an order issued by the PSCW on December 22, 2006, MGE is permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

Contractual commitments of $44.6 million remain on the project. MGE estimates that $39.5 million additional capital commitments will be expended in 2007 and $5.1 million will be expended in 2008. Included in these amounts is $2.0 million which is expected to be paid by another party. However, pursuant to the related agreements, MGE is jointly and severally liable in the event the other parties default on their payment.

In June 2007, the PSCW issued a certificate of authority approving the aforementioned project. The costs of this project will be incorporated in rates beginning in 2008.

9.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans. Pursuant to policies implemented during 2006, all new union and nonunion employees hired after December 31, 2006, have been enrolled in a defined contribution 401(k) plan, rather than the defined benefit pension plan previously offered to new hires.

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

a.

Net Periodic Cost.

The following table presents the components of MGE and MGE Energy's net periodic benefit costs recognized for the three and six months ended June 30, 2007 and 2006. A portion of the net periodic benefit cost is capitalized within the Consolidated Balance Sheets. MGE and MGE Energy utilize actual fair value to compute the market-related value of the pension assets.

Pension Benefits	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$1,311	$1,399	$2,622	$2,797
Interest cost	2,653	2,537	5,308	5,074
Expected return on assets	(3,084)	(2,692)	(6,169)	(5,383)
Amortization of:
Transition obligation	36	60	72	120
Prior service cost	111	100	222	199
Actuarial loss	218	474	436	948
Net periodic benefit cost	$1,245	$1,878	$2,491	$3,755

Postretirement Benefits	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$ 435	$ 536	$ 870	$1,071
Interest cost	762	840	1,524	1,680
Expected return on assets	(288)	(236)	(576)	(473)
Amortization of:
Transition obligation	107	106	214	213
Prior service cost	52	55	104	110
Actuarial loss	44	204	88	408
Net periodic benefit cost	$1,112	$1,505	$2,224	$3,009

During the six months ended June 30, 2007, $1.1 million has been amortized from regulatory assets into net periodic benefit cost. In accordance with the provisions of SFAS 158, to recognize the amortization of the transition obligation, prior services costs, and actuarial gain/loss in net periodic cost, an adjustment to other comprehensive income, or in MGE's case, regulatory assets, should be made. Based on a final order issued by the PSCW, the funded status of the pension and other postretirement plans was permitted to be recorded as a regulatory asset rather than as an adjustment to other comprehensive income as this amount represents future expenses that will be recoverable in rates.

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

Additionally, on September 21, 2006, certain voluntary termination benefits were awarded to International Brotherhood of Electrical Workers (IBEW) employees who may be impacted by the discontinuance of coal use at Blount. Namely, these employees were offered certain supplemental early retirement benefits. In order to receive these benefits, the affected employees were required to declare their intent to retire early by no later than December 21, 2006 (for employees age 60 or older) or December 31, 2007 (for employees age less than 60). In accordance with the provisions of SFAS 88, MGE recognizes the related liability at the time the employees accept the offer and the amount can be reasonably estimated. As of June 30, 2007, two of the union employees have declared their intent to retire early. The related liability has been reflected in the balance sheet at June 30, 2007.

c.

Expected Cash Flows.

There are no required contributions for the 2007 plan year. Likewise, there were no required contributions for the 2006 plan year. However, MGE may elect to make discretionary deductible contributions. MGE elected to make discretionary deductible contributions of $4.9 million during the six months ended June 30, 2007.

d.

Pension Protection Act.

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will become effective on January 1, 2008. MGE and MGE Energy are currently assessing the impact this legislation may have on their contributions and financial statements.

10.

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

On January 1, 2007, 22,479 units were granted based on the MGE Energy December 31, 2006, closing stock price. These units are subject to either a four or five year graded vesting schedule. Based on the provisions of SFAS 123R, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at June 30, 2007. Changes in fair value as well as the original grant have been recognized as compensation cost. Because this amount will be remeasured throughout the vesting period, the compensation cost is subject to variability.

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

During the six months ended June 30, 2007, MGE recorded $0.1 million in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned period.

11.

Commitments and Contingencies - MGE Energy and MGE.

a.

Coal Contracts.

MGE has coal supply contracts related to the Blount plant. As of June 30, 2007, total coal commitments related to the Blount plant are estimated to be $3.0 million for 2007. Fuel procurement for MGE's jointly owned Columbia plant is handled by Alliant, the operating company. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of June 30, 2007, MGE's share of the total coal commitments for the Columbia plant are estimated to be $5.9 million in 2007, $9.6 million in 2008, $7.5 million in 2009, $5.0 million in 2010, and $5.0 million in 2011.

b.

Purchased Power Contracts.

MGE has purchased power contracts to help meet future electric supply requirements. As of June 30, 2007, MGE's total commitments for purchased power contracts for capacity are estimated to be $10.6 million in 2007, $9.1 million in both 2008 and 2009, $9.2 million in 2010, and $9.3 million in 2011. Management expects to recover these costs in future customer rates.

On February 21, 2007, MGE and Invenergy signed an amendment to an existing purchase power agreement. Under this amended agreement, MGE has agreed to purchase approximately 15 MW of wind power at a facility to be constructed near Waupun, Wisconsin for a 20 year term. Construction of this facility began in June 2007 and the facility is expected to be operational by early 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the unit.

On April 23, 2007, MGE entered into a 20 year purchase power agreement for wind generation. Under this agreement, MGE has agreed to purchase 30 MW of wind power from the Top of Iowa II project which is being constructed in Iowa. This facility is expected to be operational by the end of 2007. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project.

c.

Wind-Powered Generation Capital Contracts.

See Footnote 8 for further discussion.

d.

Natural Gas Supply, Transportation, and Storage Contracts.

MGE's transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of June 30, 2007, these payments are estimated to be $15.1 million in 2007, $15.0 million in 2008, $14.1 million in 2009, $13.8 million in 2010, and $9.0 million in 2011. Management expects to recover these costs in future customer rates. MGE also has natural gas supply commitments. These commitments include market-based pricing. As of June 30, 2007, total natural gas supply commitments for 2007 and 2008 are estimated to be $26.1 million and $30.7 million, respectively. Management expects to recover these costs in future customer rates.

e.

Environmental.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At June 30, 2007, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia. These standards and initiatives may also result in additional capital and operating expenditures at WCCF and Blount.

As of June 30, 2007, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated with respect to any commitments made. MGE's share of these commitments will be $1.1 million in 2007. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE.

f.

Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2007. At June 30, 2007, MGE had sold an outstanding $3.9 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

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

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2007, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.4 million in 2007, $0.9 million in 2008, $0.6 million in 2009, $0.8 million in 2010, and $0.7 million in 2011.

MGE Energy also has guaranteed debt service payments on a development project. This is a three year commitment ending in 2009 with a maximum financial exposure of $0.3 million for the term of the guarantee.

g.

Elm Road Purchase Commitments - MGE Energy.

See Footnote 7 for further discussion.

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

For the period April 1, 2005, though June 30, 2007, MGE has estimated net benefits under this agreement of $2.1 million. This amount has been deferred and is included in regulatory liabilities on the consolidated balance sheets of MGE and MGE Energy at June 30, 2007, reflecting MGE's obligation to refund this benefit to its customers. This amount will be provided to customers via a reduction to electric rates during 2008.

i.

MISO Charges.

As a participant of the MISO market, MGE is subject to certain MISO imposed user charges. One such charge is the Revenue Sufficiency Guarantee Charge (RSG). RSG is a mechanism designed to ensure that a generator, which has been instructed by MISO to run, recovers certain production costs. The cost of RSG is socialized amongst all MISO participants.

During the quarter ended June 30, 2007, a consensus was achieved regarding clarifications and revisions proposed by MISO on the computation of real-time RSG. Such clarifications will be retroactively applied to April 1, 2005. As of June 30, 2007, MGE has estimated that under the revised RSG computation, MGE owes MISO $1.0 million, including interest. This amount has been accrued at June 30, 2007, and resulted in an increase to purchased power expense for the three and six months ended June 30, 2007.

j.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of June 30, 2007, MGE has a total of $0.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters are uncertain and may have an adverse effect on MGE's results of operations or cash flows.

12.

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

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. At June 30, 2007, MGE estimates that 39 union and 10 nonunion employees will receive the involuntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. The entire $0.9 million in benefits for the union employees will be paid as a lump sum payment in December 2011. The nonunion benefits will be paid as follows: $0.2 million will be paid out in 2008, $0.2 million in 2010, and $0.5 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the affected IBEW employees may elect to retire early and receive supplemental retirement benefits. These benefits are deemed to be voluntary termination benefits and have been excluded from the table below. See Footnote 9 for further discussion of these benefits and the related accounting. As of June 30, 2007, MGE estimates that 11 employees will elect to receive the early retirement benefits.

MGE anticipates that it will be allowed to recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2006, through June 30, 2007:

(In thousands)
Balance at December 31, 2006	$202
Additional expense during the period*	243
Cash payments during the period	-
Balance, June 30, 2007	$445

*Amounts are reflected as regulatory assets in the financial statements of MGE Energy and MGE.

The aforementioned exit plan has also resulted in a net plan curtailment gain for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. See Footnote 9 for discussion of the accounting implications.

13.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion can not be applied, SFAS 133 requires MGE Energy and MGE to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability.

During 2007 and 2006, MGE's gas and electric segments purchased and sold exchange traded and over-the-counter options, swaps, and futures. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. At June 30, 2007, the cost of these instruments exceeded their net market value by $2.3 million.

Under the PGA clause and electric fuel rules, MGE may include in costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized gain is deferred on the balance sheet as a regulatory liability. All of the instruments outstanding as of June 30, 2007, will expire in 12 months or less. Accordingly, the fair value of these instruments is reflected as a current regulatory liability and current deferred asset. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected in natural gas purchased, purchased power, or fuel used for electric generation in the delivery month applicable to the instrument.

At June 30, 2007, MGE also held futures and basis swaps entered into to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders can receive 50% of the benefits or loss from these instruments depending on performance in comparison to regulatory prescribed thresholds. At June 30, 2007, these instruments were in an unrealized gain position of $0.6 million. Of this amount, 50% is reflected in other comprehensive income and 50% is reflected as a regulatory asset pursuant to a rate order issued by the PSCW. These instruments all expire in 2007. Accordingly, the value of these instruments is included within the current section of the MGE and MGE Energy balance sheets. Upon settlement, the gain or loss from these instruments will be reflected in the natural gas purchased expense.

On November 1, 2006, MGE entered into a non-exchange traded HDD collar. This agreement extended from January 2007 until March 2007. This agreement had a premium of $0.3 million. Under this agreement, MGE was subject to a floor (3,450 HDD) and a ceiling (3,600 HDD) based on forecasted heating degree days during the indicated period. If heating degree days were below the floor, MGE was entitled to receive payment, and if actual heating degree days exceeded the ceiling, MGE was obligated to make a payment. Any payment or receipt was limited to $1.4 million. Actual heating degree days during the aforementioned period were 3,537. Because this number was in between the prescribed ceiling and floor, no additional gain or loss beyond the premium was recorded. MGE accounted for the HDD collar using the intrinsic value method pursuant to the requirements of EITF No. 99-2, Accounting for Weather Derivatives.

In October 2005, MGE also entered into a non-exchange traded HDD collar. This agreement extended from January 2006 until March 2006 and had a premium of $0.1 million. Additionally, any payment or receipt under this agreement was limited to $0.6 million. During 2006, MGE recorded a $0.6 million gain on the January-March 2006 HDD collar.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines.

14.

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

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has two purchase power agreements, for a total of 65 MW, that are impacted by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in $37.6 million and $33.7 million reduction to sales for resale and purchased power expense for the three months ended June 30, 2007 and 2006, respectively, and a $78.4 million and $65.5 million reduction to sales for resale and purchased power expense for the six months ended June 30, 2007 and 2006, respectively.

15.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On May 7, 2007, MGE filed an application with the PSCW requesting a 5.7% increase to electric rates and a 3.7% increase to gas rates for 2008. The proposed increases cover costs for MGE's new wind energy projects, statewide energy efficiency renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at Blount Station. In addition to funding the statewide energy programs, the natural gas rate request is also needed for area gas construction projects driven by customer growth.

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

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. The fuel surcharge was applied to electric rates as of the date of this order. For the three and six months ended June 30, 2007, this surcharge resulted in a $2.0 million increase to electric rates. However, pursuant to the provisions of the fuel surcharge, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%. Based on the actual fuel costs incurred, for the three and six months ended June 30, 2007, MGE recorded a $0.6 million adjustment to other electric revenues for amounts refundable under these provisions. This amount is reflected as a current regulatory liability on MGE and MGE Energy's June 30, 2007, balance sheet. This amount is expected to be refunded to customers during the third quarter of 2007.

As a result of a decrease in electric fuel costs during the six months ended June 30, 2006, and the twelve months ended December 31, 2006, as compared to those in its latest rate order, MGE recorded a $10.0 million and $19.1 million reduction to other electric revenues, respectively. This reduction to other electric revenues reflected MGE's estimated obligation under the interim fuel credit and subject to refund provision implemented by the PSCW during 2006. During the year ended December 31, 2006, $16.8 million had been credited to electric customers. An additional $2.4 million was applied to customers' accounts in April 2007.

16.

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

d.

Pension Protection Act.

See Footnote 9 for discussion of this pronouncement.

e.

FIN 48.

See Footnote 6 for discussion of this pronouncement.

f.

FSP FIN 39-1.

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. FSP FIN 39-1 will be effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented unless it is impracticable to do so. The adoption of this pronouncement is not expected to have any impact on MGE or MGE Energy's net income. MGE and MGE Energy are currently assessing whether to elect the accounting policies prescribed by this pronouncement.

17.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operation for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended June 30, 2007
Operating revenues	$80,947	$28,297	$1,301	$ -	$ -	$ -	$110,545
Interdepartmental revenues	83	4,813	3,714	-	-	(8,610)	-
Total operating revenues (loss)	81,030	33,110	5,015	-	-	(8,610)	110,545
Depreciation and amortization	(5,228)	(2,109)	(686)	-	-	-	(8,023)
Other operating expenses	(62,823)	(31,444)	(27)	(1)	(114)	8,610	(85,799)
Operating income (loss)	12,979	(443)	4,302	(1)	(114)	-	16,723
Other income	181	44	-	1,513	7	-	1,745
Interest (expense) income, net	(2,392)	(674)	(629)	-	520	-	(3,175)
Income (loss) before taxes	10,768	(1,073)	3,673	1,512	413	-	15,293
Income tax (provision) benefit	(3,655)	577	(1,474)	(607)	(168)	-	(5,327)
Net income (loss)	$ 7,113	$ (496)	$2,199	$ 905	$ 245	$ -	$ 9,966

Three months ended June 30, 2006
Operating revenues	$75,441	$23,358	$ 922	$ -	$ -	$ -	$ 99,721
Interdepartmental revenues	131	2,026	3,714	-	-	(5,871)	-
Total operating revenues (loss)	75,572	25,384	4,636	-	-	(5,871)	99,721
Depreciation and amortization	(5,049)	(2,075)	(680)	-	-	-	(7,804)
Other operating expenses	(59,308)	(24,486)	(14)	(2)	(139)	5,871	(78,078)
Operating income (loss)	11,215	(1,177)	3,942	(2)	(139)	-	13,839
Other income (loss)	68	(44)	-	1,315	-	-	1,339
Interest (expense) income, net	(2,501)	(706)	(781)	-	120	-	(3,868)
Income (loss) before taxes	8,782	(1,927)	3,161	1,313	(19)	-	11,310
Income tax (provision) benefit	(3,308)	840	(1,269)	(527)	5	-	(4,259)
Net income (loss)	$ 5,474	$ (1,087)	$ 1,892	$ 786	$ (14)	$ -	$ 7,051

MGE Energy (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Six months ended June 30, 2007
Operating revenues	$157,711	$118,140	$2,580	$ -	$ -	$ -	$278,431
Interdepartmental revenues	199	11,008	7,427	-	-	(18,634)	-
Total operating revenues (loss)	157,910	129,148	10,007	-	-	(18,634)	278,431
Depreciation and amortization	(10,471)	(4,237)	(1,372)	-	-	-	(16,080)
Other operating expenses	(128,970)	(113,389)	(55)	(2)	(213)	18,634	(223,995)
Operating income (loss)	18,469	11,522	8,580	(2)	(213)	-	38,356
Other income (loss)	348	(256)	-	2,958	10	-	3,060
Interest (expense) income, net	(4,923)	(1,388)	(1,267)	-	863	-	(6,715)
Income before taxes	13,894	9,878	7,313	2,956	660	-	34,701
Income tax provision	(4,346)	(3,695)	(2,935)	(1,187)	(270)	-	(12,433)
Net income	$ 9,548	$ 6,183	$ 4,378	$ 1,769	$ 390	$ -	$ 22,268

Six months ended June 30, 2006
Operating revenues	$147,994	$108,467	$ 1,845	$ -	$ -	$ -	$ 258,306
Interdepartmental revenues	245	7,805	7,473	-	-	(15,523)	-
Total operating revenues (loss)	148,239	116,272	9,318	-	-	(15,523)	258,306
Depreciation and amortization	(10,019)	(4,140)	(1,366)	-	-	-	(15,525)
Other operating expenses	(121,044)	(102,238)	(80)	(4)	(240)	15,523	(208,083)
Operating income (loss)	17,176	9,894	7,872	(4)	(240)	-	34,698
Other income	378	43	-	2,613	3	-	3,037
Interest (expense) income, net	(5,090)	(1,436)	(1,440)	-	268	-	(7,698)
Income before taxes	12,464	8,501	6,432	2,609	31	-	30,037
Income tax provision	(4,543)	(3,279)	(2,582)	(1,048)	(18)	-	(11,470)
Net income	$ 7,921	$ 5,222	$ 3,850	$ 1,561	$ 13	$ -	$ 18,567

The following tables show segment information for MGE's operation for the indicated periods:

MGE (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended June 30, 2007
Operating revenues	$ 80,947	$ 28,297	$ 1,301	$ -	$ -	$110,545
Interdepartmental revenues	83	4,813	3,714	-	(8,610)	-
Total operating revenues (loss)	81,030	33,110	5,015	-	(8,610)	110,545
Depreciation and amortization	(5,228)	(2,109)	(686)	-	-	(8,023)
Other operating expenses*	(66,463)	(30,863)	(1,501)	(1)	8,610	(90,218)
Operating income (loss)*	9,339	138	2,828	(1)	-	12,304
Other income*	166	40	-	906	-	1,112
Interest expense, net	(2,392)	(674)	(629)	-	-	(3,695)
Income (loss) before minority interest	7,113	(496)	2,199	905	-	9,721
Minority interest, net of tax	-	-	-	-	(2,736)	(2,736)
Net income (loss)	$ 7,113	$ (496)	$ 2,199	$ 905	$ (2,736)	$ 6,985

Three months ended June 30, 2006
Operating revenues	$ 75,441	$ 23,358	$ 922	$ -	$ -	$ 99,721
Interdepartmental revenues	131	2,026	3,714	-	(5,871)	-
Total operating revenues (loss)	75,572	25,384	4,636	-	(5,871)	99,721
Depreciation and amortization	(5,049)	(2,075)	(680)	-	-	(7,804)
Other operating expenses*	(62,559)	(23,630)	(1,283)	(2)	5,871	(81,603)
Operating income (loss)*	7,964	(321)	2,673	(2)	-	10,314
Other income (loss)*	11	(60)	-	788	(1)	738
Interest expense, net	(2,501)	(706)	(781)	-	-	(3,988)
Income (loss) before minority interest	5,474	(1,087)	1,892	786	(1)	7,064
Minority interest, net of tax	-	-	-	-	(2,520)	(2,520)
Net income (loss)	$ 5,474	$ (1,087)	$ 1,892	$ 786	$ (2,521)	$ 4,544

MGE (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Six months ended June 30, 2007
Operating revenues	$ 157,711	$ 118,140	$ 2,580	$ -	$ -	$ 278,431
Interdepartmental revenues	199	11,008	7,427	-	(18,634)	-
Total operating revenues (loss)	157,910	129,148	10,007	-	(18,634)	278,431
Depreciation and amortization	(10,471)	(4,237)	(1,372)	-	-	(16,080)
Other operating expenses*	(133,284)	(117,212)	(2,990)	(2)	18,634	(234,854)
Operating income (loss)*	14,155	7,699	5,645	(2)	-	27,497
Other income (loss)*	316	(128)	-	1,771	-	1,959
Interest expense, net	(4,923)	(1,388)	(1,267)	-	-	(7,578)
Income before minority interest	9,548	6,183	4,378	1,769	-	21,878
Minority interest, net of tax	-	-	-	-	(5,449)	(5,449)
Net income (loss)	$ 9,548	$ 6,183	$ 4,378	$ 1,769	$ (5,449)	$ 16,429

Six months ended June 30, 2006
Operating revenues	$ 147,994	$108,467	$ 1,845	$ -	$ -	$ 258,306
Interdepartmental revenues	245	7,805	7,473	-	(15,523)	-
Total operating revenues (loss)	148,239	116,272	9,318	-	(15,523)	258,306
Depreciation and amortization	(10,019)	(4,140)	(1,366)	-	-	(15,525)
Other operating expenses*	(125,395)	(105,463)	(2,662)	(4)	15,523	(218,001)
Operating income (loss)*	12,825	6,669	5,290	(4)	-	24,780
Other income (loss)*	186	(11)	-	1,565	(23)	1,717
Interest expense, net	(5,090)	(1,436)	(1,440)	-	-	(7,966)
Income (loss) before minority interest	7,921	5,222	3,850	1,561	(23)	18,531
Minority interest, net of tax	-	-	-	-	(4,895)	(4,895)
Net income (loss)	$ 7,921	$ 5,222	$ 3,850	$ 1,561	$ (4,918)	$ 13,636

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2007	$ 560,224	$ 203,216	$ 9,008	$ 203,445	$ 40,061	$ 321,198	$(342,511)	$994,641
December 31, 2006	547,150	228,639	12,270	177,234	38,470	298,261	(319,792)	982,232
Capital Expenditures
Six months ended June 30, 2007	17,168	5,060	-	26,177	-	-	-	48,405
Year ended December 31, 2006	50,604	10,206	-	31,765	-	-	-	92,575

(In thousands) MGE	Electric	Gas	Assets not Allocated	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
June 30, 2007	$560,224	$203,216	$9,008	$203,195	$40,061	$(13,229)	$1,002,475
December 31, 2006	547,150	228,639	12,270	176,984	38,470	(12,983)	990,530
Capital Expenditures:
Six months ended June 30, 2007	17,168	5,060	-	26,177	-	-	48,405
Year ended December 31, 2006	50,604	10,206	-	31,765	-	-	92,575

MGE Energy asset consolidation/elimination entries at June 30, 2007, include the following:

(In thousands)	June 30, 2007
Parent investment in affiliate subsidiaries	$303,391
Netting of tax positions	6,933
Affiliate receivables related to WCCF	17,282
Affiliate receivables related to Elm Road	872
Elimination of deferred charges related to WCCF	9,454
Elimination of deferred charges related to Elm Road	2,439
Misc. affiliate receivables and other	2,140
Total MGE Energy asset consolidation/elimination entries	$342,511

MGE asset consolidation/elimination entries at June 30, 2007, include the following:

(In thousands)	June 30, 2007
Elimination of deferred charges related to WCCF	$9,454
Elimination of deferred charges related to Elm Road	2,439
Affiliate receivables related to Elm Road	829
Misc. affiliate receivables and other	507
Total MGE asset consolidation/elimination entries	$13,229

18.

Subsequent Events - MGE Energy and MGE.

a.

Financing Matters.

On July 20, 2007, MGE entered into a $25 million swap lock with a financial institution to fix a portion of the interest rate of debt that is expected to be issued by MGE in the third quarter of 2007. This instrument has an effective date of September 28, 2007, and a termination date of September 28, 2037. Per the terms of this agreement, MGE will pay a fixed rate of 5.813% per annum on the lock and will receive from the financial institution a floating rate equal to six month US LIBOR (London interbank offered rate).

The cost or benefit of this instrument is expected to be recoverable in rates. Accordingly, any unrealized gain or loss (mark to market) related to this instrument will be deferred on the balance sheet as a regulatory liability or asset in accordance with the provisions of SFAS 71.

The swap lock is expected to be cash settled when the related debt is issued. The settlement amount of this instrument is expected to be recognized in income ratably over the term of the debt issued.

b.

Line of Credit.

On August 1, 2007, MGE entered into a $20 million unsecured line of credit with JPMorgan Chase Bank, N.A. The line of credit is evidenced by a note that expires on March 31, 2008. This facility carries an interest rate based on LIBOR plus an applicable margin of 0.40% per annum. Interest is payable monthly commencing on September 1, 2007, and will be computed on any unpaid principal at the date of each borrowing. The line of credit will be used as a backup facility to MGE's commercial paper program. No borrowings are outstanding under this facility at this time. Borrowings may be made and repaid at any time during the term of the note and must be repaid upon the earlier of the maturity of the note or the occurrence of an event of default. Events of default include failures to pay scheduled principal or interest and certain bankruptcy-related events, in each case subject to applicable cure periods.

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

Three Months Ended June 30, 2007 and 2006

Executive Summary - MGE Energy and MGE

For the three months ended June 30, 2007, MGE Energy's earnings were $10.0 million or $0.47 per share compared to $7.1 million or $0.34 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2007, were $7.0 million compared to $4.5 million for the same period in the prior year.

During the three month period ended June 30, 2007, our utility operations experienced an increase in electric revenues of $5.5 million. This increase is primarily attributable to an increase in sales volumes and sales for resale. Additionally, the electric rates for the three months ended June 30, 2007, are higher than those for the same period in the prior year, when the fuel credit and refund in effect during the three months ended June 30, 2006, are considered (captured in the other electric revenues account). As a result of lower actual fuel costs during the three months ended June 30, 2006, than those costs provided in the most recent order, the PSCW issued an interim order implementing a $0.00454 per kWh fuel credit. Additionally, the PSCW stated that MGE's electric rates set in the final order were subject to refund, together with interest, pending a full review of MGE's 2006 actual electric fuel costs. As a result of these actions, MGE recognized an obligation to make refunds to its customers by recording a $4.8 million gross reduction to other electric revenues during the three months ended June 30, 2006.

For the three months ended June 30, 2007, fuel used for electric generation increased $4.3 million or 47.5% compared to the three months ended June 30, 2006. This increase is attributable to an increase in the volume of internal generation and an increase in the per-unit cost of fuel. During this same period, purchased power expense decreased by $1.3 million or 6.7%. This decrease is attributable to a decrease in the amount of power purchased partially offset by a higher per-unit cost.

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This fuel surcharge was applied to electric rates as of the date of this order. For the three months ended June 30, 2007, this surcharge resulted in a $2.0 million increase to electric rates. However, pursuant to the provisions of the order, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%. During the three months ended June 30, 2007, MGE recorded a $0.6 million adjustment to other electric revenue to account for the refund provision.

During the three months ended June 30, 2007, gas revenues increased $4.9 million and natural gas purchased increased $4.3 million. These increases are a result of increases in volumes and an increase in the per therm cost of natural gas.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$25,147	$24,881	1.1%	184,565	178,665	3.3%
Commercial	41,876	41,922	(0.1)%	451,376	433,434	4.1%
Industrial	5,497	5,199	5.7%	80,763	78,728	2.6%
Other - retail/municipal	6,399	6,922	(7.6)%	91,588	94,288	(2.9)%
Total retail	78,919	78,924	(0.0)%	808,292	785,115	3.0%
Sales for resale	1,921	575	234.1%	23,991	10,455	129.5%
Other revenues	107	(4,058)	102.6%	-	-	-
Total	$80,947	$75,441	7.3%	832,283	795,570	4.6%

Electric operating revenues increased $5.5 million or 7.3% for the three months ended June 30, 2007, due to the following:

(In millions)	Three Months Ended June 30, 2007
Rate changes	$(2.3)
Volume	2.3
Sales for resale	1.3
Other revenues	4.2
Total	$5.5

•

Rates changes. Rates charged to retail customers for the three months ended June 30, 2007, were 2.9% or $2.3 million lower than those charged during the same period in the prior year. On May 25, 2006, the PSCW approved a fuel credit to reduce 2006 electric rates by $0.00454 per kWh and stated that electric rates set in the final 2006 order are subject to refund. As a result of these provisions, a $1.5 million credit was applied to customers' bills during the three months ended June 30, 2006. Additionally, on April 24, 2007, when the PSCW completed their audit of 2006 electric fuel costs and issued a final order, $2.4 million (related to 2006 fuel costs) was applied to customers' accounts.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order was expected to result in a net 0.15% decrease, on average, in retail electric rates for 2007 when compared to those in place for the year ended December 31, 2006 (assuming the 2006 fuel credit was in place for the entire year). Electric rates from April 26 to June 30, 2007, were subsequently increased from those presented in this order as a result of a $0.00339 per kWh fuel surcharge approved by the PSCW. This surcharge resulted in a $2.0 million increase to electric rates charged to customers during the three months ended June 30, 2007.

•

Volume. During the three months ended June 30, 2007, there was a 3.0% increase in total retail sales volumes when compared to the same period in the prior year. This increase represents increased usage by residential, commercial, and industrial customers.

•

Sales for resale. For the three months ended June 30, 2007, sales for resale increased $1.3 million when compared to the same period in the prior year. Sales for resale include transactions conducted on the PJM and Midwest ISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $37.6 million and $33.7 million adjustment to sales for resale and purchased power expense for the three months ended June 30, 2007 and 2006, respectively. The increase in sales for resale is largely attributable to a change in the relationship between the cost of purchased power and the cost to internally generate.

•

Other revenues. Other electric revenues increased $4.2 million for the three months ended June 30, 2007, compared to the same period in the prior year. This increase is partially attributable to a $2.4 million upward adjustment to other electric revenues to negate the impact on overall electric revenues for the 2006 fuel refund provided to customers in April 2007. Note that this refund was accrued in revenues during the twelve months ended December 31, 2006, and was returned to customers via a reduction in rates in April 2007. See "electric rates" discussion for more information on this refund.

To account for the subject to refund provisions implemented by the PSCW on April 26, 2007, during the three months ended June 30, 2007, MGE recognized an obligation to make refunds to customers by recording a $0.6 million reduction to other electric revenues. See Footnote 15 for more information.

To account for the effects of a interim fuel credit and refund, during the three months ended June 30, 2006, MGE recognized an obligation to make refunds to customers by recording a $4.8 million reduction to other electric revenues. $1.5 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates during the three month period.

During the three months ended June 30, 2007 and 2006, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. MGE recorded a $2.1 million and $1.3 million reduction, respectively to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

Other miscellaneous electric revenues for the three months ended June 30, 2007, decreased $0.1 million from those experienced in the same period in the prior year.

Electric fuel and purchased power

The expense for fuel used for electric generation increased $4.3 million or 47.5% during the three months ended June 30, 2007, compared to the same period in the prior year. This increase is due to a increase in internal generation ($3.0 million) and an increase in fuel costs between the two periods ($1.3 million).

Purchased power expense decreased by $1.3 million or 6.7% during the three months ended June 30, 2007, compared to the same period in the prior year. This decrease in expense reflects a $5.0 million or 21.3% decrease in the volume of power purchased, offset by a $3.7 million or 18.6% increase in the per unit cost of purchased power. One of the factors contributing to the higher per unit cost is a $1.0 million additional MISO imposed Revenue Sufficiency Guarantee charge. See Footnote 11 for additional information.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $37.6 million and $33.7 million adjustment to purchase power expense for the three months ended June 30, 2007 and 2006, respectively.

Electric operating expenses

Electric operating expenses increased $0.6 million during the three months ended June 30, 2007, compared to the same period in 2006. The following changes contributed to the net change for 2007:

(In millions)	Three Months Ended June 30, 2007
Increased production costs	$0.6
Increased transmission costs	0.4
Decreased other general and administrative expenses	(0.4)
Total	$0.6

Electric maintenance expense

For the three months ended June 30, 2007, electric maintenance expense decreased $0.3 million, when compared to the same period in the prior year. This decrease is attributable to decreases in production maintenance projects, slightly offset by an increase in distribution and general and administrative maintenance projects.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.2 million for the three months ended June 30, 2007, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
	Three Months Ended June 30,			Three Months Ended June 30,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$15,664	$12,850	21.9%	12,049	10,592	13.8%
Commercial/industrial	11,495	9,424	22.0%	11,829	11,054	7.0%
Total retail	27,159	22,274	21.9%	23,878	21,646	10.3%
Gas transportation	565	548	3.1%	7,267	7,216	0.7%
Other revenues	573	536	6.9%	-	-	-
Total	$28,297	$23,358	21.1%	31,145	28,862	7.9%
Heating degree days (normal 854)				758	710	6.8%

Gas revenues increased $4.9 million or 21.1% for the three months ended June 30, 2007. These changes are related to the following factors:

(In millions)	Three Months Ended June 30, 2007
Gas costs/rates	$2.3
Gas deliveries	2.5
Transportation and other effects	0.1
Total	$4.9
Average rate per therm of retail customers	$1.14

•

Gas costs/rates. The average retail rate per therm for the three months ended June 30, 2007, increased 10.5% compared to the same period in 2006. This increase is primarily a result of higher natural gas costs.

•

Retail gas deliveries. The 10.3% increase in retail gas deliveries for the three months ended June 30, 2007, was attributable to increases in the gas rates and an increase in heating degree days between the periods.

•

Transportation and other revenues. Transportation and other revenues increased a total of $0.1 million due to a increase in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the three months ended June 30, 2007 and 2006, shareholders received the benefit of $0.4 million and $0.3 million from capacity release revenues and commodity savings under the GCIM, respectively.

Natural gas purchased

For the three months ended June 30, 2007, natural gas purchased increased by $4.3 million. The increase in the natural gas purchased was the result of a 9.6% increase ($1.3 million) in the volume of gas purchased and a 20.2% increase in the cost per therm of natural gas ($3.0 million).

Gas operating expenses

Gas operating expenses decreased $0.2 million for the three months ended June 30, 2007, compared to the same period a year ago. The following changes contributed to the net change in gas operating expense for 2007:

(In millions)	Three Months Ended June 30, 2007
Increased distribution costs	$0.1
Decreased general and administrative costs	(0.2)
Decreased customer services, promotions, account costs	(0.1)
Total	$(0.2)

Gas maintenance expense

Gas maintenance expense increased by $0.1 million for the three months ended June 30, 2007, compared to the same period in the prior year. This increase relates to an increase in distribution and general and administrative maintenance projects.

Gas depreciation expense

Gas depreciation expense remained consistent for the three months ended June 30, 2007, and the three months ended June 30, 2006.

Other Income (Loss)

During the three months ended June 30, 2007, the gas and electric segments recognized a total of $0.3 million in AFUDC-equity. This income was offset by $0.1 million in miscellaneous expenses.

For the three months ended June 30, 2006, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity. This income was offset by $0.1 million in miscellaneous expenses.

Interest Expense

For the three months ended June 30, 2007, total interest expense for the electric and gas segments decreased $0.1 million when compared to the same period in the prior year. This change includes an increase in interest income and a shift in the composition of debt. Namely, during the three months ended June 30, 2007, there was a $0.1 million increase in AFUDC-debt, a $0.1 million increase in other interest income, and a $0.3 million decrease in interest expense on short-term debt, when compared to the same period in the prior year. These decreases in interest expense were partially offset by a $0.4 million increase in interest expense on long-term debt.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.4 million for the three months ended June 30, 2007, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations from the three months ended June 30, 2007 and 2006, include $3.7 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the three months ended June 30, 2007 and 2006, MGE Power West Campus recognized $0.3 million related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $54.3 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the three months ended June 30, 2007 and 2006, MGE Power Elm Road recognized $1.0 million and $0.6 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the three months ended June 30, 2007, other operations and maintenance expense for the nonregulated energy segment remained consistent with that experienced in the prior year.

Nonregulated energy depreciation expense

Depreciation expense in the nonregulated energy segment consists of depreciation on the WCCF. Depreciation expense for the three months ended June 30, 2007 and 2006, was $0.7 million.

Nonregulated energy interest expense, net

For the three months ended June 30, 2007, interest expense, net at the nonregulated energy operations segment was $0.6 million compared to $0.8 million for the same period in the prior year. Interest expense at the nonregulated energy segment for the three months ended June 30, 2007 and 2006, includes $0.7 million in interest expense incurred on $50 million of long-term borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended June 30, 2007 and 2006, MGE Power Elm Road was charged $0.9 million and $0.4 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $0.9 million and $0.4 million, respectively, in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road project.

During the three months ended June 30, 2007, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Interest expense attributable to amortized debt issuance costs and discount for the three months ended June 30, 2007, decreased $0.1 million, when compared to the same period in the prior year.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2007 and 2006, other income at the transmission investment segment was $1.5 million and $1.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other nonregulated revenues

During the three months ended June 30, 2007 and 2006, the all other segment did not generate any revenues.

All other operations and maintenance expense

All other operations and maintenance expense for the three months ended June 30, 2007 and 2006, was $0.1 million. This amount is primarily comprised of general and administrative expenses at corporate.

All other interest income (expense)

All other interest income, net for the three months ended June 30, 2007 and 2006, was $0.5 million and $0.1 million, respectively. Interest income for the three months ended June 30, 2007, represents $0.9 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.4 million in interest expense on short term debt. Interest income for the three months ended June 30, 2006, represents $0.4 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.3 million in interest expense on short term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $0.1 million or 3.9% for the three months ended June 30, 2007, when compared to the same period in the prior year. This change represents an increase in MGE's license fee tax and an increase in MGE's payroll taxes.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 34.8% for the three months ended June 30, 2007, compared to 37.7% for the same period in 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when it adopted the FERC Uniform System of Accounts. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

Other factors contributing to a decrease in the effective tax rate include the favorable settlement of an income tax examination for which a FIN 48 liability had been recorded, an increase in the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004, and an increase in projected AFUDC-equity to be earned on the Top of Iowa III project. Pursuant to an order issued by the PSCW on December 22, 2006, MGE is permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

Minority Interest, Net of Tax

For the three months ended June 30, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.0 million and $0.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax for its interest in MGE Transco.

For the three months ended June 30, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.5 million, net of tax, for its interest in MGE Power West Campus, MGE Power Elm Road, and MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

Six Months Ended June 30, 2007 and 2006

Executive Summary - MGE Energy and MGE

For the six months ended June 30, 2007, MGE Energy's earnings were $22.3 million or $1.05 per share compared to $18.6 million or $0.91 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2007 were $16.4 million compared to $13.6 million for the same period in the prior year.

During the six month period ended June 30, 2007, our utility operations experienced an increase in electric revenues of $9.7 million. This increase is primarily attributable to an increase in sales volumes and sales for resale. Additionally, the electric rates for the six months ended June 30, 2007, are higher than those for the same period in the prior year, when the fuel credit and refund in effect during the six months ended June 30, 2006, are considered (captured in the other electric revenues account). As a result of lower actual fuel costs during the six months ended June 30, 2006, than those costs provided in the applicable rate order, the PSCW issued an interim order implementing a $0.00454 per kWh fuel credit. Additionally, the PSCW stated that MGE's electric rates set in the final order were subject to refund, together with interest, pending a full review of MGE's 2006 actual electric fuel costs. As a result of these actions, MGE recognized an obligation to make refunds to its customers by recording a $10.0  million gross reduction to other electric revenues during the six months ended June 30, 2006.

For the six months ended June 30, 2007, fuel used for electric generation increased $6.8 million or 33.6% compared to the six months ended June 30, 2006. This increase is attributable to an increase in the volume of internal generation and an increase in the per-unit cost of fuel. During this same period, purchased power expense decreased by $0.6 million or 1.5%. This decrease is attributable to a lower volume of power purchased, partially offset by a higher per-unit cost for purchased energy.

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. The fuel surcharge was applied to electric rates as of the date of this order. For the six months ended June 30, 2007, this surcharge resulted in a $2.0 million total gross increase to electric rates. However, pursuant to the provisions of this order, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%. During the six months ended June 30, 2007, MGE recorded a $0.6 million adjustment to other electric revenue to account for the refund provision.

During the six months ended June 30, 2007, gas revenues increased $9.7 million. This increase is a result of increases in sales volumes, partially offset by a decline in the costs of gas and a decrease in other gas revenues. During this period, natural gas purchased increased $8.2 million as a result of a increase in volumes, offset by a decrease in the per therm cost.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$ 52,457	$ 52,041	0.8%	393,266	378,635	3.9%
Commercial	80,698	81,103	(0.5)%	882,466	850,386	3.8%
Industrial	9,453	9,913	(4.6)%	146,381	146,345	0.0%
Other - retail/municipal	12,736	13,081	(2.6)%	182,886	175,816	4.0%
Total retail	155,344	156,138	(0.5)%	1,604,999	1,551,182	3.5%
Sales for resale	3,971	1,815	118.8%	51,287	24,154	112.3%
Other revenues	(1,604)	(9,959)	83.9%	-	-	-
Total	$157,711	$147,994	6.6%	1,656,286	1,575,336	5.1%

Electric operating revenues increased $9.7 million or 6.6% for the six months ended June 30, 2007, due to the following:

(In millions)	Six Months Ended June 30, 2007
Rate changes	$(6.0)
Volume	5.1
Sales for resale	2.2
Other revenues	8.4
Total	$9.7

•

Rates changes. Rates charged to retail customers for the six months ended June 30, 2007, were 3.8% or $6.0 million lower than those charged during the same period in the prior year.

On May 25, 2006, the PSCW approved a fuel credit to reduce 2006 electric rates by $0.00454 per kWh and stated that electric rates set in the final 2006 order are subject to refund. As a result of these provisions, customers' bills were credited $1.6 million during the six months ended June 30, 2006. Additionally, on April 24, 2007, when the PSCW completed their audit of 2006 electric fuel costs and issued a final order, $2.4 million (related to 2006 fuel costs) was applied to customers' accounts.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order was expected to result in a net 0.15% decrease, on average, in retail electric rates for 2007 when compared to those in place for the year ended December 31, 2006 (assuming the 2006 fuel credit was in place for the entire year). Electric rates were subsequently increased from those presented in this order as a result of a $0.00339 per kWh fuel surcharge approved by the PSCW on April 26, 2007. This surcharge resulted in a $2.0 million increase to electric rates charged to customers during the six months ended June 30, 2007.

•

Volume. During the six months ended June 30, 2007, there was a 3.5% increase in total retail sales volumes when compared to the same period in the prior year. This increase represents increased usage by residential, commercial, and other-retail/municipal customers.

•

Sales for resale. For the six months ended June 30, 2007, sales for resale increased $2.2 million when compared to the same period in the prior year. Sales for resale include transactions conducted on the PJM and Midwest ISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $78.4 million and $65.5 million adjustment to sales for resale and purchased power expense for the six months ended June 30, 2007 and 2006, respectively. The increase in sales for resale is largely attributable to a change in the relationship between the cost of purchased power and the cost to internally generate.

•

Other revenues. Other electric revenues increased $8.4 million for the six months ended June 30, 2007, compared to the same period in the prior year. To account for the effects of the fuel credit and refund described above under "Rates", during the six months ended June 30, 2006, MGE recognized an obligation to make refunds to its customers by recording a $10.0 million reduction to other electric revenues. $1.6 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates during the six month period.

During the six months ended June 30, 2007, MGE recorded a $2.4 million upward adjustment to other electric revenues to negate the impact on overall electric revenues for the 2006 fuel refund provided to customers in April 2007. Note that this refund was accrued in revenues during the twelve months ended December 31, 2006, and was returned to customers via a reduction in rates in April 2007. See "Rates" discussion for more information on this refund

Additionally, to account for the subject to refund provisions implemented by the PSCW on April 26, 2007, during the six months ended June 30, 2007, MGE recognized an obligation to make refunds to its customers by recording a $0.6 million reduction to other electric revenues. See Footnote 15 for additional discussion of the fuel surcharge.

During the six months ended June 30, 2007 and 2006, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. MGE recorded a $4.1 million and $2.6 million reduction, respectively to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

Electric fuel and purchased power

The expense for fuel used for electric generation increased $6.8 million or 33.6% during the six months ended June 30, 2007, compared to the same period in the prior year. This increase is due to a increase in internal generation ($5.3 million) and an increase in fuel costs between the two periods ($1.5 million).

Purchased power expense decreased by $0.6 million or 1.5% during the six months ended June 30, 2007, compared to the same period in the prior year. This decrease in expense reflects a $6.3 million or 13.6% decrease in the volume of power purchased, partially offset by a $5.7 million or 14.0% increase in the per-unit cost of purchased energy.

As a result of increased fuel and purchased power expenses from those in the latest order, on April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $78.4 million and $65.5 million adjustment to purchase power expense for the six months ended June 30, 2007 and 2006, respectively.

Electric operating expenses

Electric operating expenses increased $1.4 million during the six months ended June 30, 2007, compared to the same period in 2006. The following changes contributed to the net change for 2007:

(In millions)	Six Months Ended June 30, 2007
Increased production costs	$1.0
Decreased rent expense (a)	(0.1)
Increased distribution costs	0.2
Increased transmission costs	0.4
Decreased customer services, promotions, and account costs	(0.1)
Total	$1.4

(a)

This decrease relates to the leasing arrangement between MGE and MGE Power West Campus. In accordance with the terms of this leasing arrangement, the electric segment recorded $7.4 million and $7.5 million in rent expense for the six months ended June 30, 2007 and 2006, respectively. Upon consolidation, this amount is eliminated.

Electric maintenance expense

For the six months ended June 30, 2007, electric maintenance expense decreased $0.3 million, when compared to the same period in the prior year. This decrease is largely attributable to a decrease in production maintenance projects, slightly offset by an increase in distribution and other general and administrative projects.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.5 million for the six months ended June 30, 2007, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
	Six Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$ 65,957	$ 60,332	9.3%	56,245	48,921	15.0%
Commercial/industrial	49,430	44,054	12.2%	51,558	43,322	19.0%
Total retail	115,387	104,386	10.5%	107,803	92,243	16.9%
Gas transportation	1,395	1,449	(3.7)%	18,442	20,993	(12.2)%
Other revenues	1,358	2,632	(48.4)%	-	-	-
Total	$118,140	$108,467	8.9%	126,245	113,236	11.5%
Heating degree days (normal 4,313)				4,278	3,866	10.7%

Gas revenues increased $9.7 million or 8.9% for the six months ended June 30, 2007. These changes are related to the following factors:

(In millions)	Six Months Ended June 30, 2007
Gas costs/rates	$(5.7)
Gas deliveries	16.7
Transportation and other effects	(1.3)
Total	$9.7
Average rate per therm of retail customers	$1.14

•

Gas costs/rates. The average retail rate per therm for the six months ended June 30, 2007, decreased 5.4% compared to the same period in 2006. This decrease is primarily a result of lower natural gas costs during the first three months of 2007.

•

Retail gas deliveries. The 16.9% increase in retail gas deliveries for the six months ended June 30, 2007, was attributable to an increase in heating degree days primarily in the first quarter of 2007.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $1.3 million due to a decrease in income realized under the GCIM and a decrease in other miscellaneous gas revenues during the six month period.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the six months ended June 30, 2007 and 2006, shareholders received the benefit of $1.0 million and $2.2 million from capacity release revenues and commodity savings under the GCIM, respectively.

Gas maintenance expense

Gas maintenance expense increased by $0.2 million for the six months ended June 30, 2007, compared to the same period in the prior year. This increase relates to an increase in distribution and general and administrative maintenance projects.

Gas depreciation expense

Gas depreciation expense increased $0.1 million for the six months ended June 30, 2007, compared to the same period in the prior year. This increase is due to an increase in gas plant assets.

Other Income (Loss)

During the six months ended June 30, 2007, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity. This income was offset by $0.3 million in premium expense for a heating degree collar and $0.1 million in miscellaneous expenses. See Footnote 13 for further discussion of the HDD collar.

For the six months ended June 30, 2006, the gas and electric segments recognized a total of $0.2 million in AFUDC-equity and a $0.6 million gain on a heating degree collar (see Footnote 13 for further discussion). This income was offset partially by $0.2 million in losses in equity method investments, a $0.1 million impairment charge, and $0.1 million in miscellaneous expenses.

Interest Expense

For the six months ended June 30, 2007, total interest expense for the electric and gas segments decreased $0.2 million when compared to the same period in the prior year. This change includes an increase in interest income and a shift in the composition of debt. Namely, during the six months ended June 30, 2007, there was a $0.1 million increase in AFUDC-debt, a $0.2 million increase in other interest income, and a $0.7 million decrease in interest expense on short-term debt, when compared to the same period in the prior year. These decreases in interest expense were partially offset by a $0.8 million increase in interest expense on long-term debt.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.7 million for the six months ended June 30, 2007, when compared to the same period in the prior year. These amounts include $7.4 million and $7.5 million, respectively, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the six months ended June 30, 2007 and 2006, MGE Power West Campus recognized $0.6 million related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $54.3 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the six months ended June 30, 2007 and 2006, MGE Power Elm Road recognized $2.0 million and $1.3 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the six months ended June 30, 2007, other operations and maintenance expense for the nonregulated energy segment remained consistent with that experienced in the prior year.

Nonregulated energy depreciation expense

Depreciation expense in the nonregulated energy segment consists of depreciation on the WCCF. Depreciation expense for the six months ended June 30, 2007 and 2006, was $1.4 million.

Nonregulated energy interest expense, net

For the six months ended June 30, 2007, interest expense, net at the nonregulated energy operations segment was $1.3 million compared to $1.4 million for the same period in the prior year. Interest expense at the nonregulated energy segment for the six months ended June 30, 2007 and 2006, includes $1.4 million in interest expense incurred on $50 million of long-term borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the six months ended June 30, 2007 and 2006, MGE Power Elm Road was charged $1.7 million and $0.7 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road project. This expense is eliminated upon consolidation at MGE Energy only. The interest expense at MGE Power Elm Road is offset by $1.7 million and $0.7 million, respectively, in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road project.

During the six months ended June 30, 2007, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2007 and 2006, other income at the transmission investment segment was $3.0 million and $2.6 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other nonregulated revenues

During the six months ended June 30, 2007 and 2006, the all other segment did not generate any revenues.

All other operations and maintenance expense

All other operations and maintenance expense for the six months ended June 30, 2007 and 2006, was $0.2 million. This amount is primarily comprised of general and administrative expenses at corporate.

All other interest income (expense)

All other interest income, net for the six months ended June 30, 2007 and 2006, was $0.9 million and $0.3 million, respectively. Interest income for the six months ended June 30, 2007, represents $1.7 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.8 million in interest expense on short term debt. Interest income for the six months ended June 30, 2006, represents $0.7 million in interdepartmental interest income from MGE Power Elm Road and $0.1 million in other interest income, partially offset by $0.5 million in interest expense on short term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $0.1 million or 1.1% for the six months ended June 30, 2007, when compared to the same period in the prior year. This change represents an increase in MGE's license fee tax and an increase in MGE's payroll taxes. These increases are slightly offset by a tax refund received for overpayment of license fees in prior years.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 35.8% for the six months ended June 30, 2007, compared to 38.2% for the same period in 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

Other factors contributing to a decrease in the effective tax rate include the favorable settlement of an income tax examination for which a FIN 48 liability had been recorded, an increase in the domestic manufacturing tax deduction provided by the American Jobs Creation Act of 2004, and an increase in projected AFUDC-equity to be earned on the Top of Iowa III project. Pursuant to an order issued by the PSCW on December 22, 2006, MGE is permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

Minority Interest, Net of Tax - MGE

For the six months ended June 30, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $3.9 million and $1.3 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.3 million, net of tax for its interest in MGE Transco. For the six months ended June 30, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $4.9 million, net of tax, for its interest in MGE Power West Campus, MGE Power Elm Road, and MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's Consolidated Statement of Income.

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

For the period April 1, 2005, though June 30, 2007, MGE has estimated net benefits under this agreement of $2.1 million. This amount has been deferred and is included in regulatory liabilities on the consolidated balance sheets of MGE and MGE Energy at June 30, 2007, reflecting MGE's obligation to refund this benefit to its customers. MGE expects that this amount will be provided to customers via a reduction to electric rates during 2008.

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

MISO Charges

As a participant of the MISO market, MGE is subject to certain MISO imposed user charges. One such charge is the Revenue Sufficiency Guarantee Charge (RSG). RSG is a mechanism designed to ensure that a generator, which has been instructed by MISO to run, recovers certain production costs. The cost of RSG is socialized amongst all MISO participants.

During the quarter ended June 30, 2007, a consensus was achieved regarding clarifications and revisions proposed by MISO on the computation of real-time RSG. Such clarifications will be retroactively applied to April 1, 2005. As of June 30, 2007, MGE has estimated that under the revised RSG computation, MGE owes MISO $1.0 million, including interest. This amount has been accrued at June 30, 2007, and resulted in an increase to purchased power expense for the three and six months ended June 30, 2007.

Financing Matters

On July 20, 2007, MGE entered into a $25 million swap lock with JP Morgan to fix a portion of the interest rate of debt that is expected to be issued by MGE in the third quarter of 2007. This instrument has an effective date of September 28, 2007, and a termination date of September 28, 2037. Per the terms of this agreement, MGE will pay a fixed rate of 5.813% per annum on the swap lock and will receive from JP Morgan a floating rate equal to six month US LIBOR (London interbank offered rate).

The cost or benefit of this instrument is expected to be recoverable in rates. Accordingly, any unrealized gain or loss (mark to market) related to this instrument will be deferred on the balance sheet as a regulatory liability or asset in accordance with the provisions of SFAS 71.

The swap lock is expected to be cash settled when the related debt is issued. The settlement amount of this instrument is expected to be recognized in income ratably over the term of the debt issued.

Line of Credit

On August 1, 2007, MGE entered into a $20 million unsecured line of credit with JPMorgan Chase Bank, N.A. The line of credit is evidenced by a note that expires on March 31, 2008. This facility carries an interest rate based on LIBOR plus an applicable margin of 0.40% per annum. Interest is payable monthly commencing on September 1, 2007, and will be computed on any unpaid principal at the date of each borrowing. The line of credit will be used as a backup facility to MGE's commercial paper program. No borrowings are outstanding under this facility at this time. Borrowings may be made and repaid at any time during the term of the note and must be repaid upon the earlier of the maturity of the note or the occurrence of an event of default. Events of default include failures to pay scheduled principal or interest and certain bankruptcy-related events, in each case subject to applicable cure periods.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2007. Further discussion of the contractual obligations and commercial commitments is included in Footnote 11 of this filing and in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the six months ended June 30, 2007 and 2006, respectively:

	MGE Energy		MGE
(In thousands)	2007	2006	2007	2006
Cash provided by/(used for):
Operating activities	$51,773	$66,573	$52,858	$63,126
Investing activities	(47,636)	(40,785)	(47,392)	(40,691)
Financing activities	(2,676)	(25,645)	(4,256)	(22,225)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities decreased $14.8 million for the six months ended June 30, 2007, when compared to the same period in the prior year. This decrease is largely attributable to the interim fuel credit and fuel refund in place in the prior year. Namely, MGE billed $8.4 million (net of $1.6 million returned to customers between March 9, 2006, and June 30, 2006) in electric rates, which pursuant to the March 9, 2006, PSCW interim order, was required to be refunded to customers. This credit was accounted for as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the six months ended June 30, 2006, and was shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE Energy because it was not paid to customers during that period.

During the six months ended June 30, 2007, MGE billed $0.6 million in electric rates, which pursuant to the April 26, 2007, PSCW interim fuel surcharge order, is required to be refunded to customers. See Footnote 15 for additional discussion of the fuel surcharge. This credit was also accounted for as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the six months ended June 30, 2007, and is shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE Energy because it was not paid to customers during that period.

During the six months ended June 30, 2007, MGE Energy recorded $4.1 million in employee benefit expenses compared to $5.6 million for the prior year. This decrease in expense is attributable to an increase in the discount rate used to estimate the expense and a higher asset base due to a higher than expected return on assets during 2006. During the six months ended June 30, 2007 and 2006, MGE Energy made $4.9 million and $4.3 million, respectively in discretionary contributions to these plans. See Footnote 9 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

During the six months ended June 30, 2007, MGE Energy recorded a $1.8 million provision for doubtful accounts. This represents a $0.5 million decrease from the amount recorded during the same period in the prior year. The provision during 2006 was higher due to the atypically high fuel costs experienced in the latter portion of 2005 and the effects these costs had on the composition of the aging.

MGE Energy's working capital accounts contributed to $11.1 million in cash provided by operating activities for the six months ended June 30, 2007, compared to $20.4 million during the same period in the prior year. Inflows from working capital during the six months ended June 30, 2007, are primarily related to decreased levels of stored natural gas and lower receivables, partially offset by a decrease in payables and lower other short term liabilities. Contributing to the decrease in short term liabilities is a $2.4 million refund provided to customers on April 24, 2007. This amount represents the final refund due to customers as a result of the interim fuel credit and subject to refund provision instituted by the PSCW in 2006. This payment has no impact on net income for the six months ended June 30, 2007. Included in the June 30, 2006, operating cash flows is the collection of $2.4 million of the retainage receivable from the State under the EPC agreement related to the construction of WCCF. Cash inflows related to other noncurrent items, net were $3.8 million for the six months ended June 30, 2007, compared to $2.9 million in the six months ended June 30, 2006.

For the six months ended June 30, 2007, MGE Energy recorded $3.0 million in equity earnings from ATC and received $2.1 million in cash dividends from ATC. For the same period in the prior year, MGE Energy recorded $2.6 million in equity earnings from ATC and received $2.0 million in cash dividends from ATC.

MGE

Cash provided by operating activities decreased $10.3 million for the six months ended June 30, 2007, when compared to the same period in the prior year. This decrease is largely attributable to the interim fuel credit and fuel refund in place in the prior year. Namely, MGE billed $8.4 million (net of $1.6 million returned to customers between March 9, 2006, and June 30, 2006) in electric rates, which pursuant to the March 9, 2006, PSCW interim order, was required to be refunded to customers. This credit was accounted for as a reduction to other electric revenues in the consolidated income statement of MGE for the six months ended June 30, 2006, and was shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE because it was not paid to customers during that period.

During the six months ended June 30, 2007, MGE billed $0.6 million in electric rates, which pursuant to the April 26, 2007, PSCW interim fuel surcharge order, is required to be refunded to customers. See Footnote 15 for additional discussion of the fuel surcharge. This credit was also accounted for as a reduction to other electric revenues in the consolidated income statement of MGE for the six months ended June 30, 2007, and is shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE because it was not paid to customers during that period.

MGE recorded $4.1 million in employee benefit expenses compared to $5.6 million for the prior year. This decrease in expense is due to a increase in the discount rate used to estimate the expense and a higher asset base due to a higher than expected return on assets during 2006. During the six months ended June 30, 2007, and June 30, 2006, MGE made $4.9 million and $4.3 million, respectively in discretionary contributions to these plans. See Footnote 9 for further discussion of MGE's Pension and Other Postretirement Benefits.

During the six months ended June 30, 2007, MGE recorded a $1.8 million provision for doubtful accounts. This represents a $0.5 million decrease from the amount recorded during the same period in the prior year. The provision during 2006 was higher due to the atypically high fuel costs experienced in the latter portion of 2005 and the effects these costs had on the composition of the aging.

MGE's working capital accounts contributed to $11.6 million in cash provided by operating activities for the six months ended June 30, 2007, compared to $17.0 million during the same period in the prior year. Inflows from working capital account during the six months ended June 30, 2007, are primarily related to decreased levels of stored natural gas and lower receivable balances, partially offset by higher payables and lower short term liabilities. Contributing to the decrease in short term liabilities is a $2.4 million refund provided to customers on April 24, 2007. This amount represents the final refund due to customers as a result of the interim fuel credit and subject to refund provision instituted by the PSCW in 2006. This payment has no impact on net income for the six months ended June 30, 2007. Cash inflows related to other noncurrent items, net were $3.8 million for the six months ended June 30, 2007, compared to $2.8 million in the six months ended June 30, 2006.

For the six months ended June 30, 2007, MGE recorded $3.0 million in equity earnings from ATC and received $2.1 million in cash dividends from ATC. For the same period in the prior year, MGE recorded $2.6 million in equity earnings from ATC and received $2.0 million in cash dividends from ATC.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $6.9 million for the six months ended June 30, 2007, when compared to the same period in the prior year. Capital expenditures for the six months ended June 30, 2007, were $48.4 million. This amount represents a $10.3 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road ($14.0 million) and $1.7 million in capital expenditures for the Top of Iowa III wind generation project. These increases were partially offset by decreases in capital expenditures related to WCCF ($1.3 million) and a decrease in other utility capital expenditures ($4.1 million).

During the six months ended June 30, 2007, MGE Energy made $0.1 million in capital contributions to various equity investments. Additionally MGE Energy issued $0.5 million in finance receivables. MGE Energy did not make any cash capital contributions to ATC. However, MGE transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer MGE received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC. During the six months ended June 30, 2006, MGE Energy made $1.3 million in capital contributions to ATC.

During the six months ended June 30, 2007 and 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.2 million and $0.6 million, respectively, in funds to Elm Road Services, LLC, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash provided by other investing activities was $0.9 million for the six months ended June 30, 2007, compared to $0.7 million used for other investing activities for the same period in the prior year. Included in this change is a $0.1 million increase in AFUDC-debt as a result of the Top of Iowa III wind generation project.

MGE

MGE's cash used for investing activities increased $6.7 million for the six months ended June 30, 2007, when compared to the same period in the prior year. Capital expenditures for the six months ended June 30, 2007, were $48.4 million. This amount represents a $10.3 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road ($14.0 million) and $1.7 million in capital expenditures for the Top of Iowa III wind generation project. These increases were partially offset by decreases in capital expenditures related to WCCF ($1.3 million) and a decrease in other utility capital expenditures ($4.1 million).

During the six months ended June 30, 2007, MGE issued $0.4 million in finance receivables. During the six months ended June 30, 2007, MGE did not make any cash capital contributions to ATC. However, MGE transferred $1.4 million in certain transmission Assets to ATC. In exchange for this transfer MGE received $0.7 million in cash proceeds and $0.7 in an additional investment in ATC. During the six months ended June 30, 2006, MGE made $1.3 million in capital contributions to ATC.

During both the six months ended June 30, 2007 and 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.2 million and $0.6 million, respectively, in funds to Elm Road Services, LLC, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash provided by other investing activities was $0.9 million for the six months ended June 30, 2007, compared to cash used for other investing activities of $0.7 million for the same period in the prior year. Included in this change is a $0.1 million increase in AFUDC-debt as a result of the Top of Iowa III wind generation project.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $2.7 million for the six months ended June 30, 2007, compared to $25.6 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, net short term debt repayments were $13.5 million compared to $14.0 million for the same period in the prior year. MGE Energy received $25.6 million and $2.3 million in cash proceeds as the result of stock issued during the six months ended June 30, 2007 and 2006, respectively. This increase is largely attributable to the consummation of a Distribution Agreement on November 9, 2006, with JP Morgan in which MGE Energy may offer and sell up to 1,500,000 shares of its common stock.

Cash dividends paid for the six months ended June 30, 2007 and 2006, were $14.8 million and $14.1 million, respectively. The cash dividends for the six months ended June 30, 2007, were higher than those paid for the six months ended June 30, 2006, as a result of a higher dividend per share ($0.697 vs. $0.690) and an increase in the number of shares outstanding.

MGE

During the six months ended June 30, 2007, cash used for MGE's financing activities was $4.3 million compared to $22.2 million in the same period in the prior year. For the six months ended June 30, 2007, and June 30, 2006, net short term debt repayments were $8.5 million and $16.0 million, respectively. Cash dividends paid from MGE to MGE Energy for the six months ended June 30, 2007, were $13.1 million. During this same period, cash dividends of $5.7  million were paid by MGE Power West Campus and MGE Transco to MGE Energy. These cash outflows were offset by $23.1 million in equity contributions received by MGE Power Elm Road from MGE Energy. This amount is included in minority interest on the MGE consolidated balance sheet.

For the six months ended June 30, 2006, cash dividends made from MGE to MGE Energy were $13.0 million. During this same period, MGE Power West Campus and MGE Power Elm Road received $3.5 million in equity contributions and MGE Power West Campus and MGE Transco paid $5.6 million in dividends to MGE Energy. Additionally, during this period MGE Power Elm Road received $9.1 million in affiliate financing.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2007	December 31, 2006
Common shareholders' equity	58.0%	54.8%
Long-term debt*	35.8%	36.9%
Short-term debt	6.2%	8.3%
*Includes the current portion of long-term debt

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2007, capital expenditures for MGE Energy and MGE totaled $48.4 million, which included $25.9 million of capital expenditures for Elm Road, $0.3 million of capital expenditures for MGE Power West Campus, $1.7 million for the Top of Iowa III wind project, and $20.5 million of capital expenditures for other utility operations.

As of June 30, 2007, MGE Power Elm Road's remaining capital expenditures for Elm Road are estimated to be $97.0 million. Capital expenditures for this project are expected to be $28.3 million in 2007 (excludes capital expenditures already made as of June 30, 2007), $44.5 million in 2008, $20.6 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project cost estimate or timing differences. MGE currently estimates that the total cost of the Top of Iowa III project will be approximately $58.1 million (excluding AFUDC). MGE has executed contracts for a majority of these expenditures. $44.6 million in contractual commitments remain outstanding for this project. $39.5 million of these capital commitments are expected to be expended in 2007 and $5.1 million are expected to be expended in 2008. Included in these amounts is $2.0 million which is expected to be paid by another party. However, pursuant to the related agreements, MGE is jointly and severally liable in the event the other parties default on their payment.

MGE is currently funding the majority of its capital commitments for the Top of Iowa III wind project and the Elm Road project with a short-term bank line of credit. MGE intends to fund future capital commitments for these projects with funds generated from normal operations, the issuance of long term debt, and financing received from MGE Energy. MGE Energy intends to raise the funds for such financing primarily through the issuance of equity securities and short-term debt, as needed.

MGE Transco does not expect to make any additional capital contributions to ATC in 2007.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2007. Further discussion of environmental matters is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006.

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

The Dane County circuit court remanded the case on March 5, 2007, to the ALJ, directing that the ALJ's interpretation of the federal regulations defining new and existing facilities should be reconsidered in light of the Second Circuit US Court of Appeals January 25, 2007, Riverkeeper II decision, and because the ALJ's decision may have relied in part on other provisions of the Phase II Rule. The court upheld the portion of the ALJ's decision rejecting the petitioners' antidegradation claim. The court did not vacate the WPDES permit, and construction of the ERGS units continues. The court has returned the record to the Division of Hearings and Appeals for further proceedings. In June 2007, the ALJ for the Division of Hearings and Appeals granted We Energies' motion to stay the appeal, pending the WDNR's action on We Energies' request for a permit modification. Opponents of the plant filed a motion asking the Dane County Circuit Court to direct the ALJ to decide the permit issues on remand without regard to the WDNR's action on the permit modification and to stop construction on the water intake structure. Briefing on the motion was completed in early August and a hearing held on August 3, 2007.

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

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. At June 30, 2007, MGE estimates that 39 union and 10 nonunion employees will receive the involuntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. $0.9 million in benefits for the union employees will be paid as a lump sum payment in December 2011. The nonunion benefits will be paid as follows: $0.2 million will be paid out in 2008, $0.2 million in 2010, and $0.5 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the affected IBEW employees may elect to retire early and receive supplemental retirement benefits. These benefits are deemed to be voluntary termination benefits and have been excluded from the table below. See Footnote 9 for further discussion of these benefits and the related accounting. As of June 30, 2007, MGE estimates that 11 employees will elect to receive the early retirement benefits.

MGE anticipates that it will be allowed to recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The aforementioned exit plan has also resulted in a net plan curtailment gain for MGE's bargaining pension and postretirement plans as defined in SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. See Footnote 9 for discussion of the accounting implications.

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

At the date of adoption, MGE Energy and MGE reclassified $0.3 million of accrued income taxes under prior accounting standards to its FIN 48 tax liability account. Additionally in the adoption accounting, MGE Energy and MGE reclassified $0.1 million of accrued interest under prior accounting standards to its FIN 48 interest payable account. These adjustments had no impact on retained earnings. MGE and MGE Energy have elected to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended June 30, 2007, less than $0.1 million of interest expense was recognized and no penalties were incurred.

The unrecognized tax benefits recorded upon adoption related to MGE's state tax matters that were under examination. Subsequent to adoption, in the second quarter of 2007, MGE reached a settlement regarding all matters identified in the aforementioned FIN 48 tax liability. Pursuant to this settlement, MGE will be obligated to remit $0.2 million for these matters.

As of June 30, 2007, MGE Energy and MGE recorded a $0.1 million reduction to income tax expense and a $0.1 million reduction in interest expense. Additionally, MGE reclassified the remaining $0.2 million accrual related to these matters from the FIN 48 tax liability account to the accrued taxes balance, as these amounts were no longer uncertain. MGE and MGE Energy expect to pay such amounts during the third quarter of 2007.

As a result of this settlement, at June 30, 2007, MGE Energy and MGE do not have any amounts included in the FIN 48 tax liability account.

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

MGE Energy's Wisconsin years commencing with 2002 are currently open to audit examination but no years are presently scheduled or in process of an audit. MGE's Wisconsin years starting with 2005 are open to audit examination but no years are presently scheduled or in process of an audit.

FSP FIN 39-1

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. FSP FIN 39-1 will be effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented unless it is impracticable to do so. The adoption of this pronouncement will have no impact on MGE or MGE Energy's net income. MGE and MGE Energy are currently assessing whether to elect the accounting policies prescribed by this pronouncement.

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

A summary of actual weather information in the utility segment's service territory during the six months ended June 30, 2007, as measured by degree days, may be found in Results of Operations.

Commodity Price Risk

MGE has commodity price risk exposure with respect to the price of natural gas, electricity, coal, emission credits, and oil. MGE employs established policies and procedures to reduce the market risks associated with changing commodity prices. MGE's commodity risks are somewhat mitigated by the current ratemaking process in place for recovering electric fuel cost, purchased energy costs, and the cost of natural gas. MGE's electric fuel costs are subject to fuel rules established by the PSCW. Under the electric fuel rules, MGE may be required to refund to customers if its actual fuel costs fall outside the lower end of the range and would be allowed to request a surcharge if those actual fuel costs exceed the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Pursuant to the PSCW order issued on December 22, 2006, MGE's electric fuel credit will be subject to a plus or minus 2% range. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas , subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

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

At June 30, 2007, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At June 30, 2007, the cost of these instruments exceeded their fair value by $2.3 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized gain has been deferred on the balance sheet as a regulatory liability.

MGE also holds futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA Clause, MGE shareholders have the ability to receive 50% of the benefits or loss from these deals if certain thresholds are achieved. At June 30, 2007, these positions were in an unrealized gain position of $0.6 million. Of this amount, 50% is reflected in other comprehensive income and 50% is deferred under SFAS 71 pursuant to a rate order issued by the PSCW.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future pension and postretirement expenses.

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

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. The fuel surcharge was applied to electric rates as of the date of this order. Pursuant to the provisions of the fuel surcharge, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%.

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

Item 4. Controls and Procedures.

During the second quarter of 2007, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2007, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2007, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the second quarter of 2007, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2007, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2007, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

MGE Energy's Annual Meeting of Shareholders was held on May 22, 2007, in Middleton, Wisconsin. Listed below are the nominees for Class III Directors and the results of the voting.

	Class III Directors - Term Expiring in 2010
	Richard E. Blaney	Frederic E. Mohs	F. Curtis Hastings
For Votes	16,575,589	16,191,548	16,569,535
Withhold Authority	294,335	678,376	300,389
Shares Not Voted	4,265,218	4,265,218	4,265,218

No votes were cast for any other nominee. The directors continuing in office are:

Class I Directors Term Expires in 2008	Class II Directors Term Expires in 2009
Regina M. Millner	H. Lee Swanson
Donna K. Sollenberger	John R. Nevin
Gary J. Wolter

Shareholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2007. With respect to the ratification of the selection of PricewaterhouseCoopers LLP to act as our independent registered public accounting firm shareholders voted:

Voted	Shares
For	16,609,075
Against	104,303
Abstained	156,546
Shares Not Voted	4,265,218
Total	21,135,142

Item 6. Exhibits.

10.1

Line of Credit Note, dated as of August 1, 2007, among Madison Gas and Electric Company, as Borrower, and JPMorgan Chase Bank, N.A., as Lender.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: August 7, 2007	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: August 7, 2007	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: August 7, 2007	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: August 7, 2007	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)