Form 10-Q
period 2007-09-30
MADISON GAS & ELECTRIC CO
filed 2007-11-09
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2007

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. and Madison Gas and Electric Company:  Yes [   ]  No [X]

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2007
MGE Energy, Inc.	Common stock, $1.00 par value, 21,868,684 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Item 4T. Controls and Procedures.

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

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Regulated revenues	$115,023	$109,795	$390,874	$366,256
Nonregulated revenues	1,300	834	3,880	2,679
Total Operating Revenues	116,323	110,629	394,754	368,935

Operating Expenses:
Fuel for electric generation	16,786	15,521	44,022	35,908
Purchased power	20,954	21,137	61,029	61,819
Natural gas purchased	8,450	8,815	93,785	85,938
Other operations and maintenance	32,446	30,699	95,974	92,854
Depreciation and amortization	7,977	7,888	24,057	23,413
Other general taxes	3,975	3,811	11,796	11,547
Total Operating Expenses	90,588	87,871	330,663	311,479
Operating Income	25,735	22,758	64,091	57,456

Other income, net	2,352	1,625	5,412	4,662
Interest expense	(3,242)	(3,532)	(9,957)	(11,230)
Income before income taxes	24,845	20,851	59,546	50,888
Income tax provision	(9,309)	(8,148)	(21,742)	(19,618)
Net Income	$ 15,536	$ 12,703	$ 37,804	$ 31,270

Earnings per Share of Common Stock (basic and diluted)	$0.71	$0.62	$1.77	$1.53

Dividends paid per share of common stock	$0.355	$0.348	$1.052	$1.038

Average Shares Outstanding (basic and diluted)	21,780	20,575	21,396	20,499

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$37,804	$31,270
Items not affecting cash:
Depreciation and amortization	24,057	23,413
Deferred income taxes	(3,376)	(4,220)
Amortization of investment tax credits	(307)	(324)
Amortization of debt issuance costs and discount	406	459
Provision for doubtful accounts receivable	2,192	2,701
AFUDC - equity funds	(1,071)	(329)
Employee benefit plan expenses	6,099	8,585
Equity earnings in ATC	(4,495)	(3,953)
Reserve for fuel refund	1,244	10,402
Gain on sale of investments	(363)	-
Adjustment to inventory	621	-
Other items	1,527	536
Changes in working capital:
Decrease in current assets	11,988	34,534
Decrease in current liabilities	(7,739)	(10,456)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	2,336	-
Dividend income from ATC	3,282	3,009
Cash contributions to pension and other postretirement plans	(5,077)	(4,382)
Other noncurrent items, net	(571)	4,091
Cash Provided by Operating Activities	68,557	95,336

Investing Activities:
Capital expenditures	(102,576)	(60,014)
Capital contributions to ATC and other investments	(125)	(2,050)
Advance to WEPCO for ATC work	(296)	(572)
Proceeds from sale of property	724	-
Proceeds from sale of investments	456	-
Increase in finance receivables	(589)	-
Other	1,269	(3,550)
Cash Used for Investing Activities	(101,137)	(66,186)

Financing Activities:
Issuance of common stock	29,238	6,253
Issuance of treasury stock	-	119
Cash dividends paid on common stock	(22,526)	(21,279)
Repayment of long-term debt	(15,000)	-
Issuance of long-term debt	25,000	-
Increase (decrease) in short-term debt, net	17,000	(15,500)
Cash Provided by (Used for) Financing Activities	33,712	(30,407)

Change in Cash and Cash Equivalents	1,132	(1,257)
Cash and cash equivalents at beginning of period	3,003	3,331
Cash and cash equivalents at end of period	$ 4,135	$ 2,074

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	Sept. 30, 2007	Dec. 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,135	$ 3,003
Restricted cash	5,092	4,243
Accounts receivable, less reserves of $3,555 and $3,489, respectively	32,699	33,397
Other accounts receivable, less reserves of $114 and $107, respectively	3,517	4,508
Unbilled revenues	17,312	26,038
Materials and supplies, at lower of average cost or market	15,138	15,052
Fossil fuel	4,796	6,010
Stored natural gas, at lower of average cost or market	31,385	31,465
Prepaid taxes	9,635	13,748
Regulatory assets - current	1,595	4,270
Other current assets	7,871	7,679
Total Current Assets	133,175	149,413
Other long-term receivables	5,665	4,631
Special billing projects	1,382	1,861
Regulatory assets	53,195	50,841
Other deferred charges	5,639	5,874
Property, Plant, and Equipment, Net	635,313	632,474
Construction work in progress	171,820	95,949
Total Property, Plant, and Equipment	807,133	728,423
Other Property and Investments	43,767	41,189
Total Assets	$1,049,956	$982,232

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$ 30,000	$ 15,000
Short-term debt	74,000	57,000
Accounts payable	37,639	45,063
Accrued interest and taxes	7,300	3,430
Deferred income taxes	2,017	3,917
Regulatory liabilities - current	1,480	2,943
Pension liability - current	614	614
Other current liabilities	14,404	15,894
Total Current Liabilities	167,454	143,861
Other Credits:
Deferred income taxes	102,249	101,700
Investment tax credit - deferred	3,190	3,497
Regulatory liabilities	25,749	24,207
Accrued pension and other postretirement benefits	75,498	76,050
Other deferred liabilities	23,314	20,285
Total Other Credits	230,000	225,739
Capitalization:
Common shareholders' equity	420,172	375,348
Long-term debt	232,330	237,284
Total Capitalization	652,502	612,632
Commitments and contingencies (see Footnote 11)	-	-
Total Liabilities and Capitalization	$1,049,956	$982,232

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Revenues:
Regulated electric revenues	$ 98,435	$ 93,101	$256,146	$241,095
Regulated gas revenues	16,588	16,694	134,728	125,161
Nonregulated revenues	1,300	834	3,880	2,679
Total Operating Revenues	116,323	110,629	394,754	368,935

Operating Expenses:
Fuel for electric generation	16,786	15,521	44,022	35,908
Purchased power	20,954	21,137	61,029	61,819
Natural gas purchased	8,450	8,815	93,785	85,938
Other operations and maintenance	32,327	30,549	95,642	92,464
Depreciation and amortization	7,977	7,888	24,057	23,413
Other general taxes	3,976	3,810	11,796	11,546
Income tax provision	8,191	7,417	19,264	17,575
Total Operating Expenses	98,661	95,137	349,595	328,663
Operating Income	17,662	15,492	45,159	40,272

Other Income and Deductions:
AFUDC - equity funds	526	118	1,071	329
Equity earnings in ATC	1,537	1,340	4,495	3,953
Income tax provision	(880)	(665)	(1,971)	(1,982)
Other income (deductions)	291	166	(162)	376
Total Other Income and Deductions	1,474	959	3,433	2,676
Income before interest expense	19,136	16,451	48,592	42,948

Interest Expense:
Interest on long-term debt	3,881	3,489	11,667	10,530
Other interest	297	404	320	1,418
AFUDC - borrowed funds	(224)	(51)	(455)	(140)
Net Interest Expense	3,954	3,842	11,532	11,808
Net Income Before Minority Interest	$ 15,182	$ 12,609	$ 37,060	$ 31,140
Minority interest, net of tax	(2,909)	(2,352)	(8,358)	(7,247)
Net Income	$ 12,273	$ 10,257	$ 28,702	$ 23,893

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$ 28,702	$ 23,893
Items not affecting cash:
Depreciation and amortization	24,057	23,413
Deferred income taxes	(3,379)	(4,224)
Amortization of investment tax credits	(307)	(324)
Amortization of debt issuance costs and discount	406	459
Provision for doubtful accounts receivable	2,192	2,701
AFUDC - equity funds	(1,071)	(329)
Employee benefit plan expenses	6,099	8,585
Equity earnings in ATC	(4,495)	(3,953)
Minority interest, net of tax	8,358	7,247
Reserve for fuel refund	1,244	10,402
Gain on sale of investments	(363)	-
Adjustment to inventory	621	-
Other items	3,250	536
Changes in working capital:
Decrease in current assets	10,950	29,832
Decrease in current liabilities	(6,058)	(8,605)
Proceeds from Congestion Cost and Line Loss Allocation Agreement	2,336	-
Dividend income from ATC	3,282	3,009
Cash contributions to pension and other postretirement plans	(5,077)	(4,382)
Other noncurrent items, net	(694)	4,004
Cash Provided by Operating Activities	70,053	92,264

Investing Activities:
Capital expenditures	(102,576)	(60,014)
Capital contributions to ATC and other investments	(25)	(1,916)
Advance to WEPCO for ATC work	(296)	(572)
Proceeds from sale of property	724	-
Proceeds from sale of investments	456	-
Increase in finance receivables	(351)	-
Other	1,211	(3,550)
Cash Used for Investing Activities	(100,857)	(66,052)

Financing Activities:
Cash dividends paid to parent by MGE	(13,121)	(12,996)
Cash dividend paid to parent from Power West Campus and Transco	(8,961)	(7,260)
Affiliate financing of Power Elm Road	-	7,778
Equity contributions received by Transco, Power Elm Road, and Power West Campus	33,669	12,281
Repayment of long-term debt	(15,000)	-
Issuance of long-term debt	25,000	-
Increase (decrease) in short-term debt, net	10,000	(26,000)
Other	-	(261)
Cash Provided by (Used for) Financing Activities	31,587	(26,458)

Change in Cash and Cash Equivalents	783	(246)
Cash and cash equivalents at beginning of period	1,246	822
Cash and cash equivalents at end of period	$ 2,029	$ 576

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	Sept. 30, 2007	Dec. 31, 2006
Utility Plant (At Original Cost, in Service):
Electric	$ 683,782	$ 667,597
Gas	265,871	260,550
Nonregulated	109,888	109,587
Gross plant in service	1,059,541	1,037,734
Less accumulated provision for depreciation	(424,360)	(405,391)
Net plant in service	635,181	632,343
Construction work in progress	171,820	95,949
Total Utility Plant	807,001	728,292
Other property and investments	1,560	1,306
Investment in ATC	40,405	38,468
Total Other Property and Investments	41,965	39,774
Current Assets:
Cash and cash equivalents	2,029	1,246
Restricted cash	5,092	4,243
Accounts receivable, less reserves of $3,555 and $3,489, respectively	32,699	33,397
Affiliate receivables	41	-
Other receivables, less reserves of $114 and $107, respectively	3,492	4,398
Unbilled revenues	17,312	26,038
Materials and supplies, at lower of average cost or market	15,138	15,052
Fossil fuel	4,796	6,010
Stored natural gas, at lower of average cost or market	31,385	31,465
Prepaid taxes	9,635	12,753
Regulatory assets - current	1,595	4,270
Other current assets	7,836	7,652
Total Current Assets	131,050	146,524
Other long-term receivables	5,249	4,631
Special billing projects	1,382	1,861
Affiliate receivable long-term	11,200	12,923
Regulatory assets	53,195	50,841
Other deferred charges	5,498	5,684
Total Assets	$1,056,540	$ 990,530

CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$ 323,359	$ 307,784
Minority interest	129,044	95,978
Long-term debt	232,330	237,284
Total Capitalization	684,733	641,046
Current Liabilities:
Long-term debt due within one year	30,000	15,000
Short-term debt - commercial paper	39,500	29,500
Accounts payable	37,530	44,513
Affiliate payables	2,132	2,070
Accrued interest and taxes	14,795	9,583
Accrued payroll related items	7,131	6,688
Deferred income taxes	2,017	3,919
Regulatory liabilities - current	1,480	2,943
Pension liability - current	614	614
Other current liabilities	7,017	9,114
Total Current Liabilities	142,216	123,944
Other Credits:
Deferred income taxes	101,840	101,501
Investment tax credit - deferred	3,190	3,497
Regulatory liabilities	25,749	24,207
Accrued pension and other postretirement benefits	75,498	76,050
Other deferred liabilities	23,314	20,285
Total Other Credits	229,591	225,540
Commitments and contingencies (see Footnote 11)	-	-
Total Capitalization and Liabilities	$1,056,540	$ 990,530

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2007

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

The accompanying consolidated financial statements as of September 30, 2007, and for the three and nine months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 51 through 104 of the 2006 Form 10-K.

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

Based on the nature and terms of the leasing and operating agreements and the relationships they establish, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF. MGE also is the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary and MGE Power West Campus is a VIE under FIN 46R. Accordingly, MGE Power West Campus has been consolidated in the financial statements of MGE.

MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as minority interest.

b.

MGE Power Elm Road.

See Footnote 7 of Notes to consolidated financial statements for discussion.

c.

Shared Savings Program.

FIN 46R also requires MGE to assess whether the participants within its Shared Savings program constitute VIEs in which MGE might be considered to be the consolidating entity. MGE has reviewed 88.6% of the total current Shared Savings program balance and has determined that the provisions of FIN 46R are not applicable via the "business scope exception." The entities constituting the remaining balance are not legally obligated to provide the financial information to MGE that is necessary to determine whether MGE must consolidate these entities. MGE continues to attempt to obtain information from these entities in order to determine whether they should be consolidated by MGE.

3.

Equity and Financing Arrangements - MGE Energy and MGE.

a.

Common Stock.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan.

For the nine months ended September 30, 2007, MGE Energy issued 488,708 new shares of common stock under the Stock Plan for net proceeds of $16.5 million. For the nine months ended September 30, 2006, MGE Energy issued 198,528 new shares of common stock under the Stock Plan for net proceeds of $6.3 million. These sales are made pursuant to an effective shelf registration statement MGE Energy filed with the SEC in March 2003.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with JP Morgan under which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During the nine months ended September 30, 2007, MGE Energy issued 383,500 shares of its common stock for $12.7 million in net proceeds under this agreement. These sales are made pursuant to an effective shelf registration statement MGE Energy filed with the SEC in March 2003.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at September 30, 2007, includes the unrealized gains and losses on available-for-sale securities and certain hedging transactions. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2006, to September 30, 2007, for MGE Energy and MGE:

(In thousands)	MGE Energy	MGE
Balance, December 31, 2006	$581	$188
Change in unrealized gain on available for sale securities, net of tax expense of $310 and $100, respectively	463	149
Change in unrealized loss on cash flow hedges, net of tax benefit of $104 and $104, respectively	(155)	(155)
Balance, September 30, 2007	$889	$182

d.

6.247% Medium-Term Notes.

On September 19, 2007, MGE issued $25 million of 6.247% Medium-Term Notes due September 15, 2037. The notes were issued pursuant to an Indenture dated as of September 1, 1998, between MGE and The Bank of New York Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee. The notes are unsecured.

The net proceeds from the sale of the Notes were used to refinance $15 million of MGE's 7.49% Medium-Term Notes which became due on September 20, 2007, and short-term indebtedness.

The Notes carry an interest rate of 6.247% per annum, which is payable semiannually on March 15 and September 15 of each year, commencing on March 15, 2008. The Notes are redeemable at any time at MGE's option at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed, plus accrued interest to the redemption date, or (ii) the discounted present value of the remaining scheduled payments of principal and interest on the Notes to be redeemed (as provided in the Notes), plus accrued interest to the redemption date.

On July 20, 2007, MGE had entered into a $25 million swap lock with a financial institution to fix a portion of the interest rate related to the aforementioned debt issuance. Under the terms of the swap lock, MGE agreed to pay a fixed rate of 5.813% per annum and receive from the financial institution a floating rate equal to six months U.S. LIBOR (London Interbank Offered Rate). On September 14, 2007, MGE terminated the swap lock and was obligated to make a $1.7 million payment as a result of the difference between these two rates. Of this amount, $1.5 million of the cost has been deferred on the September 30, 2007, balance sheet as a regulatory asset in accordance with the provisions of SFAS 71. This amount is expected to be collected in rates ratably over the term of the 6.247% Medium-Term Notes. The remaining $0.2 million of the cost of this instrument is reflected in MGE and MGE Energy's income statement for the three and nine months ended September 30, 2007.

e.

Line of Credit.

On August 1, 2007, MGE entered into a $20 million unsecured line of credit, which expires on March 31, 2008. This facility carries an interest rate based on LIBOR plus an applicable margin of 0.40% per annum. Interest is payable monthly commencing on September 1, 2007, and will be computed on any unpaid principal at the date of each borrowing. The line of credit will be used as a backup facility to MGE's commercial paper program. No borrowings are outstanding under this facility at this time. Borrowings may be made and repaid at any time during the term of the note and must be repaid upon the earlier of the maturity of the note or the occurrence of an event of default. Events of default include failures to pay scheduled principal or interest and certain bankruptcy-related events, in each case subject to applicable cure periods.

4.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
MGE Energy	2007	2006	2007	2006
Net income	$ 15,536	$12,703	$37,804	$31,270
Unrealized (loss) gain on cash flow hedges, net of tax of ($113 and $46, and $104 and $99)	(169)	(69)	(155)	147
Unrealized gain on available-for-sale securities, net of tax ($249 and $94, and $310 and $126)	372	140	463	188
Total comprehensive income	$ 15,739	$12,774	$38,112	$31,605
MGE
Net income	$ 12,273	$10,257	$28,702	$23,893
Unrealized (loss) gain on cash flow hedges, net of tax of ($113 and $46, and $104 and $99)	(169)	(69)	(155)	147
Unrealized gain on available-for-sale securities, net of tax ($79 and $18, and $100 and $32)	118	27	149	48
Total comprehensive income	$ 12,222	$10,215	$28,696	$24,088

5.

Investments.

a.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the nine months ended September 30, 2007 and 2006, MGE Transco recorded equity earnings from the investment in ATC of $4.5 million (pretax) and $4.0 million (pretax), respectively. Dividend income received from ATC was $3.3 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, MGE Transco made no cash contributions to ATC. However, on February 15, 2007, MGE transferred $1.4 million in additional transmission assets to ATC. In exchange, MGE received an additional $0.7 million investment in ATC and $0.7 million in cash consideration. MGE Transco made capital contributions to ATC of $1.9 million for the nine months ended September 30, 2006.

At September 30, 2007, MGE is the majority owner and MGE Energy is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest.

ATC's summarized financial data for the nine months ended September 30, 2007 and 2006, is as follows:

(In thousands)
Income statement data for the nine months ended September 30,	2007	2006
Operating revenues	$303,550	$246,969
Operating expenses	(148,963)	(131,097)
Other (expense) income	(317)	1,887
Interest expense, net	(40,689)	(30,017)
Net Income	$113,581	$87,742

MGE and MGE Energy's equity earnings in ATC	$4,495	$3,953

b.

Other Investments.

MGE and MGE Energy hold available for sale securities in both publicly traded and privately held companies. During the three and nine months ended September 30, 2007, certain of these investments were liquidated. As a result of these liquidations, MGE and MGE Energy received $0.5 million in cash proceeds and recorded a $0.4 million gain on the sale of investments in the income statement for the nine months ended September 30, 2007.

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

At the date of adoption, MGE Energy and MGE reclassified $0.3 million of accrued income taxes under prior accounting standards to its long term FIN 48 tax liability account. Additionally in the adoption accounting, MGE Energy and MGE reclassified $0.1 million of accrued interest under prior accounting standards to its FIN 48 interest payable account. These adjustments had no impact on retained earnings. MGE and MGE Energy have elected to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended September 30, 2007, less than $0.1 million of interest expense was recognized and no penalties were incurred.

The unrecognized tax benefits recorded upon adoption related to MGE's state tax matters that were under examination. Subsequent to adoption, in the second quarter of 2007, MGE reached a settlement regarding all matters identified in the aforementioned FIN 48 tax liability. Pursuant to this settlement, MGE was obligated to remit $0.2 million for these matters.

During the second quarter of 2007, MGE Energy and MGE recorded a $0.1 million reduction to income tax expense and a $0.1 million reduction in interest expense. Additionally, MGE reclassified the remaining $0.2 million accrual related to these matters from the FIN 48 tax liability account to the accrued taxes balance, as these amounts were no longer uncertain. In July 2007, such amounts were paid.

As a result of this settlement, at September 30, 2007, MGE Energy and MGE do not have any amounts included in the FIN 48 tax liability account.

MGE Energy files a consolidated federal income tax return that includes all of the subsidiary companies. Years starting with 2004 are subject to federal examination by the IRS, although no examination is currently scheduled or in process. Years prior to 2004 are closed years.

MGE Energy and MGE have material state income tax liabilities only in the state of Wisconsin. Wisconsin requires each corporation within a consolidated group to file a separate tax return. Other corporate members of the MGE Energy consolidated group report insignificant amounts of taxes to Wisconsin.

MGE Energy's Wisconsin years commencing with 2003 are currently open to audit examination but no years are presently scheduled or in process of an audit. MGE's Wisconsin years starting with 2005 are open to audit examination but no years are presently scheduled or in process of an audit.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three and nine months ended September 30, 2007, is 37.5% and 36.5%, respectively, compared to 39.1% and 38.6% for the same periods in 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

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

7.

Elm Road - MGE Energy and MGE.

a.

Consolidation.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's sole principal asset is the 8.33% undivided ownership interest in the aforementioned coal-fired generating plants. MGE Power Elm Road's estimated share of capital costs for its 8.33% ownership interest in both units is approximately $171 million. MGE estimates that an additional $15.0 million will be expended on this project in 2007, $44.6 million in 2008, $20.6 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project estimate or timing difference. At September 30, 2007, MGE Power Elm Road had contributed $87.7 million in capital for this project since inception and had accrued $3.4 million in incurred but unpaid capital expenditures. At September 30, 2007, $91.1 million (excluding capitalized interest) related to this project is reflected in the Construction Work In Progress balance on MGE and MGE Energy's consolidated balance sheets.

MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. For the nine months ended September 30, 2007, MGE Power Elm Road recorded $2.7 million in capitalized interest related to the Elm Road project.

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

b.

Nonregulated Revenues.

On November 1, 2005, MGE received approval from the PSCW to defer payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $52.8 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost. Per the provisions of the rate order issued by the PSCW on December 22, 2006, during 2007 MGE is permitted to recover $8.6 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $6.8 million relates to carrying costs and $1.8 million relates to management fees and community impact mitigation costs.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $21.0 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $31.8 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. For the nine months ended September 30, 2007, $5.1 million related to the carrying costs were recovered in rates. Of this amount, $2.0 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $3.1 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy.

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

The Dane County circuit court remanded the case on March 5, 2007, to the ALJ, directing that the ALJ's interpretation of the federal regulations defining new and existing facilities should be reconsidered in light of the Second Circuit U.S. Court of Appeals January 25, 2007, Riverkeeper II decision, and because the ALJ's decision may have relied in part on other provisions of the Phase II Rule. The court upheld the portion of the ALJ's decision rejecting the petitioners' antidegradation claim. The court did not vacate the WPDES permit, and construction of the Elm Road units continues. The court has returned the record to the Division of Hearings and Appeals for further proceedings. In June 2007, the ALJ for the Division of Hearings and Appeals granted We Energies' motion to stay the appeal, pending the WDNR's action on We Energies' request for a permit modification. Opponents of the plant filed a motion asking the Dane County Circuit Court to direct the ALJ to decide the permit issues on remand without regard to the WDNR's action on the permit modification and to stop construction on the water intake structure. Briefing on the motion was completed in early August and a hearing was held on August 3, 2007. A decision is expected by late November 2007.

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

At September 30, 2007, MGE had incurred $42.1 million of costs on the project (including $1.2 million in accruals and excluding AFUDC), which is reflected in the construction work in progress balance on MGE and MGE Energy's consolidated balance sheets. During the nine months ended September 30, 2007, MGE had recorded $1.3 million in AFUDC related to this project. Pursuant to an order issued by the PSCW on December 22, 2006, MGE is permitted to recover 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceases.

Contractual commitments of $16.5 million remain on the project. MGE estimates that $15.5 million additional capital commitments will be expended in 2007 and $1.0 million will be expended in 2008. Included in these amounts is $1.0 million which is expected to be paid by another party. However, pursuant to the related agreements, MGE is jointly and severally liable in the event the other parties default on their payment.

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

a.

Net Periodic Cost.

The following table presents the components of MGE and MGE Energy's net periodic benefit costs recognized for the three and nine months ended September 30, 2007 and 2006. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. MGE and MGE Energy utilize actual fair value to compute the market-related value of the pension assets.

Pension Benefits	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$ 1,312	$ 1,401	$ 3,934	$ 4,198
Interest cost	2,657	2,543	7,965	7,617
Expected return on assets	(3,087)	(2,697)	(9,256)	(8,080)
Amortization of:
Transition obligation	36	61	108	181
Prior service cost	111	100	333	299
Actuarial loss	218	474	654	1,422
Net periodic benefit cost	$ 1,247	$ 1,882	$ 3,738	$ 5,637

Postretirement Benefits	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$ 435	$ 541	$1,305	$1,612
Interest cost	762	847	2,286	2,527
Expected return on assets	(288)	(238)	(864)	(711)
Amortization of:
Transition obligation	106	107	320	320
Prior service cost	52	55	156	165
Actuarial loss	44	206	132	614
Net periodic benefit cost	$1,111	$1,518	$3,335	$4,527

During the nine months ended September 30, 2007, $1.7 million has been amortized from regulatory assets into net periodic benefit cost. In accordance with the provisions of SFAS 158, to recognize the amortization of the transition obligation, prior services costs, and actuarial gain/loss in net periodic cost, an adjustment to other comprehensive income, or in MGE's case, regulatory assets, should be made. Based on a final order issued by the PSCW, the funded status of the pension and other postretirement plans was permitted to be recorded as a regulatory asset rather than as an adjustment to other comprehensive income as this amount represents future expenses that will be recoverable in rates.

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

Additionally, on September 21, 2006, certain voluntary termination benefits were awarded to International Brotherhood of Electrical Workers (IBEW) employees who may be impacted by the discontinuance of coal use at Blount. Namely, these employees were offered certain supplemental early retirement benefits. In order to receive these benefits, the affected employees were required to declare their intent to retire early by no later than December 21, 2006 (for employees age 60 or older) or December 31, 2007 (for employees age less than 60). In accordance with the provisions of SFAS 88, MGE recognizes the related liability at the time the employees accept the offer and the amount can be reasonably estimated. As of September 30, 2007, three of the union employees have declared their intent to retire early. The related liability has been reflected in the balance sheet at September 30, 2007.

c.

Expected Cash Flows.

There are no required contributions for the 2007 plan year. Likewise, there were no required contributions for the 2006 plan year. However, MGE may elect to make discretionary deductible contributions. MGE elected to make discretionary deductible contributions of $5.1 million during the nine months ended September 30, 2007.

d.

Pension Protection Act.

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents, and provide additional plan disclosures in regulatory filings and to plan participants. This legislation will become effective on January 1, 2008. MGE and MGE Energy are currently assessing the impact this legislation may have on their contributions and financial statements.

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

On January 1, 2007, 22,479 units were granted based on the MGE Energy December 31, 2006, closing stock price. These units are subject to either a four or five year graded vesting schedule. Based on the provisions of SFAS 123R, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at September 30, 2007. Changes in fair value as well as the original grant have been recognized as compensation cost. Because this amount will be remeasured throughout the vesting period, the compensation cost is subject to variability.

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

During the nine months ended September 30, 2007, MGE recorded $0.2 million in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned period.

11.

Commitments and Contingencies - MGE Energy and MGE.

a.

Coal Contracts.

MGE has coal supply contracts related to the Blount plant. As of September 30, 2007, total coal commitments related to the Blount plant are estimated to be $1.7 million for the remainder of 2007. Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and We Energies, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. As of September 30, 2007, MGE's share of the total coal commitments for the Columbia and Elm Road plants are estimated to be $3.2 million for the remainder of 2007, $11.8 million in 2008, $15.8 million in 2009, $20.8 million in 2010, and $5.1 million in 2011.

b.

Purchased Power Contracts.

MGE has various purchased power contracts to help meet future electric supply requirements. As of September 30, 2007, MGE's total commitments for purchased power contracts for capacity are estimated to be $10.6 million in 2007, $9.1 million in both 2008 and 2009, $9.2 million in 2010, and $9.3 million in 2011. Management expects to recover these costs in future customer rates.

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

Natural Gas Supply, Transportation, and Storage Contracts.

MGE's transportation and storage contracts require fixed monthly payments for firm supply, pipeline transportation, and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of September 30, 2007, these payments are estimated to be $15.1 million in 2007, $15.0 million in 2008, $14.1 million in 2009, $13.8 million in 2010, and $9.0 million in 2011. Management expects to recover these costs in future customer rates. MGE also has natural gas supply commitments. These commitments include market-based pricing. As of September 30, 2007, total natural gas supply commitments for 2007 and 2008 are estimated to be $27.7 million and $26.5 million, respectively. Management expects to recover these costs in future customer rates.

e.

Environmental.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At September 30, 2007, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Air quality regulations promulgated by the EPA and DNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia. The Columbia operator's current estimates show that MGE's share of the capital expenditures required to comply with these environmental initiatives will be between $150 million and $200 million. According to current estimates, compliance with these initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's on-going operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. These standards and initiatives may also result in additional capital and operating expenditures at MGE's other generating facilities. MGE expects that the costs to comply with these standards will be fully recoverable through rates. Pursuant to an order issued by the PSCW on September 14, 2007, MGE is permitted to defer pre-certification and pre-construction costs related to compliance with CAIR and CAMR regulations at Columbia. Additionally, MGE is entitled to 100% AFUDC on the related pre-construction costs.

As of September 30, 2007, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE's share of these commitments will be $0.8 million for the remainder of 2007. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE.

f.

Chattel Paper Agreement and Other Guarantees - MGE and MGE Energy.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2008. At September 30, 2007, MGE had sold an outstanding $4.0 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

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

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at September 30, 2007, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.4 million in 2007, $1.2 million in 2008, $0.6 million in 2009, $0.8 million in 2010, and $0.4 million in 2011.

MGE Energy also has guaranteed debt service payments on a development project. This guarantee is a three year commitment ending in 2009 with a maximum financial exposure of $0.3 million for the term of the guarantee.

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

For the period April 1, 2005, through September 30, 2007, MGE has estimated net benefits under this agreement of $2.4 million. This amount has been deferred and is included in regulatory liabilities on the consolidated balance sheets of MGE and MGE Energy at September 30, 2007, reflecting MGE's obligation to refund this benefit to its customers. This amount will be provided to customers via a reduction to electric rates during 2008. As of September 30, 2007, MGE has received $2.3 million in cash proceeds as a result of this arrangement.

I.

MISO Charges.

As a participant of the MISO market, MGE is subject to certain MISO imposed user charges. One such charge is the Revenue Sufficiency Guarantee Charge (RSG). RSG is a mechanism designed to ensure that a generator, which has been instructed by MISO to run, recovers certain production costs. The cost of RSG is socialized amongst all MISO participants.

During the quarter ended June 30, 2007, a consensus was achieved regarding clarifications and revisions proposed by MISO on the computation of real-time RSG. Such clarifications have been retroactively applied to April 1, 2005. As of September 30, 2007, MGE has paid MISO $0.6 million and received $0.8 million in make-whole payments for revised RSG charges relating to 51% of the days from April 2005 through December 2006. MGE estimates that RSG charges under this revised computation for the remaining unsettled days will be a net expense of $0.5 million. This amount has been accrued at September 30, 2007. The resettlement process has resulted in a net decrease in purchased power expense for the three months ended September 30, 2007 of $0.6 million and a $0.3 million increase to purchased power expense for the nine months ended September 30, 2007.

j.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of September 30, 2007, MGE has a total of $1.3 million accrued in the financial statements for such matters. The ultimate outcome of such matters are uncertain and may have an adverse effect on MGE's results of operations or cash flows.

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

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. At September 30, 2007, MGE estimates that 36 union and 10 nonunion employees will receive the involuntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. The entire $0.9 million in benefits for the union employees will be paid as a lump sum payment in December 2011. The nonunion benefits will be paid as follows: $0.2 million will be paid out in 2008, $0.2 million in 2010, and $0.5 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the affected IBEW employees may elect to retire early and receive supplemental retirement benefits. These benefits are deemed to be voluntary termination benefits and have been excluded from the table below. See Footnote 9 for further discussion of these benefits and the related accounting. As of September 30, 2007, MGE estimates that 11 employees will elect to receive the early retirement benefits.

MGE anticipates that it will be allowed to recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2006, through September 30, 2007:

(In thousands)
Balance at December 31, 2006	$202
Additional expense during the period*	328
Cash payments during the period	-
Balance, September 30, 2007	$530

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

13.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to interest rates, commodity prices, and gas margin. MGE evaluates its derivative contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts in which this exclusion can not be applied, SFAS 133 requires MGE Energy and MGE to recognize such derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and depending on the type of hedge transaction.

If the derivative qualifies for regulatory deferral subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability.

During 2007 and 2006, MGE's gas and electric segments purchased and sold exchange traded and over-the-counter options, swaps, and futures. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE has been awarded FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. At September 30, 2007, the cost of these instruments exceeded their net market value by $1.2 million.

Under the PGA clause and electric fuel rules, MGE may include in costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized gain is deferred on the balance sheet as a regulatory liability. All of the instruments outstanding as of September 30, 2007, will expire in 12 months or less. Accordingly, the fair value of these instruments is reflected as a current regulatory liability and current deferred asset. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected in natural gas purchased, purchased power, or fuel used for electric generation in the delivery month applicable to the instrument.

On September 26, 2007, MGE entered into a non-exchange traded HDD collar. This agreement extends from January 2008 until March 2008 and has a premium of $0.2 million. Under this agreement, MGE is subject to a floor (3,450 HDD) and a ceiling (3,600 HDD), based on forecasted heating degree days during the indicated period. If heating degree days are below the floor, MGE is entitled to receive a payment, and if actual heating degree days exceed the ceiling, MGE is obligated to make a payment. Any payment or receipt is limited to $1.3 million. MGE will account for the HDD collar using the intrinsic value method pursuant to the requirements of EITF 99-2, Accounting for Weather Derivatives.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same period to meet electric energy delivery requirements. This treatment resulted in $43.0 million and $53.7 million reduction to sales for resale and purchased power expense for the three months ended September 30, 2007 and 2006, respectively, and a $121.4 million and $119.2 million reduction to sales for resale and purchased power expense for the nine months ended September 30, 2007 and 2006, respectively.

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

On April 26, 2007, the PSCW approved a $0.00339 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. The fuel surcharge was applied to electric rates as of the date of this order. Pursuant to the provisions of the fuel surcharge, MGE's electric revenues resulting from this surcharge were subject to refund and interest at 11%. On August 31, 2007, MGE received a final decision which reduces the fuel surcharge from $0.00339 per kWh to $0.00242 per kWh. This surcharge was applied to electric rates as of the date of the order. These surcharges resulted in a gross increase to electric rates of $2.9 million and $4.9 million for the three and nine months ended September 30, 2007, respectively. Pursuant to the terms of this decision, MGE is also required to make a refund to customers of $0.00097 per kWh sold from April 26, 2007, to the date of this decision, plus interest at 11%. As of September 30, 2007, MGE expects to refund $1.2 million to customers through electric rates in the fourth quarter of 2007. The total refund due was recorded as an adjustment to other electric revenues for the nine months ended September 30, 2007. The obligation due to customers is reflected on MGE and MGE Energy's September 30, 2007, balance sheet as a current regulatory liability.

As a result of a decrease in electric fuel costs during the nine months ended September 30, 2006, and the twelve months ended December 31, 2006, as compared to those in its latest rate order, MGE recorded a $16.5 million and $19.1 million reduction to other electric revenues, respectively. This reduction to other electric revenues reflected MGE's estimated obligation under the interim fuel credit and subject to refund provision implemented by the PSCW during 2006. During the year ended December 31, 2006, $16.8 million had been credited to electric customers. An additional $2.4 million was applied to customers' accounts in April 2007.

16.

New Accounting Pronouncements and Legislation.

a.

SFAS 157.

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact that SFAS 157 may have on their financial statements and disclosures.

b.

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

c.

Pension Protection Act.

See Footnote 9 for discussion of this pronouncement.

d.

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

The following tables show segment information for MGE Energy's operation for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended Sept. 30, 2007
Operating revenues	$98,435	$16,588	$1,300	$ -	$ -	$ -	$116,323
Interdepartmental revenues	193	6,764	3,714	-	-	(10,671)	-
Total operating revenues (loss)	98,628	23,352	5,014	-	-	(10,671)	116,323
Depreciation and amortization	(5,230)	(2,127)	(620)	-	-	-	(7,977)
Other operating expenses	(69,448)	(23,690)	(26)	-	(118)	10,671	(82,611)
Operating income (loss)	23,950	(2,465)	4,368	-	(118)	-	25,735
Other income (loss)	801	16	-	1,537	(2)	-	2,352
Interest (expense) income, net	(2,534)	(809)	(611)	-	712	-	(3,242)
Income (loss) before taxes	22,217	(3,258)	3,757	1,537	592	-	24,845
Income tax (provision) benefit	(8,138)	1,192	(1,508)	(617)	(238)	-	(9,309)
Net income (loss)	$ 14,079	$ (2,066)	$2,249	$ 920	$354	$ -	$ 15,536

Three months ended Sept. 30, 2006
Operating revenues	$93,101	$16,694	$ 834	$ -	$ -	$ -	$110,629
Interdepartmental revenues	150	6,403	3,804	-	-	(10,357)	-
Total operating revenues (loss)	93,251	23,097	4,638	-	-	(10,357)	110,629
Depreciation and amortization	(5,093)	(2,103)	(692)	-	-	-	(7,888)
Other operating expenses	(66,467)	(23,687)	(34)	(1)	(151)	10,357	(79,983)
Operating income (loss)	21,691	(2,693)	3,912	(1)	(151)	-	22,758
Other income	177	107	-	1,341	-	-	1,625
Interest (expense) income, net	(2,551)	(719)	(572)	-	310	-	(3,532)
Income (loss) before taxes	19,317	(3,305)	3,340	1,340	159	-	20,851
Income tax (provision) benefit	(7,634)	1,386	(1,296)	(539)	(65)	-	(8,148)
Net income (loss)	$ 11,683	$ (1,919)	$ 2,044	$ 801	$ 94	$ -	$ 12,703

MGE Energy (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Nine months ended Sept. 30, 2007
Operating revenues	$256,146	$134,728	$3,880	$ -	$ -	$ -	$394,754
Interdepartmental revenues	392	17,772	11,141	-	-	(29,305)	-
Total operating revenues (loss)	256,538	152,500	15,021	-	-	(29,305)	394,754
Depreciation and amortization	(15,701)	(6,364)	(1,992)	-	-	-	(24,057)
Other operating expenses	(198,418)	(137,079)	(81)	(2)	(331)	29,305	(306,606)
Operating income (loss)	42,419	9,057	12,948	(2)	(331)	-	64,091
Other income (loss)	1,149	(240)	-	4,495	8	-	5,412
Interest (expense) income, net	(7,457)	(2,197)	(1,878)	-	1,575	-	(9,957)
Income before taxes	36,111	6,620	11,070	4,493	1,252	-	59,546
Income tax provision	(12,484)	(2,503)	(4,443)	(1,804)	(508)	-	(21,742)
Net income	$ 23,627	$ 4,117	$ 6,627	$ 2,689	$ 744	$ -	$ 37,804

Nine months ended Sept. 30, 2006
Operating revenues	$241,095	$125,161	$ 2,679	$ -	$ -	$ -	$ 368,935
Interdepartmental revenues	395	14,208	11,277	-	-	(25,880)	-
Total operating revenues (loss)	241,490	139,369	13,956	-	-	(25,880)	368,935
Depreciation and amortization	(15,112)	(6,243)	(2,058)	-	-	-	(23,413)
Other operating expenses	(187,511)	(125,925)	(114)	(5)	(391)	25,880	(288,066)
Operating income (loss)	38,867	7,201	11,784	(5)	(391)	-	57,456
Other income	555	150	-	3,954	3	-	4,662
Interest (expense) income, net	(7,641)	(2,155)	(2,012)	-	578	-	(11,230)
Income before taxes	31,781	5,196	9,772	3,949	190	-	50,888
Income tax provision	(12,177)	(1,893)	(3,878)	(1,587)	(83)	-	(19,618)
Net income	$ 19,604	$ 3,303	$ 5,894	$ 2,362	$ 107	$ -	$ 31,270

The following tables show segment information for MGE's operation for the indicated periods:

MGE (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended Sept. 30, 2007
Operating revenues	$ 98,435	$ 16,588	$ 1,300	$ -	$ -	$116,323
Interdepartmental revenues	193	6,764	3,714	-	(10,671)	-
Total operating revenues (loss)	98,628	23,352	5,014	-	(10,671)	116,323
Depreciation and amortization	(5,230)	(2,127)	(620)	-	-	(7,977)
Other operating expenses*	(77,595)	(22,226)	(1,534)	-	10,671	(90,684)
Operating income (loss)*	15,803	(1,001)	2,860	-	-	17,662
Other income (loss)*	810	(256)	-	920	-	1,474
Interest expense, net	(2,534)	(809)	(611)	-	-	(3,954)
Income (loss) before minority interest	14,079	(2,066)	2,249	920	-	15,182
Minority interest, net of tax	-	-	-	-	(2,909)	(2,909)
Net income (loss)	$ 14,079	$ (2,066)	$ 2,249	$920	$ (2,909)	$ 12,273

Three months ended Sept. 30, 2006
Operating revenues	$ 93,101	$ 16,694	$ 834	$ -	$ -	$ 110,629
Interdepartmental revenues	150	6,403	3,804	-	(10,357)	-
Total operating revenues (loss)	93,251	23,097	4,638	-	(10,357)	110,629
Depreciation and amortization	(5,093)	(2,103)	(692)	-	-	(7,888)
Other operating expenses*	(74,003)	(22,272)	(1,330)	(1)	10,357	(87,249)
Operating income (loss)*	14,155	(1,278)	2,616	(1)	-	15,492
Other income*	79	78	-	802	-	959
Interest expense, net	(2,551)	(719)	(572)	-	-	(3,842)
Income (loss) before minority interest	11,683	(1,919)	2,044	801	-	12,609
Minority interest, net of tax	-	-	-	-	(2,352)	(2,352)
Net income (loss)	$ 11,683	$ (1,919)	$ 2,044	$ 801	$ (2,352)	$ 10,257

MGE (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Nine months ended Sept. 30, 2007
Operating revenues	$ 256,146	$ 134,728	$ 3,880	$ -	$ -	$ 394,754
Interdepartmental revenues	392	17,772	11,141	-	(29,305)	-
Total operating revenues (loss)	256,538	152,500	15,021	-	(29,305)	394,754
Depreciation and amortization	(15,701)	(6,364)	(1,992)	-	-	(24,057)
Other operating expenses*	(210,879)	(139,438)	(4,524)	(2)	29,305	(325,538)
Operating income (loss)*	29,958	6,698	8,505	(2)	-	45,159
Other income (loss)*	1,126	(384)	-	2,691	-	3,433
Interest expense, net	(7,457)	(2,197)	(1,878)	-	-	(11,532)
Income before minority interest	23,627	4,117	6,627	2,689	-	37,060
Minority interest, net of tax	-	-	-	-	(8,358)	(8,358)
Net income (loss)	$ 23,627	$ 4,117	$ 6,627	$ 2,689	$ (8,358)	$ 28,702

Nine months ended Sept. 30, 2006
Operating revenues	$ 241,095	$125,161	$ 2,679	$ -	$ -	$ 368,935
Interdepartmental revenues	395	14,208	11,277	-	(25,880)	-
Total operating revenues (loss)	241,490	139,369	13,956	-	(25,880)	368,935
Depreciation and amortization	(15,112)	(6,243)	(2,058)	-	-	(23,413)
Other operating expenses*	(199,398)	(127,735)	(3,992)	(5)	25,880	(305,250)
Operating income (loss)*	26,980	5,391	7,906	(5)	-	40,272
Other income (loss)*	265	67	-	2,367	(23)	2,676
Interest expense, net	(7,641)	(2,155)	(2,012)	-	-	(11,808)
Income (loss) before minority interest	19,604	3,303	5,894	2,362	(23)	31,140
Minority interest, net of tax	-	-	-	-	(7,247)	(7,247)
Net income (loss)	$ 19,604	$ 3,303	$ 5,894	$ 2,362	$ (7,270)	$ 23,893

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2007	$ 588,957	$211,709	$14,642	$215,317	$40,415	$325,391	$(346,475)	$1,049,956
December 31, 2006	547,150	228,639	12,270	177,234	38,470	298,261	(319,792)	982,232
Capital Expenditures
Nine months ended September 30, 2007	53,321	8,623	-	40,632	-	-	-	102,576
Year ended December 31, 2006	50,604	10,206	-	31,765	-	-	-	92,575

(In thousands) MGE	Electric	Gas	Assets not Allocated	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2007	$588,957	$211,709	$14,642	$215,067	$40,415	$(14,250)	$1,056,540
December 31, 2006	547,150	228,639	12,270	176,984	38,470	(12,983)	990,530
Capital Expenditures:
Nine months ended September 30, 2007	53,321	8,623	-	40,632	-	-	102,576
Year ended December 31, 2006	50,604	10,206	-	31,765	-	-	92,575

MGE Energy asset consolidation/elimination entries at September 30, 2007, include the following:

(In thousands)	September 30, 2007
Parent investment in affiliate subsidiaries	$313,960
Affiliate receivables related to WCCF	16,548
Affiliate receivables related to Elm Road	1,045
Elimination of deferred charges related to WCCF	9,152
Elimination of deferred charges related to Elm Road	3,569
Misc. affiliate receivables and other	2,201
Total MGE Energy asset consolidation/elimination entries	$346,475

MGE asset consolidation/elimination entries at September 30, 2007, include the following:

(In thousands)	September 30, 2007
Elimination of deferred charges related to WCCF	$9,152
Elimination of deferred charges related to Elm Road	3,569
Affiliate receivables related to Elm Road	1,003
Misc. affiliate receivables and other	526
Total MGE asset consolidation/elimination entries	$14,250

18.

Subsequent Events - MGE Energy and MGE.

a.

Fuel Refund.

Pursuant to the authorizing PSCW order, electric revenues resulting from the April 26, 2007, surcharge are subject to refund and interest at 11%. On October 6, 2007, a refund of $1.3 million was applied to customers' accounts.

b.

Purchase Power Agreement.

On October 15, 2007, MGE signed a 10-year purchase power agreement which provides MGE with firm capacity, energy, and a pro-rata share of the counterparty's rights to renewable attributes beginning on June 1, 2012 and ending on May 31, 2022 (the "base term"). This agreement obligates MGE to purchase a minimum of 50 MW of capacity each year and a fixed amount of energy. Pursuant to the terms of this agreement, MGE has the option to extend the ten year term and/or purchase additional energy and capacity during the base term. MGE has not exercised either of these options at this time.

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

Three Months Ended September 30, 2007 and 2006

Executive Summary - MGE Energy and MGE

For the three months ended September 30, 2007, MGE Energy's earnings were $15.5 million or $0.71 per share compared to $12.7 million or $0.62 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2007, were $12.3 million compared to $10.3 million for the same period in the prior year.

During the three month period ended September 30, 2007, our utility operations experienced an increase in electric revenues of $5.3 million. This increase is primarily attributable to an increase in sales volumes and sales for resale. Additionally, the electric rates for the three months ended September 30, 2007, are higher than those for the same period in the prior year, when the fuel credit and refund in effect during the three months ended September 30, 2006, are considered (captured in the other electric revenues account). As a result of lower actual fuel costs during the three months ended September 30, 2006, than those costs provided in the most recent order, the PSCW issued an interim order implementing a $0.00454 per kWh fuel credit. Additionally, the PSCW stated that MGE's electric rates set in the final order were subject to refund, together with interest, pending a full review of MGE's 2006 actual electric fuel costs. As a result of these actions, MGE recognized an obligation to make refunds to its customers by recording a $6.5 million gross reduction to other electric revenues during the three months ended September 30, 2006.

For the three months ended September 30, 2007, fuel used for electric generation increased $1.3 million or 8.2% compared to the three months ended September 30, 2006. This increase is attributable to an increase in the volume of internal generation and an increase in the per-unit cost of fuel. During this same period, purchased power expense decreased by $0.2 million or 0.9%. This decrease is attributable to a decrease in the per-unit cost, slightly offset by an increase in volumes.

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This fuel surcharge was applied to electric rates as of the date of this order until August 31, 2007. For the three months ended September 30, 2007, this surcharge resulted in a $2.2 million increase to electric rates. However, pursuant to the provisions of the order, MGE's electric revenues resulting from this surcharge are subject to refund and interest at 11%. During the three months ended September 30, 2007, MGE recorded a $0.7 million adjustment to other electric revenue to account for the refund provision. On August 31, 2007, MGE received a final decision from the PSCW which reduced the fuel surcharge to $0.00242 per kWh. This fuel surcharge went into place on the date of the order and is expected to remain in place until December 31, 2007. This surcharge resulted in a $0.7 million increase in electric revenue for the quarter ended September 30, 2007.

During the three months ended September 30, 2007, gas revenues decreased $0.1 million and natural gas purchased decreased $0.4 million. These decreases are a result of decreases in volumes slightly offset by an increase in the per therm cost of natural gas.

Nonregulated revenues for the three months ended September 30, 2007, were $1.3 million compared to $0.8 million for the same period in the prior year. These revenues primarily represent carrying costs earned by MGE Power West Campus and MGE Power Elm Road.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$34,382	$32,935	4.4%	242,172	236,025	2.6%
Commercial	52,316	49,437	5.8%	520,609	502,051	3.7%
Industrial	4,312	4,555	(5.3)%	66,779	70,982	(5.9)%
Other - retail/municipal	7,763	7,663	1.3%	105,798	107,351	(1.4)%
Total retail	98,773	94,590	4.4%	935,358	916,409	2.1%
Sales for resale	2,012	1,387	45.1%	24,477	14,976	63.4%
Other revenues (deductions)	(2,350)	(2,876)	18.3%	-	-	-
Total	$98,435	$93,101	5.7%	959,835	931,385	3.1%
Cooling degree days (normal 455)				532	476	11.8%

Electric operating revenues increased $5.3 million or 5.7% for the three months ended September 30, 2007, due to the following:

(In millions)	Three Months Ended September 30, 2007
Rate changes	$2.2
Volume	2.0
Sales for resale	0.6
Other revenues	0.5
Total	$5.3

•

Rates changes. Rates charged to retail customers for the three months ended September 30, 2007, were 2.3% or $2.2 million higher than those charged during the same period in the prior year. On May 25, 2006, the PSCW approved a fuel credit to reduce 2006 electric rates by $0.00454 per kWh and stated that electric rates set in the final 2006 order are subject to refund. As a result of these provisions, a $4.5 million credit was applied to customers' bills during the three months ended September 30, 2006.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order was expected to result in a net 0.15% decrease, on average, in retail electric rates for 2007 when compared to those in place for the year ended December 31, 2006 (assuming the 2006 fuel credit was in place for the entire year). Electric rates from April 26 to August 31, 2007, were subsequently increased from those presented in this order as a result of a $0.00339 per kWh fuel surcharge approved by the PSCW. This surcharge resulted in a $2.2 million increase to electric rates charged to customers during the three months ended September 30, 2007. On August 31, 2007, MGE received a final decision from the PSCW which reduced the fuel surcharge to $0.00242 per kWh. This fuel surcharge went into place on the date of the order and is expected to remain in place until December 31, 2007. This surcharge resulted in a $0.7 million increase in electric rates for the quarter ended September 30, 2007.

•

Volume. During the three months ended September 30, 2007, there was a 2.1% increase in total retail sales volumes when compared to the same period in the prior year. This increase represents increased usage by residential and commercial customers, slightly offset by a decline in usage by industrial and other-retail/municipal customers.

•

Sales for resale. For the three months ended September 30, 2007, sales for resale increased $0.6 million when compared to the same period in the prior year. Sales for resale include transactions conducted on the PJM and Midwest ISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $43.0 million and $53.7 million adjustment to sales for resale and purchased power expense for the three months ended September 30, 2007 and 2006, respectively. The increase in sales for resale is largely attributable to a change in the relationship between the cost of purchased power and the cost to internally generate.

•

Other revenues. Other electric revenues increased $0.5 million for the three months ended September 30, 2007, compared to the same period in the prior year.

To account for the subject to refund provisions implemented by the PSCW on April 26, 2007, during the three months ended September 30, 2007, MGE recognized an obligation to make refunds to customers by recording a $0.7 million reduction to other electric revenues. See Footnote 15 for more information.

To account for the effects of a interim fuel credit and refund, during the three months ended September 30, 2006, MGE recognized an obligation to make refunds to customers by recording a $6.5 million reduction to other electric revenues. $4.5 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates during the three month period.

During the three months ended September 30, 2007 and 2006, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. MGE recorded a $2.1 million and $1.3 million reduction, respectively to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

Other miscellaneous electric revenues for the three months ended September 30, 2007, remained consistent between the two periods.

Electric fuel and purchased power

The expense for fuel used for electric generation increased $1.3 million or 8.2% during the three months ended September 30, 2007, compared to the same period in the prior year. This increase is due to additional internal generation ($0.8 million) and a increase in fuel costs between the two periods ($0.5 million).  Included in the aforementioned increase is a $0.6 million adjustment to fuel inventory recorded during the three months ended September 30, 2007.

Purchased power expense decreased by $0.2 million or 0.9% during the three months ended September 30, 2007, compared to the same period in the prior year. This decrease in expense reflects a $0.6 million or 2.7% decrease in the per unit cost of purchased power, slightly offset by a $0.4 million or 1.8% increase in the volume of power purchased. One of the factors contributing to the lower per unit cost is a $0.6 million reduction to expense as a result of the benefit received from the MISO imposed Revenue Sufficiency Guarantee revised calculation. See Footnote 11 for additional information.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $43.0 million and $53.7 million adjustment to purchase power expense for the three months ended September 30, 2007 and 2006, respectively.

Electric operating expenses

Electric operating expenses increased $0.9 million during the three months ended September 30, 2007, compared to the same period in 2006. The following changes contributed to the net change for 2007:

(In millions)	Three Months Ended Sept. 30, 2007
Increased production costs	$0.4
Increased transmission costs	0.2
Increased other general and administrative expenses	0.3
Total	$0.9

Electric maintenance expense

For the three months ended September 30, 2007, electric maintenance expense increased $0.8 million, when compared to the same period in the prior year. This increase is attributable to increases in production maintenance ($0.4 million) and distribution maintenance projects ($0.4 million).

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.1 million for the three months ended September 30, 2007, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
	Three Months Ended September 30,			Three Months Ended September 30,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$8,634	$8,695	(0.7)%	5,702	5,874	(2.9)%
Commercial/industrial	6,965	7,335	(5.0)%	7,815	8,416	(7.1)%
Total retail	15,599	16,030	(2.7)%	13,517	14,290	(5.4)%
Gas transportation	494	474	4.2%	6,290	5,857	7.4%
Other revenues	495	190	160.5%	-	-	-
Total	$16,588	$16,694	(0.6)%	19,807	20,147	(1.7)%
Heating degree days (normal 192)				125	219	(42.9)%

Gas revenues decreased $0.1 million or 0.6% for the three months ended September 30, 2007. These changes are related to the following factors:

(In millions)	Three Months Ended Sept. 30, 2007
Gas costs/rates	$0.5
Gas deliveries	(0.9)
Transportation and other effects	0.3
Total	$(0.1)
Average rate per therm of retail customers	$1.15

•

Gas costs/rates. The average retail rate per therm for the three months ended September 30, 2007, increased 2.9% compared to the same period in 2006. This increase is primarily a result of higher natural gas costs.

•

Retail gas deliveries. The 5.4% decrease in retail gas deliveries for the three months ended September 30, 2007, was attributable to a decrease in the heating degree days between the periods.

•

Transportation and other revenues. Transportation and other revenues increased a total of $0.3 million due to an increase in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the three months ended September 30, 2007 and 2006, shareholders received the benefit of $0.5 million and $0.1 million from capacity release revenues and commodity savings under the GCIM, respectively.

Natural gas purchased

For the three months ended September 30, 2007, natural gas purchased decreased by $0.4 million. The decrease in the natural gas purchased was the result of a 5.2% decrease ($0.5 million) in the volume of gas purchased, offset slightly by a 1.1% increase in the cost per therm of natural gas ($0.1 million).

Gas operating expenses

Gas operating expenses remained consistent for the three months ended September 30, 2007, compared to the same period a year ago. The following changes were offsetting:

(In millions)	Three Months Ended Sept. 30, 2007
Increased distribution costs	$0.2
Decreased general and administrative costs	(0.2)
Total	$0.0

Gas maintenance expense

Gas maintenance expenses increased by $0.1 million for the three months ended September 30, 2007, compared to the same period in the prior year. This increase relates to an increase in distribution maintenance projects.

Gas depreciation expense

Gas depreciation expense remained consistent for the three months ended September 30, 2007, and the three months ended September 30, 2006.

Other Income (Loss)

During the three months ended September 30, 2007, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity, $0.2 million from equity earnings in miscellaneous investments, and a $0.2 million gain on the sale of investments. This income was offset by $0.1 million in miscellaneous expenses.

For the three months ended September 30, 2006, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity and $0.4 million in equity earnings in miscellaneous investments. This income was offset by $0.2 million in miscellaneous expenses.

Interest Expense

For the three months ended September 30, 2007, total interest expense for the electric and gas segments increased $0.1 million when compared to the same period in the prior year. This increase is primarily due to an increase in interest expense on long-term debt partially offset by higher AFUDC-debt and a decrease in interest expense on commercial paper. For the three months ended September 30, 2007, interest expense on long-term debt increased $0.4 million. This increase relates primarily to interest incurred on the 5.25% Medium Term Notes, issued on December 29, 2006 ($0.4 million). The increase in interest expense on long-term debt was partially offset by a reduction in interest on commercial paper ($0.1 million) and a increase in AFUDC-debt ($0.2 million).

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.4 million for the three months ended September 30, 2007, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations from the three months ended September 30, 2007 and 2006, include $3.7 million and $3.8 million, respectively in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the three months ended September 30, 2007 and 2006, MGE Power West Campus recognized $0.3 million related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $52.8 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the three months ended September 30, 2007 and 2006, MGE Power Elm Road recognized $1.0 million and $0.5 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the three months ended September 30, 2007, other operations and maintenance expense for the nonregulated energy segment remained consistent with that experienced in the prior year.

Nonregulated energy depreciation expense

Depreciation expense in the nonregulated energy segment consists of depreciation on the WCCF. Depreciation expense for the three months ended September 30, 2007 and 2006, was $0.6 million and $0.7 million, respectively.

Nonregulated energy interest expense, net

For the three months ended September 30, 2007 and 2006, interest expense, net at the nonregulated energy operations segment was $0.6 million. Interest expense at the nonregulated energy segment for the three months ended September 30, 2007 and 2006, includes $0.7 million in interest expense incurred on $50 million of long-term borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended September 30, 2007 and 2006, MGE Power Elm Road was charged $1.1 million and $0.5 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $1.1 million and $0.5 million, respectively, in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road project.

During the three months ended September 30, 2007 and 2006, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2007 and 2006, other income at the transmission investment segment was $1.5 million and $1.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other nonregulated revenues

During the three months ended September 30, 2007 and 2006, the all other segment did not generate any revenues.

All other operations and maintenance expense

All other operations and maintenance expense for the three months ended September 30, 2007 and 2006, were $0.1 million and $0.2 million, respectively. This amount is primarily comprised of general and administrative expenses at corporate.

All other interest income (expense)

All other interest income, net for the three months ended September 30, 2007 and 2006, was $0.7 million and $0.3 million, respectively. Interest income for the three months ended September 30, 2007, represents $1.1 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.4 million in interest expense on short term debt. Interest income for the three months ended September 30, 2006, represents $0.5 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.2 million in interest expense on long-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy other general taxes increased $0.2 million or 4.3% for the three months ended September 30, 2007, when compared to the same period in the prior year. This change represents an increase in MGE's license fee tax and an increase in MGE's payroll taxes.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 37.5% for the three months ended September 30, 2007, compared to 39.1% for the same period in 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when it adopted the FERC Uniform System of Accounts. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

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

Minority Interest, Net of Tax

For the three months ended September 30, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.2 million and $0.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax for its interest in MGE Transco.

For the three months ended September 30, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.4 million, net of tax, for its interest in MGE Power West Campus, MGE Power Elm Road, and MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Nine Months Ended September 30, 2007 and 2006

Executive Summary - MGE Energy and MGE

For the nine months ended September 30, 2007, MGE Energy's earnings were $37.8 million or $1.77 per share compared to $31.3 million or $1.53 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2007, were $28.7 million compared to $23.9 million for the same period in the prior year.

During the nine month period ended September 30, 2007, our utility operations experienced an increase in electric revenues of $15.1 million. This increase is primarily attributable to an increase in sales volumes and sales for resale. Additionally, the electric rates for the nine months ended September 30, 2007, are higher than those for the same period in the prior year, when the fuel credit and refund in effect during the nine months ended September 30, 2006, are considered (captured in the other electric revenues account). As a result of lower actual fuel costs during the nine months ended September 30, 2006, than those costs provided in the applicable rate order, the PSCW issued an interim order implementing a $0.00454 per kWh fuel credit. Additionally, the PSCW stated that MGE's electric rates set in the final order were subject to refund, together with interest, pending a full review of MGE's 2006 actual electric fuel costs. As a result of these actions, MGE recognized an obligation to make refunds to its customers by recording a $16.5 million gross reduction to other electric revenues during the nine months ended September 30, 2006.

For the nine months ended September 30, 2007, fuel used for electric generation increased $8.1 million or 22.6% compared to the nine months ended September 30, 2006. This increase is attributable to an increase in the volume of internal generation and an increase in the per-unit cost of fuel. During this same period, purchased power expense decreased by $0.8 million or 1.3%. This decrease is attributable to a lower volume of power purchased, partially offset by a higher per-unit cost for purchased energy.

On April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. The fuel surcharge was applied to electric rates as of the date of this order. For the nine months ended September 30, 2007, this surcharge resulted in a $4.2 million total gross increase to electric rates. On August 31, 2007, MGE received a final decision from the PSCW which reduced the fuel surcharge to $0.00242 per kWh. This fuel surcharge went into place on the date of the order and is expected to remain in place until December 31, 2007. This surcharge resulted in a $0.7 million increase in electric revenue for the nine months ended September 30, 2007. Pursuant to the provisions of the April 26, 2007 surcharge order, MGE's electric revenues resulting from this surcharge were subject to refund and interest at 11%. During the nine months ended September 30, 2007, MGE recorded a $1.2 million adjustment to other electric revenue to account for the refund provision. This refund amount was applied to customers' accounts on October 5, 2007.

During the nine months ended September 30, 2007, gas revenues increased $9.6 million. This increase is a result of increases in sales volumes, partially offset by a decline in the costs of gas and a decrease in other gas revenues. During this period, natural gas purchased increased $7.8 million as a result of a increase in volumes, offset by a decrease in the per therm cost.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$ 86,839	$ 84,976	2.2%	635,438	614,660	3.4%
Commercial	133,014	130,540	1.9%	1,403,075	1,352,437	3.7%
Industrial	13,765	14,468	(4.9)%	213,160	217,327	(1.9)%
Other - retail/municipal	20,499	20,744	(1.2)%	288,684	283,167	1.9%
Total retail	254,117	250,728	1.4%	2,540,357	2,467,591	2.9%
Sales for resale	5,983	3,202	86.9%	75,764	39,130	93.6%
Other revenues (deductions)	(3,954)	(12,835)	69.2%	-	-	-
Total	$256,146	$241,095	6.2%	2,616,121	2,506,721	4.4%
Cooling degree days (normal 636)				743	631	17.7%

Electric operating revenues increased $15.1 million or 6.2% for the nine months ended September 30, 2007, due to the following:

(In millions)	Nine Months Ended Sept. 30, 2007
Rate changes	$(3.9)
Volume	7.3
Sales for resale	2.8
Other revenues	8.9
Total	$15.1

•

Rates changes. Rates charged to retail customers for the nine months ended September 30, 2007, were 1.6% or $3.9 million lower than those charged during the same period in the prior year.

On May 25, 2006, the PSCW approved a fuel credit to reduce 2006 electric rates by $0.00454 per kWh and stated that electric rates set in the final 2006 order are subject to refund. As a result of these provisions, customers' bills were credited $6.1 million during the nine months ended September 30, 2006. Additionally, on April 24, 2007, when the PSCW completed their audit of 2006 electric fuel costs and issued a final order, $2.4 million (related to 2006 fuel costs) was applied to customers' accounts.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order was expected to result in a net 0.15% decrease, on average, in retail electric rates for 2007 when compared to those in place for the year ended December 31, 2006 (assuming the 2006 fuel credit was in place for the entire year). Electric rates were subsequently increased from those presented in this order as a result of a $0.00339 per kWh fuel surcharge approved by the PSCW and in effect from April 26, 2007, to August 31, 2007, and a $0.00242 per kWh fuel surcharge approved by the PSCW and in effect from August 31, 2007, to September 30, 2007. These surcharges resulted in a $4.9 million increase to electric rates charged to customers during the nine months ended September 30, 2007.

•

Volume. During the nine months ended September 30, 2007, there was a 2.9% increase in total retail sales volumes when compared to the same period in the prior year. This increase represents increased usage by residential, commercial, and other-retail/municipal customers.

•

Sales for resale. For the nine months ended September 30, 2007, sales for resale increased $2.8 million when compared to the same period in the prior year. Sales for resale include transactions conducted on the PJM and Midwest ISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

MGE has recorded transactions on the MISO and PJM market, in which it is buying and selling power within the same period to meet its electric energy delivery requirements, on a net basis resulting in a $121.4 million and $119.2 million adjustment to sales for resale and purchased power expense for the nine months ended September 30, 2007 and 2006, respectively. The increase in sales for resale is largely attributable to a change in the relationship between the cost of purchased power and the cost to internally generate.

•

Other revenues. Other electric revenues increased $8.9 million for the nine months ended September 30, 2007, compared to the same period in the prior year. To account for the effects of the fuel credit and refund described above under "Rates", during the nine months ended September 30, 2006, MGE recognized an obligation to make refunds to its customers by recording a $16.5 million reduction to other electric revenues. $6.1 million of this amount was subsequently reversed as the amount was provided to customers via reduced rates during the nine month period.

During the nine months ended September 30, 2007, MGE recorded a $2.4 million upward adjustment to other electric revenues to negate the impact on overall electric revenues for the 2006 fuel refund provided to customers in April 2007. Note that this refund was accrued in revenues during the twelve months ended December 31, 2006, and was returned to customers via a reduction in rates in April 2007. See "Rates" discussion for more information on this refund

Additionally, to account for the subject to refund provisions implemented by the PSCW on April 26, 2007, during the nine months ended September 30, 2007, MGE recognized an obligation to make refunds to its customers by recording a $1.2 million reduction to other electric revenues. See Footnote 15 for additional discussion of the fuel surcharge.

During the nine months ended September 30, 2007 and 2006, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. MGE recorded a $6.1 million and $3.9 million reduction, respectively to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

For the nine months ended September 30, 2007, MGE also experienced a $0.5 million decrease in other miscellaneous electric revenues.

Electric fuel and purchased power

The expense for fuel used for electric generation increased $8.1 million or 22.6% during the nine months ended September 30, 2007, compared to the same period in the prior year. This increase is due to a increase in internal generation ($6.1 million) and an increase in fuel costs between the two periods ($2.0 million).  Included in this increase is a $0.6 million adjustment to fuel inventory recorded during the nine months ended September 30, 2007.

Purchased power expense decreased by $0.8 million or 1.3% during the nine months ended September 30, 2007, compared to the same period in the prior year. This decrease in expense reflects a $5.8 million or 8.6% decrease in the volume of power purchased, partially offset by a $5.0 million or 8.0% increase in the per-unit cost of purchased energy. One of the factors contributing to the higher per unit cost is a $0.3 million additional MISO imposed Revenue Sufficiency Guarantee charge. See Footnote 11 for additional information.

As a result of increased fuel and purchased power expenses from those in the latest order, on April 26, 2007, the PSCW approved a $0.00339 per kWh fuel surcharge. On August 31, 2007, MGE received a final decision from the PSCW which reduced the fuel surcharge to $0.00242 per kWh. This fuel surcharge went into place on the date of the order and is expected to remain in place until December 31, 2007.

MGE has recorded transactions on the PJM and MISO markets in which it is buying and selling power within the same period to meet its electric energy delivery requirements on a net basis. This treatment resulted in a $121.4 million and $119.2 million adjustment to purchase power expense for the nine months ended September 30, 2007 and 2006, respectively.

Electric operating expenses

Electric operating expenses increased $2.4 million during the nine months ended Septmeber 30, 2007, compared to the same period in 2006. The following changes contributed to the net change for 2007:

(In millions)	Nine Months Ended Sept. 30, 2007
Increased production costs	$1.3
Decreased rent expense (a)	(0.1)
Increased distribution costs	0.2
Increased transmission costs	0.6
Increased general and administrative costs	0.4
Total	$2.4

(a)

This decrease relates to the leasing arrangement between MGE and MGE Power West Campus. In accordance with the terms of this leasing arrangement, the electric segment recorded $11.1 million and $11.3 million in rent expense for the nine months ended September 30, 2007 and 2006, respectively. Upon consolidation, this amount is eliminated.

Electric maintenance expense

For the nine months ended September 30, 2007, electric maintenance expense increased $0.4 million, when compared to the same period in the prior year. This increase is largely attributable to a increase in distribution and other general and administrative projects, partially offset by a decrease in production maintenance projects.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.6 million for the nine months ended September 30, 2007, when compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
	Nine Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2007	2006	% Change	2007	2006	% Change
Residential	$ 74,591	$ 69,027	8.1%	61,947	54,795	13.1%
Commercial/industrial	56,395	51,389	9.7%	59,373	51,738	14.8%
Total retail	130,986	120,416	8.8%	121,320	106,533	13.9%
Gas transportation	1,889	1,923	(1.8)%	24,732	26,850	(7.9)%
Other revenues	1,853	2,822	(34.3)%	-	-	-
Total	$134,728	$125,161	7.6%	146,052	133,383	9.5%
Heating degree days (normal 4,505)				4,403	4,085	7.8%

Gas revenues increased $9.6 million or 7.6% for the nine months ended September 30, 2007. These changes are related to the following factors:

(In millions)	Nine Months Ended Sept. 30, 2007
Gas costs/rates	$(5.4)
Gas deliveries	16.0
Transportation and other effects	(1.0)
Total	$9.6
Average rate per therm of retail customers	$1.08

•

Gas costs/rates. The average retail rate per therm for the nine months ended September 30, 2007, decreased 4.5% compared to the same period in 2006. This decrease is primarily a result of lower natural gas costs during the first three months of 2007.

•

Retail gas deliveries. The 13.9% increase in retail gas deliveries for the nine months ended September 30, 2007, was attributable to an increase in heating degree days primarily in the first quarter of 2007.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $1.0 million due to a decrease in income realized under the GCIM and a decrease in other miscellaneous gas revenues during the nine month period.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the nine months ended September 30, 2007 and 2006, shareholders received the benefit of $1.5 million and $2.3 million from capacity release revenues and commodity savings under the GCIM, respectively.

Gas maintenance expense

Gas maintenance expense increased by $0.3 million for the nine months ended September 30, 2007, compared to the same period in the prior year. This increase relates to an increase in distribution and general and administrative maintenance projects.

Gas depreciation expense

Gas depreciation expense increased $0.1 million for the nine months ended September 30, 2007, compared to the same period in the prior year. This increase is due to an increase in gas plant assets.

Other Income (Loss)

During the nine months ended September 30, 2007, the gas and electric segments recognized a total of $1.1 million in AFUDC-equity, $0.1 million in equity earnings from miscellaneous investments, and a $0.4 million gain on the sale of investments. This income was offset by $0.3 million in premium expense for a heating degree collar and $0.4 million in miscellaneous expenses. See Footnote 13 for further discussion of the HDD collar.

For the nine months ended September 30, 2006, the gas and electric segments recognized a total of $0.3 million in AFUDC-equity, $0.2 million in equity earnings, and a $0.6 million gain on a heating degree collar (see Footnote 13 for further discussion). This income was offset partially by a $0.1 million impairment charge and $0.3 million in miscellaneous expenses.

Interest Expense

For the nine months ended September 30, 2007, total interest expense for the electric and gas segments decreased $0.1 million when compared to the same period in the prior year. This change includes an increase in interest income and a shift in the composition of debt. Namely, during the nine months ended September 30, 2007, there was a $0.3 million increase in AFUDC-debt, a $0.2 million increase in other interest income, and a $0.8 million decrease in interest expense on short-term debt, when compared to the same period in the prior year. These decreases in interest expense were partially offset by a $1.2 million increase in interest expense on long-term debt. This increase relates primarily to interest incurred on the 5.25% Medium Term Notes, issued on December 29, 2006 ($1.2 million).

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $1.1 million for the nine months ended September 30, 2007, when compared to the same period in the prior year. These amounts include $11.1 million and $11.3 million, respectively, in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For the nine months ended September 30, 2007 and 2006, MGE Power West Campus recognized $0.8 million and $0.9 million, respectively related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $52.8 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the nine months ended September 30, 2007 and 2006, MGE Power Elm Road recognized $3.1 million and $1.8 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the nine months ended September 30, 2007, other operations and maintenance expense for the nonregulated energy segment remained consistent with that experienced in the prior year.

Nonregulated energy depreciation expense

Depreciation expense in the nonregulated energy segment consists of depreciation on the WCCF. Depreciation expense for the nine months ended September 30, 2007 and 2006, was $2.0 million and $2.1 million, respectively.

Nonregulated energy interest expense, net

For the nine months ended September 30, 2007, interest expense, net at the nonregulated energy operations segment was $1.9 million compared to $2.0 million for the same period in the prior year. Interest expense at the nonregulated energy segment for the nine months ended September 30, 2007 and 2006, includes $2.1 million in interest expense incurred on $50 million of long-term borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the nine months ended September 30, 2007 and 2006, MGE Power Elm Road was charged $2.7 million and $1.3 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road project. This expense is eliminated upon consolidation at MGE Energy only. The interest expense at MGE Power Elm Road is offset by $2.7 million and $1.3 million, respectively, in capitalized interest. Under the provisions of SFAS 34, MGE Power Elm Road is capitalizing interest on the Elm Road project.

During the nine months ended September 30, 2007 and 2006, MGE Power Elm Road recorded $0.2 million and $0.1 million, respectively in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2007 and 2006, other income at the transmission investment segment was $4.5 million and $4.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other nonregulated revenues

During the nine months ended September 30, 2007 and 2006, the all other segment did not generate any revenues.

All other operations and maintenance expense

All other operations and maintenance expense for the nine months ended September 30, 2007 and 2006, were $0.3 million and $0.4 million, respectively. This amount is primarily comprised of general and administrative expenses at corporate.

All other interest income (expense)

All other interest income, net for the nine months ended September 30, 2007 and 2006, was $1.6 million and $0.6 million, respectively. Interest income for the nine months ended September 30, 2007, represents $2.7 million in interdepartmental interest income from MGE Power Elm Road and $0.1 million in miscellaneous interest income, partially offset by $1.2 million in interest expense on short term debt. Interest income for the nine months ended September 30, 2006, represents $1.3 million in interdepartmental interest income from MGE Power Elm Road and $0.1 million in other interest income, partially offset by $0.8 million in interest expense on short term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy other general taxes increased $0.2 million or 2.2% for the nine months ended September 30, 2007, when compared to the same period in the prior year. This change represents an increase in MGE's license fee tax and an increase in MGE's payroll taxes. These increases are slightly offset by a tax refund received for overpayment of license fees in prior years.

Consolidated Income Taxes

MGE Energy's effective income tax rate is 36.5% for the nine months ended September 30, 2007, compared to 38.6% for the same period in 2006. This decrease is primarily attributable to the completion of tax recovery for prior year flow through. The PSCW has allowed rate recovery of deferred taxes on all temporary differences since June 1991 when the FERC Uniform System of Accounts was adopted. Unrecovered deferred taxes in existence at the time of adoption were authorized for rate recovery over 15 years. Recovery of these amounts was completed on December 31, 2006.

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

Minority Interest, Net of Tax - MGE

For the nine months ended September 30, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $6.1 million and $1.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.4 million, net of tax for its interest in MGE Transco. For the nine months ended September 30, 2006, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $7.2 million, net of tax, for its interest in MGE Power West Campus, MGE Power Elm Road, and MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

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

For the period April 1, 2005, through September 30, 2007, MGE has estimated net benefits under this agreement of $2.4 million. This amount has been deferred and is included in regulatory liabilities on the consolidated balance sheets of MGE and MGE Energy at September 30, 2007, reflecting MGE's obligation to refund this benefit to its customers. MGE expects that this amount will be provided to customers via a reduction to electric rates during 2008. As of September 30, 2007, MGE has received $2.3 million in cash proceeds as a result of this arrangement.

Purchase Power Agreements

•

Wind Generation - Purchase Power Agreement

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

•

Purchase Power Agreement

On October 15, 2007, MGE signed a 10-year purchase power agreement which provides MGE with firm capacity, energy, and a pro-rata share of the counterparty's rights to renewable attributes beginning on June 1, 2012 and ending on May 31, 2022 (the "base term"). This agreement obligates MGE to purchase a minimum of 50 MW of capacity each year and a fixed amount of energy. Pursuant to the terms of this agreement, MGE has the option to extend the ten year term and/or purchase additional energy and capacity during the base term. MGE has not exercised either of these options at this time.

Below is a tabular summary providing an update from December 31, 2006, of MGE's long-term commitments for purchase power agreements:

		Payment due within:			Due after
(In thousands)	Total	1 year*	2-3 years	4-5 years	5 years
MGE Energy and MGE:
Purchase Power Agreements	$270,537	$10,630	$18,193	$18,530	$223,184

*Represents total due for the twelve months ended December 31, 2007.

Coal Commitments

In September 2007, We Energies entered into various contracts for the procurement of coal and rail transportation for the Elm Road generating units. MGE is indirectly a party to these agreements as a result of its joint ownership in the Elm Road units. See Footnote 11 for information on MGE's financial obligations under these agreements.

MISO Charges

As a participant of the MISO market, MGE is subject to certain MISO imposed user charges. One such charge is the Revenue Sufficiency Guarantee Charge (RSG). RSG is a mechanism designed to ensure that a generator, which has been instructed by MISO to run, recovers certain production costs. The cost of RSG is socialized amongst all MISO participants.

During the quarter ended June 30, 2007, a consensus was achieved regarding clarifications and revisions proposed by MISO on the computation of real-time RSG. Such clarifications have been retroactively applied to April 1, 2005. As of September 30, 2007, MGE has paid MISO $0.6 million and received $0.8 million in make-whole payments for revised RSG charges relating to 51% of the days from April 2005 through December 2006. MGE estimates that RSG charges under this revised computation for the remaining unsettled days will be a net expense of $0.5 million. This amount has been accrued at September 30, 2007. The resettlement process has resulted in a net decrease in purchased power expense for the three months ended September 30, 2007, of $0.6 million and a $0.3 million increase to purchased power expense for the nine months ended September 30, 2007.

Financing Matters

On September 19, 2007, MGE issued $25 million of 6.247% Medium-Term Notes due September 15, 2037. The notes are unsecured. MGE used the net proceeds from the sale of the Notes to refinance $15 million of its 7.49% Medium-Term Notes which became due on September 20, 2007, and short-term indebtedness. See Footnote 3.d. for further information.

On September 14, 2007, MGE terminated a $25 million swap lock related to the note issuance. On July 20, 2007, MGE had entered into that swap lock to fix a portion of the interest rate related to the note issuance. Under the terms of the swap lock, MGE agreed to pay a fixed rate of 5.813% per annum and receive from the counterparty a floating rate equal to six months U.S. LIBOR (London Interbank Offered Rate). On the termination date, MGE was obligated to make a $1.7 million payment as a result of the difference between these two rates. Of this amount,$1.5 million of the cost has been deferred on the September 30, 2007, balance sheet as a regulatory asset in accordance with the provisions of SFAS 71. This amount is expected to be collected in rates ratably over the term of the debt. The remaining $0.2 million of the cost of this instrument is reflected in MGE and MGE Energy's income statement for the three and nine months ended September 30, 2007.

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

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of September 30, 2007, MGE has a total of $1.3 million accrued in the financial statements for such matters. The ultimate outcome of such matters are uncertain and may have an adverse effect on MGE's results of operations or cash flows.

HDD Collar

On September 26, 2007, MGE entered into a non-exchange traded HDD Collar. This agreement extends from January 2008 until March 2008 and has a premium of $0.2 million. Under this agreement, MGE is subject to a floor (3,450 HDD) and a ceiling (3,600 HDD), based on forecasted heating degree days during the indicated period. If heating degree days are below the floor, MGE is entitled to receive a payment, and if actual heating degree days exceed the ceiling, MGE is obligated to make a payment. Any payment or receipt is limited to $1.3 million. MGE will account for the HDD collar using the intrinsic value method pursuant to the requirements of EITF 99-2, Accounting for Weather Derivatives.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2007. Further discussion of the contractual obligations and commercial commitments is included in Footnote 11 of this filing and in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the nine months ended September 30, 2007 and 2006, respectively:

	MGE Energy		MGE
(In thousands)	2007	2006	2007	2006
Cash provided by/(used for):
Operating activities	$ 68,557	$ 95,336	$ 70,053	$ 92,264
Investing activities	(101,137)	(66,186)	(100,857)	(66,052)
Financing activities	33,712	(30,407)	31,587	(26,458)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities decreased $26.8 million for the nine months ended September 30, 2007, when compared to the same period in the prior year. This decrease is largely attributable to the interim fuel credit and fuel refund in place in the prior year. Namely, MGE billed $10.4 million (net of $6.1 million returned to customers between March 9, 2006, and September 30, 2006) in electric rates, which pursuant to the March 9, 2006, PSCW interim order, was required to be refunded to customers. This credit was accounted for as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the nine months ended September 30, 2006, and was shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE Energy because it was not paid to customers during that period.

During the nine months ended September 30, 2007, MGE billed $1.2 million in electric rates, which pursuant to the April 26, 2007, PSCW interim fuel surcharge order, is required to be refunded to customers. See Footnote 15 for additional discussion of the fuel surcharge. This credit was also accounted for as a reduction to other electric revenues in the consolidated income statement of MGE Energy for the nine months ended September 30, 2007, and is shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE Energy because it was not paid to customers during that period.

During the nine months ended September 30, 2007, MGE Energy recorded $6.1 million in employee benefit expenses compared to $8.6 million for the prior year. This decrease in expense is attributable to an increase in the discount rate used to estimate the expense and a higher asset base due to a higher than expected return on assets during 2006. During the nine months ended September 30, 2007 and 2006, MGE Energy made $5.1 million and $4.4 million, respectively in discretionary contributions to these plans. See Footnote 9 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

MGE Energy recorded $1.1 million in AFUDC-equity funds for the nine months ended September 30, 2007, compared to $0.3 million for the same period in the prior year. This increase is primarily attributable to the construction of the Top of Iowa III wind generation project.

During the nine months ended September 30, 2007, MGE Energy recorded a $2.2 million provision for doubtful accounts. This represents a $0.5 million decrease from the amount recorded during the same period in the prior year. The provision during 2006 was higher due to the atypically high fuel costs experienced in the latter portion of 2005 and the effects these costs had on the composition of the aging.

During the nine months ended September 30, 2007, MGE Energy also recorded a $0.4 million gain on the sale of two equity investments and a $0.6 million adjustment to fuel inventory.

MGE Energy's working capital accounts contributed to $4.2 million in cash provided by operating activities for the nine months ended September 30, 2007, compared to $24.1 million during the same period in the prior year. Inflows from working capital during the nine months ended September 30, 2007, are primarily related to decreased levels of stored natural gas and lower receivables, partially offset by a decrease in payables and lower other short term liabilities. Contributing to the decrease in short term liabilities is a $2.4 million refund provided to customers on April 24, 2007. This amount represents the final refund due to customers as a result of the interim fuel credit and subject to refund provision instituted by the PSCW in 2006. This payment has no impact on net income for the nine months ended September 30, 2007. Included in the September 30, 2006, operating cash flows is the collection of $2.4 million of the retainage receivable from the State under the EPC agreement related to the construction of WCCF. Cash outflows related to other noncurrent items, net were $0.6 million for the nine months ended September 30, 2007, compared to cash inflows of $4.1 million in the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, MGE Energy received $2.3 million in cash proceeds as a result of the Congestion Cost and Line Loss Allocation Services Agreement that they are a party to. See Footnote 11 for further discussion.

For the nine months ended September 30, 2007, MGE Energy recorded $4.5 million in equity earnings from ATC and received $3.3 million in cash dividends from ATC. For the same period in the prior year, MGE Energy recorded $4.0 million in equity earnings from ATC and received $3.0 million in cash dividends from ATC.

MGE

Cash provided by operating activities decreased $22.2 million for the nine months ended September 30, 2007, when compared to the same period in the prior year. This decrease is largely attributable to the interim fuel credit and fuel refund in place in the prior year. Namely, MGE billed $10.4 million (net of $6.1 million returned to customers between March 9, 2006, and September 30, 2006) in electric rates, which pursuant to the March 9, 2006, PSCW interim order, was required to be refunded to customers. This credit was accounted for as a reduction to other electric revenues in the consolidated income statement of MGE for the nine months ended September 30, 2006, and was shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE because it was not paid to customers during that period.

During the nine months ended September 30, 2007, MGE billed $1.2 million in electric rates, which pursuant to the April 26, 2007, PSCW interim fuel surcharge order, is required to be refunded to customers. See Footnote 15 for additional discussion of the fuel surcharge. This credit was also accounted for as a reduction to other electric revenues in the consolidated income statement of MGE for the nine months ended September 30, 2007, and is shown as a non-cash adjustment to net income on the consolidated statement of cash flows of MGE because it was not paid to customers during that period.

MGE recorded $6.1 million in employee benefit expenses compared to $8.6 million for the prior year. This decrease in expense is due to a increase in the discount rate used to estimate the expense and a higher asset base due to a higher than expected return on assets during 2006. During the nine months ended September 30, 2007, and September 30, 2006, MGE made $5.1 million and $4.4 million, respectively in discretionary contributions to these plans. See Footnote 9 for further discussion of MGE's Pension and Other Postretirement Benefits.

MGE recorded $1.1 million in AFUDC-equity funds for the nine months ended September 30, 2007, compared to $0.3 million for the same period in the prior year. This increase is primarily attributable to the construction of the Top of Iowa III wind generation project.

During the nine months ended September 30, 2007, MGE recorded a $2.2 million provision for doubtful accounts. This represents a $0.5 million decrease from the amount recorded during the same period in the prior year. The provision during 2006 was higher due to the atypically high fuel costs experienced in the latter portion of 2005 and the effects these costs had on the composition of the aging.

During the nine months ended September 30, 2007, MGE also recorded a $0.4 million gain on the sale of two equity investments and a $0.6 million adjustment to fuel inventory.

MGE's working capital accounts contributed to $4.9 million in cash provided by operating activities for the nine months ended September 30, 2007, compared to $21.2 million during the same period in the prior year. Inflows from working capital account during the nine months ended September 30, 2007, are primarily related to decreased levels of stored natural gas and lower receivable balances, partially offset by higher payables and lower short term liabilities. Contributing to the decrease in short term liabilities is a $2.4 million refund provided to customers on April 24, 2007. This amount represents the final refund due to customers as a result of the interim fuel credit and subject to refund provision instituted by the PSCW in 2006. This payment has no impact on net income for the nine months ended September 30, 2007. Cash outflows related to other noncurrent items, net were $0.7 million for the nine months ended September 30, 2007, compared to cash inflows of $4.0 million in the nine months ended September 30, 2006.

During the nine months ended September 30, 2007, MGE received $2.3 million in cash proceeds as a result of the Congestion Cost and Line Loss Allocation Services Agreement that they are a party to. See Footnote 11 for further discussion.

For the nine months ended September 30, 2007, MGE recorded $4.5 million in equity earnings from ATC and received $3.3 million in cash dividends from ATC. For the same period in the prior year, MGE recorded $4.0 million in equity earnings from ATC and received $3.0 million in cash dividends from ATC.

Minority interest, net of tax was $8.4 million for the nine months ended September 30, 2007, compared to $7.2 million for the same period in the prior year. This increase primarily relates to an increase in carrying cost revenue recorded by MGE Power Elm Road.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $35.0 million for the nine months ended September 30, 2007, when compared to the same period in the prior year. Capital expenditures for the nine months ended September 30, 2007, were $102.6 million. This amount represents a $42.6 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road ($18.9 million) and $30.3 million in capital expenditures for the Top of Iowa III wind generation project. These increases were partially offset by decreases in capital expenditures related to WCCF ($1.3 million) and a decrease in other utility capital expenditures ($5.3 million).

During the nine months ended September 30, 2007, MGE Energy made $0.1 million in capital contributions to various equity investments. Additionally MGE Energy issued $0.6 million in finance receivables. MGE Energy did not make any cash capital contributions to ATC. However, MGE transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer MGE received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC. During the nine months ended September 30, 2006, MGE Energy made $2.1 million in capital contributions to ATC and other equity investments.

During the nine months ended September 30, 2007, MGE Energy received $0.5 million in cash proceeds from the sale of two equity investments.

During the nine months ended September 30, 2007 and 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.3 million and $0.6 million, respectively, in funds to Elm Road Services, LLC, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash provided by other investing activities was $1.3 million for the nine months ended September 30, 2007, compared to $3.6 million used for other investing activities for the same period in the prior year. Included in this change is a $0.3 million increase in AFUDC-debt as a result of the Top of Iowa III wind generation project.

MGE

MGE's cash used for investing activities increased $34.8 million for the nine months ended September 30, 2007, when compared to the same period in the prior year. Capital expenditures for the nine months ended September 30, 2007, were $102.6 million. This amount represents a $42.6 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road ($18.9 million) and $30.3 million in capital expenditures for the Top of Iowa III wind generation project. These increases were partially offset by decreases in capital expenditures related to WCCF ($1.3 million) and a decrease in other utility capital expenditures ($5.3 million).

During the nine months ended September 30, 2007, MGE issued $0.4 million in finance receivables. During the nine months ended September 30, 2007, MGE did not make any cash capital contributions to ATC. However, MGE transferred $1.4 million in certain transmission Assets to ATC. In exchange for this transfer MGE received $0.7 million in cash proceeds and $0.7 in an additional investment in ATC. During the nine months ended September 30, 2006, MGE made $1.9 million in capital contributions to ATC.

During the nine months ended September 30, 2007, MGE received $0.5 million in cash proceeds from the sale of two equity investments.

During both the nine months ended September 30, 2007 and 2006, in connection with the Elm Road project, MGE Power Elm Road advanced $0.3 million and $0.6 million, respectively, in funds to Elm Road Services, LLC, who in turn provided these funds to ATC. These funds will be used by ATC for transmission system upgrades related to the Elm Road project. These funds are expected to be repaid in full.

Cash provided by other investing activities was $1.2 million for the nine months ended September 30, 2007, compared to cash used for other investing activities of $3.6 million for the same period in the prior year. Included in this change is a $0.3 million increase in AFUDC-debt as a result of the Top of Iowa III wind generation project.

Cash Provided by (Used for) Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $33.7 million for the nine months ended September 30, 2007, compared to $30.4 million of cash used for financing activities for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net short term debt borrowings were $17.0 million compared to net repayments of $15.5 million for the same period in the prior year. MGE Energy received $29.2 million and $6.3 million in cash proceeds as the result of stock issued during the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 is attributable to stock issued under the Stock Plan and stock sold pursuant to the terms of the Distribution Agreement.

Cash dividends paid for the nine months ended September 30, 2007 and 2006, were $22.5 million and $21.3 million, respectively. The cash dividends for the nine months ended September 30, 2007, were higher than those paid for the nine months ended September 30, 2006, as a result of a higher dividend per share ($1.052 vs. $1.038) and an increase in the number of shares outstanding.

During the nine months ended September 30, 2007, MGE Energy repaid its outstanding obligation for its 7.49% Medium-Term Notes which came due September 20, 2007 ($15.0 million) and issued $25.0 million in 6.247% Medium-Term Notes due September 15, 2037.

MGE

During the nine months ended September 30, 2007, cash provided by MGE's financing activities was $31.6 million compared to cash used for financing activities of $26.5 million in the same period in the prior year. For the nine months ended September 30, 2007, net short term debt borrowings were $10.0 million compared to $26.0 million in net short-term debt repayments for the same period in the prior year.

Cash dividends paid from MGE to MGE Energy for the nine months ended September 30, 2007, were $13.1 million. During this same period, cash dividends of $9.0  million were paid by MGE Power West Campus and MGE Transco to MGE Energy. These cash outflows were offset by $33.7 million in equity contributions received by MGE Power Elm Road from MGE Energy. This amount is included in minority interest on the MGE consolidated balance sheet.

For the nine months ended September 30, 2006, cash dividends made from MGE to MGE Energy were $13.0 million. During this same period, MGE Power West Campus and MGE Power Elm Road received $12.3 million in equity contributions and MGE Power West Campus and MGE Transco paid $7.3 million in dividends to MGE Energy. Additionally, during this period MGE Power Elm Road received $7.8 million in affiliate financing.

During the nine months ended September 30, 2007, MGE Energy repaid its outstanding obligation for its 7.49% Medium-Term Notes which came due September 20, 2007 ($15.0 million) and issued $25.0 million in 6.247% Medium-Term Notes due September 15, 2037.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	Sept. 30, 2007	Dec. 31, 2006
Common shareholders' equity	55.5%	54.8%
Long-term debt*	34.7%	36.9%
Short-term debt	9.8%	8.3%
*Includes the current portion of long-term debt

MGE Energy's and MGE's Capital Requirements

As of September 30, 2007, MGE and MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is largely attributable to the reclassification of $30.0 million of long term debt which matures in September 2008, from a long-term to a current liability. MGE intends to refinance this instrument with an additional long-term debt facility. MGE is currently funding the majority of its capital commitments for the Top of Iowa III wind project and the Elm Road project with a short-term bank line of credit. MGE intends to fund future capital commitments for these projects with funds generated from normal operations, the issuance of long term debt, and financing received from MGE Energy. MGE Energy intends to raise the funds for such financing primarily through the issuance of equity securities and short-term debt, as needed.

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2007, capital expenditures for MGE Energy and MGE totaled $102.6 million, which included $40.3 million of capital expenditures for Elm Road, $0.4 million of capital expenditures for MGE Power West Campus, $30.3 million for the Top of Iowa III wind project, and $31.6 million of capital expenditures for other utility operations.

As of September 30, 2007, MGE Power Elm Road's remaining capital expenditures for Elm Road are estimated to be $83.8 million. Capital expenditures for this project are expected to be $15.0 million in 2007 (excludes capital expenditures already made as of September 30, 2007), $44.6 million in 2008, $20.6 million in 2009, and $3.6 million in 2010. These amounts may change as a result of modifications to the project cost estimate or timing differences. MGE currently estimates that the total cost of the Top of Iowa III project will be approximately $58.2 million (excluding AFUDC). MGE has executed contracts for a majority of these expenditures. $16.5 million in contractual commitments remain outstanding for this project. $15.5 million of these capital commitments are expected to be expended in 2007 and $1.0 million are expected to be expended in 2008. Included in these amounts is $1.0 million which is expected to be paid by another party. However, pursuant to the related agreements, MGE is jointly and severally liable in the event the other parties default on their payment.

MGE Transco does not expect to make any additional capital contributions to ATC in 2007.

The following table shows MGE's current credit ratings. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds Unsecured Medium Term Notes Commercial Paper	AA- AA- A1+	Aa2 Aa3 P1

MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings is subject to default or prepayment due to downgrading of securities' ratings, although MGE's future interest expense may be affected by a change in those ratings.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2007. Further discussion of environmental matters is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2006.

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

WPDES permit

In March 2005, the WDNR determined that the water intake and discharge system for the planned Oak Creek expansion and existing Oak Creek generating units met regulatory requirements and reissued a WPDES permit with specific limitations and conditions. The WPDES permit was issued under state law, with concurrence of the EPA. An ALJ upheld the agency's permit reissuance. The reissuance of the WPDES permit was contested in Dane County circuit court.

The Dane County circuit court remanded the case on March 5, 2007, to the ALJ, directing that the ALJ's interpretation of the federal regulations defining new and existing facilities should be reconsidered in light of the Second Circuit U.S. Court of Appeals January 25, 2007, Riverkeeper II decision, and because the ALJ's decision may have relied in part on other provisions of the Phase II Rule. The court upheld the portion of the ALJ's decision rejecting the petitioners' antidegradation claim. The court did not vacate the WPDES permit, and construction of the Elm Road units continues. The court has returned the record to the Division of Hearings and Appeals for further proceedings. In June 2007, the ALJ for the Division of Hearings and Appeals granted We Energies' motion to stay the appeal, pending the WDNR's action on We Energies' request for a permit modification. Opponents of the Elm Road units filed a motion asking the Dane County Circuit Court to direct the ALJ to decide the permit issues on remand without regard to the WDNR's action on the permit modification and to stop construction on the water intake structure. Briefing on the motion was completed in early August and a hearing held on August 3, 2007. A decision is expected by late November 2007.

In the event that the WPDES permit is ultimately invalidated, MGE Power Elm Road may incur significant additional costs relating to the Oak Creek/Elm Road cooling water system. If the units' final construction costs exceed the fixed costs allowed in the PSCW order, this excess will not be recoverable from MGE or its customers unless specifically allowed by the PSCW. Any Elm Road project costs above the authorized amount, but below a 5% cap, will be subject to a prudence determination made by the PSCW.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW of MGE's net generating capability. Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia. The operator's current estimates show that MGE's share of the capital expenditures required to comply with these environmental initiatives will be between $150 million and $200 million. According to current estimates, compliance with these initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's on-going operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. MGE expects that the costs to comply with these standards will be fully recoverable through rates. Pursuant to an order issued by the PSCW on September 14, 2007, MGE is permitted to defer pre-certification and pre-construction costs related to compliance with CAIR and CAMR regulations at Columbia. Additionally, MGE is entitled to 100% AFUDC on the related pre-construction costs.

Global Climate Change

Environmental-related legislation is continually introduced in Congress and in the Wisconsin legislature. Such legislation typically includes various compliance dates and compliance limits. There are several proposed versions of legislation pending in Congress and in the Wisconsin legislature to address global climate changes, including efforts to reduce and control and/or tax the emission of greenhouse gases, such as carbon dioxide, created in the combustion of fossil fuels, including coal, natural gas, and oil. Bills are also considering releases associated with natural gas pipelines and company fleets. In addition, there could be national and state mandates to produce increasing percentages of electricity from renewable forms of energy, such as wind. Such legislation could have the potential for a significant financial impact on MGE, including the cost to install new emission control equipment, purchase allowances, or do fuel switching. However, the financial consequences of this compliance cannot be determined until final legislation is passed. MGE management would expect to seek and receive recovery of such compliance measures though rate increases, yet the probability and specific impact of such legislation cannot be reasonably estimated at this time. MGE will continue to monitor proposed legislation.

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

On January 19, 2006, MGE entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, on September 21, 2006, MGE ratified a labor agreement with the IBEW providing those union employees impacted by the exit plan with involuntary and voluntary severance benefits. At September 30, 2007, MGE estimates that 36 union and 10 nonunion employees will receive the involuntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. $0.9 million in benefits for the union employees will be paid as a lump sum payment in December 2011. The nonunion benefits will be paid as follows: $0.2 million will be paid out in 2008, $0.2 million in 2010, and $0.5 million in 2011.

In lieu of the aforementioned involuntary severance benefits, the affected IBEW employees may elect to retire early and receive supplemental retirement benefits. These benefits are deemed to be voluntary termination benefits and have been excluded from the table below. See Footnote 9 for further discussion of these benefits and the related accounting. As of September 30, 2007, MGE estimates that 11 employees will elect to receive the early retirement benefits.

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

Fuel surcharge

On April 26, 2007, the PSCW approved a $0.00339 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. The fuel surcharge was applied to electric rates as of the date of this order. Pursuant to the provisions of the fuel surcharge, MGE's electric revenues resulting from this surcharge were subject to refund and interest at 11%. On August 31, 2007, MGE received a final decision which reduces the fuel surcharge from $0.00339 per kWh to $0.00242 per kWh. This surcharge was applied to electric rates as of the date of the order.

Fuel refund

Pursuant to the authorizing PSCW order, electric revenues resulting from the April 26, 2007, surcharge are subject to refund and interest at 11%. On October 6, 2007, a refund of $1.3 million was applied to customers' accounts.

On April 24, 2007, the PSCW completed their audit of 2006 electric fuel costs and issued a final order approving the remaining amount to be refunded to customers as a result of lower than expected fuel and purchased power costs in 2006. Pursuant to this order, a credit of $2.4 million was applied to customers' accounts in April 2007.

Energy Policy Act

MGE and MGE Energy are subject to the Energy Policy Act and the corresponding regulations developed by certain related federal agencies. Amongst other things, the Energy Policy Act created an Electric Reliability Organization overseen by FERC. The Electric Reliability Organization has established mandatory electric reliability standards, which replace the current voluntary standards developed by the North American Electric Reliability Corporation, and will have the authority to levy monetary sanctions for failure to comply with the new standards. Enforcement of these new approved standards will began in June 2007.

New Accounting Principles

SFAS 157

In September 2006, the FASB issued FASB Statement 157, Fair Value Measurements (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability. SFAS 157 will be effective as of January 1, 2008. MGE and MGE Energy are currently assessing the impact that SFAS 157 may have on their financial statements and footnotes.

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

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas margin (revenues less gas purchased) is collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas margin is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas margin. See Footnote 13 for a description of a non-exchange traded HDD collar into which MGE entered on September 26, 2007.

MGE may also be impacted by extreme weather conditions such as hurricanes or tornados. Such conditions may damage critical operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during the nine months ended September 30, 2007, as measured by degree days, may be found in Results of Operations.

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

At September 30, 2007, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At September 30, 2007, the cost of these instruments exceeded their fair value by $1.2 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized gain has been deferred on the balance sheet as a regulatory liability.

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

As noted above in Commodity Price Risk, the electric operations of MGE operate under a "fuel rules" adjustment clause for fuel and purchased power costs associated with the generation and delivery of electricity. This clause establishes a base rate for fuel and purchased power. Pursuant to a PSCW rate order issued on December 22, 2006, effective January 1, 2007, the PSCW modified MGE's fuel rules bandwidth to a range of -2% to +2%. MGE may be required to refund to customers if its actual fuel costs fall outside the lower end of the range (-2%), and would be allowed to request a surcharge if those actual fuel costs exceeded the upper end of the range (+2%). MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2007, fuel and purchased power costs included in MGE's base fuel rates are $110.0 million. See Footnote 15.b. for additional information.

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

Item 4. Controls and Procedures.

During the third quarter of 2007, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2007, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2007, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the third quarter of 2007, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2007, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2007, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

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

Item 6. Exhibits.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: November 9, 2007	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 9, 2007	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: November 9, 2007	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: November 9, 2007	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)