Form 10-Q
period 2008-03-31
MADISON GAS & ELECTRIC CO
filed 2008-05-07
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2008

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days: Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [   ]  No [X]

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2008
MGE Energy, Inc.	Common stock, $1.00 par value, 22,084,352 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

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

Item 1. Legal Proceedings.

Item 6. Exhibits.

Signatures - MGE Energy, Inc.

Signatures - Madison Gas and Electric Company

PART I. FINANCIAL INFORMATION.

Filing Format

This combined quarterly report on Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a majority of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our" as used in this report refer to MGE Energy and its consolidated subsidiaries, unless otherwise indicated.

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2007 Annual Report on Form 10-K: ITEM 1A. Risk Factors and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	allowance for funds used during construction
ALJ	Administrative Law Judge
Alliant	Alliant Energy Corporation
ARB	Accounting Research Bulletin
ATC	American Transmission Company LLC
ARO	Asset Retirement Obligation
Blount	Blount Station
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, increasing demand for cooling
CWDC	Central Wisconsin Development Corporation
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
Dth	dekatherms
EGU	electric generating unit
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	gas cost incentive mechanism
GHG	greenhouse gas
GW-hr	gigawatthour
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, increasing demand for heating
IBEW	International Brotherhood of Electric Workers
IRS	Internal Revenue Service
kV	kilovolt
kWh	kilowatt-hour
LIBOR	London interbank offered rate
LMP	Locational Marginal Pricing
MACT	Maximum available control technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy or MGEE	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	megawatt
MWh	megawatt-hour
Nasdaq	The Nasdaq National Stock Market
NOx	nitrogen oxide
NR	Natural Resources
NSPS	new source performance standards
NYMEX	New York Mercantile Exchange
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SAB	Staff Accounting Bulletin
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
working capital	current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Regulated revenues	$187,923	$166,607
Nonregulated revenues	2,073	1,279
Total Operating Revenues	189,996	167,886

Operating Expenses:
Fuel for electric generation	16,194	13,760
Purchased power	21,679	21,481
Natural gas purchased	77,943	67,343
Other operations and maintenance	36,096	31,705
Depreciation and amortization	9,397	8,057
Other general taxes	4,379	3,907
Total Operating Expenses	165,688	146,253
Operating Income	24,308	21,633

Other income, net	576	1,315
Interest expense, net	(3,433)	(3,540)
Income before income taxes	21,451	19,408
Income tax provision	(7,614)	(7,106)
Net Income	$ 13,837	$ 12,302

Earnings per Share of Common Stock (basic and diluted)	$0.63	$0.59

Dividends paid per share of common stock	$0.355	$0.348

Average Shares Outstanding (basic and diluted)	21,989	21,026

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$13,837	$12,302
Items not affecting cash:
Depreciation and amortization	9,397	8,057
Deferred income taxes	(2,502)	(2,188)
Amortization of investment tax credits	(88)	(103)
Amortization of debt issuance costs and discount	139	142
Provision for doubtful accounts receivable	1,098	625
AFUDC - equity funds	(532)	(245)
Employee benefit plan expenses	2,026	2,040
Equity earnings in ATC	(1,606)	(1,445)
Gain on sale of property	(287)	-
Other items	614	217
Changes in working capital:
Decrease in current assets	21,370	19,346
Increase (decrease) in current liabilities	5,833	(164)
Dividend income from ATC	1,117	920
Cash contributions to pension and other postretirement plans	(5,942)	(4,760)
Other noncurrent items, net	1,303	584
Cash Provided by Operating Activities	45,777	35,328

Investing Activities:
Capital expenditures	(28,541)	(23,875)
Capital contributions to investments	(50)	(123)
Advance to WEPCO for ATC work related to Elm Road	(67)	(156)
Proceeds from sale of property	294	724
Other	255	900
Cash Used for Investing Activities	(28,109)	(22,530)

Financing Activities:
Issuance of common stock	3,553	6,036
Cash dividends paid on common stock	(7,805)	(7,317)
Decrease in short-term debt, net	(14,000)	(10,000)
Cash Used for Financing Activities	(18,252)	(11,281)

Change in Cash and Cash Equivalents	(584)	1,517
Cash and cash equivalents at beginning of period	3,789	3,003
Cash and cash equivalents at end of period	$ 3,205	$ 4,520

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2008	Dec. 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,205	$ 3,789
Restricted cash	215	2,896
Accounts receivable, less reserves of $3,947 and $3,709, respectively	58,166	43,668
Other accounts receivable, less reserves of $115 and $114, respectively	2,842	3,397
Unbilled revenues	25,858	30,370
Materials and supplies, at lower of average cost or market	15,051	14,809
Fossil fuel	5,369	5,136
Stored natural gas, at lower of average cost or market	4,629	28,483
Prepaid taxes	10,063	14,696
Regulatory assets - current	-	189
Other current assets	11,749	8,242
Total Current Assets	137,147	155,675
Other long-term receivables	6,350	6,166
Special billing projects	740	999
Regulatory assets	52,146	53,375
Other deferred charges	6,023	5,881
Property, Plant, and Equipment, Net	700,589	638,774
Construction work in progress	161,121	205,214
Total Property, Plant, and Equipment	861,710	843,988
Other Property and Investments	45,255	45,503
Total Assets	$1,109,371	$1,111,587

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$ 30,000	$ 30,000
Short-term debt	89,500	103,500
Accounts payable	56,211	58,498
Accrued interest and taxes	11,565	3,964
Deferred income taxes	782	4,153
Regulatory liabilities - current	7,189	2,924
Pension liability - current	607	607
Other current liabilities	16,125	16,466
Total Current Liabilities	211,979	220,112
Other Credits:
Deferred income taxes	108,475	107,393
Investment tax credit - deferred	2,999	3,087
Regulatory liabilities	20,084	20,885
Accrued pension and other postretirement benefits	69,923	74,056
Other deferred liabilities	26,814	25,982
Total Other Credits	228,295	231,403
Capitalization:
Common shareholders' equity	436,736	427,726
Long-term debt	232,361	232,346
Total Capitalization	669,097	660,072
Commitments and contingencies (see Footnote 10)	-	-
Total Liabilities and Capitalization	$1,109,371	$1,111,587

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating Revenues:
Regulated electric revenues	$ 82,439	$ 76,764
Regulated gas revenues	105,484	89,843
Nonregulated revenues	2,073	1,279
Total Operating Revenues	189,996	167,886

Operating Expenses:
Fuel for electric generation	16,194	13,760
Purchased power	21,679	21,481
Natural gas purchased	77,943	67,343
Other operations and maintenance	36,032	31,606
Depreciation and amortization	9,397	8,057
Other general taxes	4,379	3,906
Income tax provision	7,209	6,540
Total Operating Expenses	172,833	152,693
Operating Income	17,163	15,193

Other Income and Deductions:
AFUDC - equity funds	532	245
Equity earnings in ATC	1,606	1,445
Income tax provision	(145)	(464)
Other deductions, net	(1,561)	(379)
Total Other Income and Deductions	432	847
Income before interest expense	17,595	16,040

Interest Expense:
Interest on long-term debt	3,995	3,893
Other interest, net	369	94
AFUDC - borrowed funds	(221)	(104)
Net Interest Expense	4,143	3,883
Net Income Before Minority Interest	$ 13,452	$ 12,157
Minority interest, net of tax	(3,146)	(2,713)
Net Income	$ 10,306	$ 9,444

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March,
	2008	2007
Operating Activities:
Net income	$ 10,306	$ 9,444
Items not affecting cash:
Depreciation and amortization	9,397	8,057
Deferred income taxes	(2,502)	(2,189)
Amortization of investment tax credits	(88)	(103)
Amortization of debt issuance costs and discount	139	142
Provision for doubtful accounts receivable	1,098	625
AFUDC - equity funds	(532)	(245)
Employee benefit plan expenses	2,026	2,040
Equity earnings in ATC	(1,606)	(1,445)
Minority interest, net of tax	3,146	2,713
Gain on sale of property	(287)	-
Other items	614	217
Changes in working capital:
Decrease in current assets	19,812	18,363
Increase in current liabilities	7,423	1,004
Dividend income from ATC	1,117	920
Cash contributions to pension and other postretirement plans	(5,942)	(4,760)
Other noncurrent items, net	1,284	552
Cash Provided by Operating Activities	45,405	35,335

Investing Activities:
Capital expenditures	(28,541)	(23,875)
Advance to WEPCO for ATC work related to Elm Road	(67)	(156)
Proceeds from sale of property	294	724
Other	195	900
Cash Used for Investing Activities	(28,119)	(22,407)

Financing Activities:
Cash dividends paid to parent by MGE	-	(6,561)
Cash dividend paid to parent from Power West Campus and Transco	(3,108)	(2,120)
Equity contributions received by Power Elm Road	12,159	11,177
Decrease in short-term debt, net	(27,000)	(14,500)
Cash Used for Financing Activities	(17,949)	(12,004)

Change in Cash and Cash Equivalents	(663)	924
Cash and cash equivalents at beginning of period	1,859	1,246
Cash and cash equivalents at end of period	$ 1,196	$ 2,170

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	March 31, 2008	Dec. 31, 2007
Utility Plant (At Original Cost, in Service):
Electric	$ 755,638	$ 691,162
Gas	271,953	268,032
Nonregulated	110,040	110,020
Gross plant in service	1,137,631	1,069,214
Less accumulated provision for depreciation	(437,172)	(430,572)
Net plant in service	700,459	638,642
Construction work in progress	161,121	205,214
Total Utility Plant	861,580	843,856
Other property and investments	2,053	2,777
Investment in ATC	41,288	40,799
Total Other Property and Investments	43,341	43,576
Current Assets:
Cash and cash equivalents	1,196	1,859
Restricted cash	215	2,896
Accounts receivable, less reserves of $3,947 and $3,709, respectively	58,166	43,668
Affiliate receivables	4	4
Other receivables, less reserves of $115 and $114, respectively	2,840	3,295
Unbilled revenues	25,858	30,370
Materials and supplies, at lower of average cost or market	15,051	14,809
Fossil fuel	5,369	5,136
Stored natural gas, at lower of average cost or market	4,629	28,483
Prepaid taxes	10,063	13,249
Regulatory assets - current	-	189
Other current assets	11,734	8,216
Total Current Assets	135,125	152,174
Other long-term receivables	5,729	5,485
Special billing projects	740	999
Affiliate receivable long-term	10,676	10,676
Regulatory assets	52,146	53,375
Other deferred charges	5,902	5,751
Total Assets	$1,115,239	$ 1,115,892

CAPITALIZATION AND LIABILITIES
Common stockholder's equity	$ 339,708	$ 329,944
Minority interest	149,225	137,028
Long-term debt	232,361	232,346
Total Capitalization	721,294	699,318
Current Liabilities:
Long-term debt due within one year	30,000	30,000
Short-term debt - commercial paper	34,000	61,000
Accounts payable	56,210	58,263
Affiliate payables	2,125	2,115
Accrued interest and taxes	19,173	10,148
Accrued payroll related items	5,869	6,980
Deferred income taxes	782	4,153
Regulatory liabilities - current	7,189	2,924
Pension liability - current	607	607
Other current liabilities	10,142	9,450
Total Current Liabilities	166,097	185,640
Other Credits:
Deferred income taxes	108,028	106,924
Investment tax credit - deferred	2,999	3,087
Regulatory liabilities	20,084	20,885
Accrued pension and other postretirement benefits	69,923	74,056
Other deferred liabilities	26,814	25,982
Total Other Credits	227,848	230,934
Commitments and contingencies (see Footnote 10)	-	-
Total Capitalization and Liabilities	$1,115,239	$ 1,115,892

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2008

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

In accordance with FIN 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, MGE is required to consolidate MGE Power West Campus and MGE Power Elm Road. Both entities own electric generating assets and lease those assets to MGE. MGE is considered the primary beneficiary of the variable interest entities as a result of these leasing arrangements.

The accompanying consolidated financial statements as of March 31, 2008, and for the three months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007, but does not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the financial statements and the notes on pages 53 through 102 of the 2007 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan.

For the three months ended March 31, 2008, MGE Energy issued 109,146 new shares of common stock under the Stock Plan for net proceeds of $3.6 million. For the three months ended March 31, 2007, MGE Energy issued 98,606 new shares of common stock under the Stock Plan for net proceeds of $3.4 million.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with J.P. Morgan under which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During the three months ended March 31, 2008, MGE Energy did not issue any shares of its common stock under this agreement. During the three months ended March 31, 2007, MGE Energy issued 80,000 shares of its common stock for $2.6 million in net proceeds under this agreement.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Accumulated Other Comprehensive Income - MGE Energy and MGE.

The accumulated other comprehensive income balance at March 31, 2008, includes the unrealized gains and losses on available-for-sale securities and certain hedging transactions. The following table illustrates the changes in Accumulated Other Comprehensive Income, net of taxes, from December 31, 2007, to March 31, 2008, for MGE Energy and MGE:

(In thousands)	MGEE	MGE
Balance, December 31, 2007	$1,643	$898
Change in unrealized gain on available for sale securities, net of tax ($208 and $186)	(311)	(278)
Change in cash flow hedges, net of tax ($177 and $177)	(264)	(264)
Balance, March 31, 2008	$1,068	$356

3.

Comprehensive Income - MGE Energy and MGE.

The reporting of other comprehensive income is required under the provisions of SFAS 130, Reporting Comprehensive Income. Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy and MGE's total comprehensive income is:

(In thousands)	Three Months Ended March 31,
MGE Energy	2008	2007
Net income	$13,837	$12,302
Unrealized loss on cash flow hedges, net of tax ($177 and $236)	(264)	(351)
Unrealized loss on available-for-sale securities, net of tax ($208 and $ -)	(311)	-
Total comprehensive income	$13,262	$11,951

MGE
Net income	$10,306	$9,444
Unrealized loss on cash flow hedges, net of tax ($177 and $236)	(264)	(351)
Unrealized (loss) gain on available-for-sale securities, net of tax ($186 and $3)	(278)	4
Total comprehensive income	$ 9,764	$9,097

4.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE and MGE Energy.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2008 and 2007, MGE Transco recorded equity earnings from the investment in ATC of $1.6 million (pretax) and $1.4 million (pretax), respectively. Dividend income received from ATC was $1.1 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively. During both the three months ended March 31, 2008 and 2007, MGE Transco made no cash contributions to ATC. However, on February 15, 2007, MGE (through MGE Transco) transferred $1.4 million in additional transmission assets to ATC. In exchange, MGE Transco received an additional $0.7 million investment in ATC and $0.7 million in cash consideration.

At March 31, 2008, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as minority interest.

5.

Taxes - MGE Energy and MGE.

a.

FIN 48.

On January 1, 2007, MGE Energy and MGE adopted FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgement given the facts, circumstances and information available at the reporting date.

For both MGE Energy and MGE, there have been no changes to unrecognized tax benefits existing at December 31, 2007, nor any additions for new tax positions, during the quarter ended March 31, 2008.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three months ended March 31, 2008, is 35.5% compared to 36.6% for the same period in 2007. This decrease is primarily attributable to an increased federal tax credit for production of electricity from wind energy, as a result of placing the Top of Iowa III wind project into production in February 2008. Electricity generated from wind energy produces a two cents per kilowatt hour federal tax credit. The Top of Iowa III wind project will substantially increase the wind energy tax credit.

The decrease in the effective tax rate for MGE from 36.6% in the first quarter of 2007 to 35.3% for the first quarter of 2008 is also primarily attributable to the increased wind energy tax credit.

6.

Elm Road - MGE Energy and MGE.

a.

Construction.

On November 4, 2005, MGE Power Elm Road acquired a 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin (Oak Creek expansion). MGE Power Elm Road's sole principal asset is the 8.33% undivided ownership interest in the aforementioned coal-fired generating plants. The estimated share of capital costs for that ownership interest in both units is approximately $172 million (excluding capitalized interest). The operator has informed MGE Power Elm Road that adverse weather during the 2007-2008 winter season presented difficulties for the construction contractor. However, the contractor continues to forecast that the units will be completed on schedule. At this time we cannot predict what impact there will be on the project's construction costs and schedule.

At March 31, 2008, $118.4 million (excluding capitalized interest) related to this project is reflected in the Construction Work In Progress balance on MGE and MGE Energy's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. At March 31, 2008, MGE Power Elm Road recorded a total of $7.2 million in capitalized interest related to the Elm Road project.

b.

Consolidation.

In connection with this project, MGE Energy and its subsidiaries entered into various agreements, including a facility lease agreement between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE. The financial terms of the facility lease include a capital structure of 55% equity and 45% long-term debt, and return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

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

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $55.9 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost. During 2008, MGE will recover $12.1 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $9.6 million relates to carrying costs and $2.5 million relates to management fees, community impact mitigation costs, and other related costs.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $20.5 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $35.4 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. For the three months ended March 31, 2008, $2.4 million related to the carrying costs were recovered in rates. Of this amount, $0.6 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE and MGE Energy. The remaining $1.8 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE and MGE Energy.

d.

WPDES Permit.

On November 29, 2007, the Administrative Law Judge (the "ALJ") in the proceeding related to the previously issued Wisconsin Pollution Discharge Elimination System ("WPDES") permit determined that the two additional coal units that are part of the Oak Creek expansion are "new facilities" under Section 316(b) of the Federal Clean Water Act.

The ALJ did not vacate the WPDES permit or any other permit necessary to continue construction of the two additional coal units, pointing out that, based upon the present record, the water intake system currently under construction as part of the Oak Creek expansion may be permittable under the standards that apply to new facilities.

The ALJ remanded the WPDES permit to the Wisconsin Department of Natural Resources (the "WDNR") and directed the WDNR to reissue or modify the permit to reflect "best technology available" to comply with the standards applicable to new facilities under Wisconsin state law. As part of the decision, the ALJ restated his prior opinion that the water intake system currently under construction may not be operated so long as it remains a contested matter. The ALJ's ruling was appealed to circuit court, but the court dismissed the appeal on February 11, 2008, on the grounds that the ALJ decision was not a final order and further ruled that all issues decided by the ALJ may be judicially reviewed when there is a final decision.

The plant operator has advised us that there are alternatives under the United States Environmental Protection Agency's (the "EPA") rule for new facilities that would permit the use of the once-through cooling system rather than the use of cooling towers. The operator has requested the WDNR to issue a modified permit and has submitted additional information to the WDNR supporting the request for approval of the once-through cooling system under this rule. The operator anticipates the WDNR will complete the WPDES permit modification process in the first half of 2008. A reissued permit would be subject to public comment and possible administrative and legal review. We cannot predict the timing or results, or the effect upon construction schedule or costs, of any decision by the WDNR or any administrative or legal process that may follow.

While the process for modifying the WPDES permit proceeds, construction of the additional coal units continues on the current schedule.

7.

Top of Iowa III Wind Project - MGE Energy and MGE.

MGE has constructed a 29.7 MW (18 turbines) wind-powered electric generating facility in Iowa. In February 2008, the project was placed into service.

At March 31, 2008, MGE had incurred $56.1 million of costs on the project and $2.9 million in AFUDC, which are reflected in the property, plant, and equipment balance on MGE and MGE Energy's consolidated balance sheets. During the three months ended March 31, 2008 and 2007, MGE had recorded $0.6 million and $0.3 million, respectively, in AFUDC related to this project. MGE was permitted to recover 100% AFUDC on the Top of Iowa III wind project during construction of the facility.

8.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

a.

Net Periodic Cost.

The following table presents the components of MGE and MGE Energy's net periodic benefit costs recognized for the three months ended March 31, 2008 and 2007. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

Pension Benefits (In thousands)	Three Months Ended March 31,
	2008	2007
Components of net periodic benefit cost:
Service cost	$ 1,304	$ 1,311
Interest cost	2,829	2,655
Expected return on assets	(3,345)	(3,085)
Amortization of:
Transition obligation	36	36
Prior service cost	111	111
Actuarial loss	99	218
Net periodic benefit cost	$ 1,034	$ 1,246

Postretirement Benefits (In thousands)	Three Months Ended March 31,
	2008	2007
Components of net periodic benefit cost:
Service cost	$ 466	$ 435
Interest cost	949	762
Expected return on assets	(324)	(288)
Amortization of:
Transition obligation	107	107
Prior service cost	72	52
Actuarial loss	76	44
Net periodic benefit cost	$1,346	$1,112

b.

Expected Cash Flows.

There are no required contributions for the 2008 plan year. Likewise, there were no required contributions for the 2007 plan year. MGE elected to make discretionary deductible contributions of $5.9 million during the three months ended March 31, 2008. MGE may elect to make additional discretionary deductible contributions.

c.

Pension Protection Act.

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents, and provide additional plan disclosures in regulatory filings and to plan participants. This legislation became effective on January 1, 2008. The U.S. Treasury Department's interim guidance indicates that further guidance is forthcoming. MGE does not expect significant changes in expected cash flows as a result of the Act. Absent changes in plan design as a result of the Act, the Act is not expected to materially impact MGE and MGE Energy's results of operations.

9.

Share Based Compensation - MGE Energy and MGE.

The MGE Energy Board approved a Performance Unit Plan (the "Plan") on December 15, 2006. Under the Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

On January 1, 2007, the Board of Directors granted 22,479 units based on the MGE Energy December 31, 2006, closing stock price. On January 18, 2008, the Board of Directors granted 18,538 units based on the MGE Energy closing stock price as of that date. These units are subject to either a four or five year graded vesting schedule. Based on the provisions of SFAS 123R, Share Based Payment, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at March 31, 2008. Changes in fair value as well as the original grant have been recognized as compensation cost. Because this amount will be remeasured throughout the vesting period, the compensation cost is subject to variability.

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

During each of the three months ended March 31, 2008 and 2007, MGE recorded $0.1 million in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned period.

10.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At March 31, 2008, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources, such as wind farms. MGE expects the cost to comply with regulations will be recoverable through current and future rates.

Air quality regulations promulgated by the EPA and WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.0750 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane and Columbia counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or both of these counties will demonstrate nonattainment for this new ozone standard which could result in additional operating and capital expenditures at Columbia (located in Columbia county) and Blount (located in Dane county). Similarly, new standards for particulate emissions under 2.5 microns and monitoring data may result in a nonattainment designation for Dane county for particulate emissions which could also result in increased expenditures at Blount.

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), Clean Air Mercury Rule (CAMR), maximum achievable control technology (MACT) standards, new source performance standards (NSPS), and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia, Elm Road, and Blount. There is some uncertainty concerning the mercury emission reduction requirements in light of a February 8, 2008, U.S. Court of Appeals decision vacating CAMR. Further, in February 2008, the WDNR proposed new revisions to the state mercury rules under NR 446 that are significantly different than CAMR and if finalized, will further increase mercury control compliance costs at these facilities.

The Columbia operator's current estimates show that MGE's share of the capital expenditures required to comply with these environmental initiatives will be between $130 million and $200 million. According to current estimates, compliance with these initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's on-going operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. These standards and initiatives may also result in additional capital and operating expenditures at MGE's other generating facilities. MGE expects that the costs to comply with these standards will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with CAIR and CAMR regulations at Columbia. Additionally, MGE is entitled to 100% AFUDC on the related pre-construction costs. As of March 31, 2008, MGE had incurred $0.9 million in costs at Columbia related to these initiatives.

As of March 31, 2008, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is estimated to be $0.6 million for the remainder of 2008. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE.

On April 30, 2008, the Circuit Court in Columbia County, Wisconsin entered judgment and approved a Stipulation and Order for Judgment (Stipulation) entered into by the State of Wisconsin and WPL, the operating owner of Columbia and the other Columbia owners, including MGE, to address a failure by the plant operator to file with the WDNR a timely application to renew an air permit for Columbia. The Stipulation was agreed to in response to a referral of enforcement action from the WDNR to the Wisconsin Attorney General following the previously announced notice of intent to sue alleging that the operator did not timely file its application for renewal of an air permit for Columbia and, thus, alleging that Columbia was operating without the necessary air permit. The Stipulation requires the operator to pay $285,000 in penalties and charges and to establish an environmental management system at Columbia to address environmental compliance matters, but allows the continued operation of Columbia in accordance with the terms and conditions of the expired air permit until a renewed permit is issued. The Stipulation bars any further action against the Columbia owners by the State of Wisconsin on this matter.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2008. At March 31, 2008, MGE had sold an outstanding $4.3 million interest in these receivables, which MGE accounted for as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement No. 125. MGE retains the servicing responsibility for these receivables.

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

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2008, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.8 million in 2008, $0.6 million in 2009, $0.9 million in 2010, $0.5 million in 2011, and $0.3 million in 2012.

MGE Energy also has guaranteed debt service payments on a development project. This guarantee is a two year commitment ending in 2009 with a maximum financial exposure of $0.2 million for the remaining term of the guarantee.

c.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of March 31, 2008, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE's results of operations or cash flows.

d.

Venture Debt Commitment - MGE Energy.

On January 15, 2008, MGE Energy entered into a three year agreement with a venture debt fund. As a result of this agreement, MGE Energy has committed $0.5 million to this venture debt fund. The timing of infusions is dependent on the needs of the venture debt fund and is therefore uncertain at this time.

e.

ATC Capital Commitment - MGE Energy and MGE.

On March 18, 2008, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $1.3 million to ATC in April 2008.

11.

Restructuring Activities - MGE Energy and MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that certain employee positions will be eliminated in 2011 as a result of this exit plan.

MGE has entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, MGE ratified a labor agreement with the IBEW providing those union employees affected by the exit plan with involuntary and voluntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. Benefits are expected to be paid as follows: $0.2 million in 2010 and $1.3 million in 2011.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2007, through March 31, 2008:

(In thousands)
Balance at December 31, 2007	$609
Additional expense, net (deferred)	67
Cash payments during the period	(149)
Balance, March 31, 2008	$527

The aforementioned exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011. These assets will be recovered in rates over a four year period starting in 2008. For the three months ended March 31, 2008, $0.8 million of accelerated depreciation expense had been recognized and recovered in rates.

12.

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

MGE's gas and electric segments purchased and sold exchange traded and over-the-counter options, swaps, and futures and, in addition, holds FTRs for certain transmission paths in the MISO market. At March 31, 2008, the net market value of all these aforementioned instruments exceeded their cost by $4.6 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 12, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at March 31, 2008, is $0.1 million. Also, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory liability.

Under the PGA clause and electric fuel rules, MGE may include in costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs and benefits are recoverable, the related unrealized loss/gain is deferred on the balance sheet as a regulatory asset/liability. All of the instruments outstanding as of March 31, 2008, will expire in 12 months or less, except for the aforementioned ten-year purchased power agreement. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected in natural gas purchased, purchased power, or fuel used for electric generation in the delivery month applicable to the instrument.

On September 26, 2007, MGE entered into a non-exchange traded HDD collar. This agreement extended from January 2008 until March 2008 and had a premium of $0.2 million. Under this agreement, MGE was subject to a floor (3,450 HDD) and a ceiling (3,600 HDD), based on forecasted heating degree days during the indicated period. If actual heating degree days were below the floor, MGE was entitled to receive a payment, and if actual heating degree days exceeded the ceiling, MGE was obligated to make a payment. Any payment or receipt was limited to $1.3 million. Actual heating degree days during the aforementioned period were 3,971. Because this number exceeded the ceiling, MGE recorded a $1.5 million expense (includes the $0.2 million premium) on the collar in the three months ended March 31, 2008. MGE accounted for the HDD collar using the intrinsic value method pursuant to the requirements of EITF 99-2, Accounting for Weather Derivatives.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines.

13.

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

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has two purchase power agreements, for a total of 65 MW, that are affected by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in $42.2 million and $40.8 million reduction to sales for resale and purchased power expense for the three months ended March 31, 2008 and 2007, respectively.

14.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric rates by 4.8% or $16.2 million and increase gas rates by 2.8% or $7.8 million. The electric increase will cover costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station. In addition to funding the statewide energy programs, the natural gas rate increase covered costs for area gas construction projects needed to accommodate customer growth. Authorized return on common stock equity was set at 10.8% based on 57.4% utility common equity. The PSCW order allows MGE to eliminate a base rate case proceeding for 2009 and request a limited reopener for certain items. The costs MGE can update in its limited reopener include monitored fuel rules costs, Elm Road lease payments and operation and maintenance costs as a result of Elm Road Unit 1 becoming operational, and ATC network service fees.

Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2008, is plus or minus 2%. See description of fuel rules below.

On December 22, 2006, the PSCW approved a limited scope rate case reopener related to MGE's current electric rates. This order approved an update to MGE's electric fuel costs monitored under the fuel rules, an updated estimate of the 2007 Elm Road carrying costs, and a request for recovery of increased ATC-related transmission costs through December 31, 2007. This order resulted in a net 0.15% decrease, on average, in retail electric rates for 2007. The PSCW also approved the recovery of 100% AFUDC on the Top of Iowa III wind project beginning in November 2006 and continuing until construction on the project ceased.

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

Under fuel rules effective January 1, 2008, MGE can apply for a fuel surcharge if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE can be required to provide a fuel credit to its customers if actual electric fuel costs are less than 98% of the electric fuel costs allowed in that order.

On March 31, 2008, MGE filed an application with the PSCW requesting a surcharge on its electric rates to cover increased fuel and purchased power costs. In its application to the PSCW, MGE stated that actual January and February fuel costs exceeded the monthly fuel rules bandwidth. Additionally, MGE reported that annual fuel costs per kWh, computed based on actual results for January and February and revised forecasts for the remainder of the year, exceeded the annual fuel rules bandwidth. See Footnote 18b for an update on this filing.

On April 26, 2007, the PSCW approved a $0.00339 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. On August 31, 2007, MGE received a final decision which reduced the fuel surcharge from $0.00339 per kWh to $0.00242 per kWh. These surcharges resulted in a gross increase to electric rates of $6.9 million for the twelve months ended December 31, 2007. For the interim period April 26, 2007, through August 31, 2007, the difference between the interim surcharge and the final surcharge was required to be refunded to customers. Accordingly, on October 6, 2007, a refund of $1.3 million was applied to customers' accounts.

As a result of a decrease in electric fuel costs during the twelve months ended December 31, 2006, a fuel credit was approved by the PSCW. To account for this credit, MGE recorded a $19.1 million reduction to other electric revenues. During the year ended December 31, 2006, $16.8 million had been credited to electric customers. An additional $2.4 million (includes interest) was applied to customers' accounts in April 2007.

15.

SFAS 157 Fair Value of Assets and Liabilities - MGE Energy and MGE.

As of January 1, 2008, MGE and MGE Energy adopted SFAS 157, Fair Value Measurements. The adoption of this standard requires enhanced disclosures about MGE's and MGE Energy's assets and liabilities carried at fair value.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

Level 1 - Pricing inputs are quoted prices within active markets for identical assets or liabilities.

Level 2 - Pricing inputs are quoted prices within active markets for similar assets or liabilities; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations that are correlated with or otherwise verifiable by observable market data.

Level 3 - Pricing inputs are unobservable and reflect management's best estimate of what market participants would use in pricing the asset or liability.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. MGE Energy and MGE have elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities. The adoption of FSP FAS 157-2, effective January 1, 2009, is not expected to have any material impact on MGE Energy and MGE.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

(In thousands)	Fair Value as of March 31, 2008
MGE Energy	Total	Level 1	Level 2	Level 3
Assets:
Derivatives, net	$4,723	$2,851	$ -	$1,872
Exchange-traded investments	2,825	2,825	-	-
Total Assets	$7,548	$5,676	$ -	$1,872
Liabilities:
Deferred compensation	$1,023	$1,023	$ -	$ -
Total Liabilities	$1,023	$1,023	$ -	$ -
MGE
Assets:
Derivatives, net	$4,723	$2,851	$ -	$1,872
Exchange-traded investments	1,459	1,459	-	-
Total Assets	$6,182	$4,310	$ -	$1,872
Liabilities:
Deferred compensation	$1,023	$1,023	$ -	$ -
Total Liabilities	$1,023	$1,023	$ -	$ -

Derivatives include exchange-traded derivative contracts, a ten-year purchased power agreement, and Financial Transmission Rights (FTRs). Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as level 1. A small number of exchange-traded contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as level 3. The ten-year purchased power agreement (see Footnote 12) was valued using an internally-developed pricing model and therefore classified as level 3. The model includes both observable and unobservable inputs. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as level 3.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as level 1.

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 week maturity increased by 1% compounded monthly, with a minimum annual rate of 7%, compounded monthly, and are therefore based upon observable market data and classified as level 1.

The following table summarizes the changes in level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)	Three months ended March 31, 2008
Balance as of January 1, 2008	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	2,329
Included in other comprehensive income	(13)
Included in earnings	863
Included in current assets	(7)
Purchases, sales, issuances, and settlements, net	(856)
Transfers in and/or out of level 3	-
Balance as of March 31, 2008	$1,872
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, 2008 (a)	$ -

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2008, for both MGE Energy and MGE. (a)

(In thousands)	Purchased Power Expense	Natural Gas Purchased Expense	Regulated Ga Revenues
Total gains (losses) included in earnings for the three months ended March 31, 2008	$957	$(47)	$(47)

(a) MGE's exchange-traded derivative contracts, ten-year purchased power agreement, and FTRs are subject to regulatory deferral under the provisions of SFAS 71. These derivatives are therefore marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive 50% of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only 50% of the gains or losses are subject to regulatory deferral under SFAS 71. The remaining 50%, the shareholder portion, is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

16.

New Accounting Pronouncements and Legislation - MGE Energy and MGE.

a.

Pension Protection Act.

See Footnote 8 for discussion of this pronouncement.

b.

FSP FIN 39-1.

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE or MGE Energy's net income. At March 31, 2008, MGE Energy and MGE did not have any cash collateral to net against the net derivative positions with counterparties.

c.

FAS 160 and FAS 141(R).

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements will change the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. In addition, FAS 160 will change the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact these pronouncements will have on their financial statements.

d.

FAS 161.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. MGE and MGE Energy have elected not to early adopt this pronouncement. Therefore, FAS 161 will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact this pronouncement will have on their financial statements.

17.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended March 31, 2008
Operating revenues	$ 82,439	$105,484	$ 2,073	$ -	$ -	$ -	$ 189,996
Interdepartmental revenues	121	8,588	3,718	-	-	(12,427)	-
Total operating revenues (loss)	82,560	114,072	5,791	-	-	(12,427)	189,996
Depreciation and amortization	(6,482)	(2,229)	(686)	-	-	-	(9,397)
Other operating expenses	(72,002)	(96,627)	(25)	-	(64)	12,427	(156,291)
Operating income (loss)	4,076	15,216	5,080	-	(64)	-	24,308
Other income (deductions), net	484	(1,513)	-	1,606	(1)	-	576
Interest (expense) income, net	(2,699)	(807)	(637)	-	710	-	(3,433)
Income before taxes	1,861	12,896	4,443	1,606	645	-	21,451
Income tax benefit (provision)	189	(5,115)	(1,783)	(645)	(260)	-	(7,614)
Net income	$ 2,050	$ 7,781	$ 2,660	$ 961	$ 385	$ -	$ 13,837

Three months ended March 31, 2007
Operating revenues	$ 76,764	$ 89,843	$ 1,279	$ -	$ -	$ -	$ 167,886
Interdepartmental revenues	116	6,195	3,713	-	-	(10,024)	-
Total operating revenues (loss)	76,880	96,038	4,992	-	-	(10,024)	167,886
Depreciation and amortization	(5,243)	(2,128)	(686)	-	-	-	(8,057)
Other operating expenses	(66,147)	(81,945)	(28)	(1)	(99)	10,024	(138,196)
Operating income (loss)	5,490	11,965	4,278	(1)	(99)	-	21,633
Other income (deductions), net	167	(300)	-	1,445	3	-	1,315
Interest (expense) income, net	(2,531)	(714)	(638)	-	343	-	(3,540)
Income before taxes	3,126	10,951	3,640	1,444	247	-	19,408
Income tax provision	(691)	(4,272)	(1,461)	(580)	(102)	-	(7,106)
Net income	$ 2,435	$ 6,679	$ 2,179	$ 864	$ 145	$ -	$ 12,302

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended March 31, 2008
Operating revenues	$ 82,439	$ 105,484	$ 2,073	$ -	$ -	$ 189,996
Interdepartmental revenues	121	8,588	3,718	-	(12,427)	-
Total operating revenues (loss)	82,560	114,072	5,791	-	(12,427)	189,996
Depreciation and amortization	(6,482)	(2,229)	(686)	-	-	(9,397)
Other operating expenses*	(71,721)	(102,334)	(1,808)	-	12,427	(163,436)
Operating income*	4,357	9,509	3,297	-	-	17,163
Other income (deductions), net*	392	(921)	-	961	-	432
Interest expense, net	(2,699)	(807)	(637)	-	-	(4,143)
Income before minority interest	2,050	7,781	2,660	961	-	13,452
Minority interest, net of tax	-	-	-	-	(3,146)	(3,146)
Net income (loss)	$ 2,050	$ 7,781	$ 2,660	$961	$ (3,146)	$ 10,306

Three months ended March 31, 2007
Operating revenues	$ 76,764	$ 89,843	$ 1,279	$ -	$ -	$ 167,886
Interdepartmental revenues	116	6,195	3,713	-	(10,024)	-
Total operating revenues (loss)	76,880	96,038	4,992	-	(10,024)	167,886
Depreciation and amortization	(5,243)	(2,128)	(686)	-	-	(8,057)
Other operating expenses*	(66,821)	(86,349)	(1,489)	(1)	10,024	(144,636)
Operating income (loss)*	4,816	7,561	2,817	(1)	-	15,193
Other income (deductions), net*	150	(168)	-	865	-	847
Interest expense, net	(2,531)	(714)	(638)	-	-	(3,883)
Income before minority interest	2,435	6,679	2,179	864	-	12,157
Minority interest, net of tax	-	-	-	-	(2,713)	(2,713)
Net income (loss)	$ 2,435	$ 6,679	$ 2,179	$ 864	$ (2,713)	$ 9,444

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Non- regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2008	$627,095	$211,562	$ 8,800	$243,030	$41,296	$354,463	$(376,875)	$1,109,371
December 31, 2007	614,949	234,002	14,876	227,415	40,808	342,491	(362,954)	1,111,587
Capital Expenditures
Three months ended March 31, 2008	12,331	446	-	15,764	-	-	-	28,541
Year ended December 31, 2007	70,687	12,091	-	53,480	-	-	-	136,258

(In thousands) MGE	Electric	Gas	Assets not Allocated	Non- regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2008	$627,095	$211,562	$ 8,800	$242,780	$41,296	$(16,294)	$1,115,239
December 31, 2007	614,949	234,002	14,876	227,165	40,808	(15,908)	1,115,892
Capital Expenditures:
Three months ended March 31, 2008	12,331	446	-	15,764	-	-	28,541
Year ended December 31, 2007	70,687	12,091	-	53,480	-	-	136,258

18.

Subsequent Events - MGE Energy and MGE.

a.

ATC Capital Contribution.

On April 30, 2008, MGE Transco made a voluntary $1.3 million capital contribution to ATC.

b.

Interim Fuel Surcharge.

On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates to cover increased fuel and purchased power expenses. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. The interim fuel surcharge was included in electric rates as of May 6, 2008. Pursuant to the provisions of this interim order, MGE's electric revenues resulting from this interim surcharge are subject to refund with interest at 10.8% should it ultimately be determined that the interim fuel surcharge resulted in collections greater than actual costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is a holding company operating through subsidiaries in five business segments: electric utility operations, gas utility operations, nonregulated energy operations, transmission investments, and all other. Our principal subsidiary is MGE, which conducts our electric utility and gas utility operations. MGE generates and distributes electricity to nearly 136,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to nearly 140,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations have been formed to lease and own new electric generating capacity. Our nonregulated energy operations relate to the leasing of a cogeneration project on the UW-Madison campus. Our nonregulated energy operations also include an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. All of these operations are included in MGE's consolidated financial statements as a result of the accounting requirements of FIN 46R, Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51.

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

Three Months Ended March 31, 2008 and 2007

Executive Summary - MGE Energy and MGE

For the three months ended March 31, 2008, MGE Energy's earnings were $13.8 million or $0.63 per share compared to $12.3 million or $0.59 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2008, were $10.3 million compared to $9.4 million for the same period in the prior year.

The following discussion is based on the business segments as discussed in Footnote 17.

Electric Utility

The electric utility segment contributed $2.1 million of net income during the first quarter of 2008, a slight decrease of $0.4 million compared to the first quarter of 2007. The reduction is largely attributable to higher fuel and purchased power costs not fully recovered in rates. Key financial and operational highlights for the quarter include:

•

Electric revenues were $5.7 million or 7.4% higher during the first quarter of 2008 compared to the same period last year. The increase is a result of a 1.9% increase in retail sales and a 4.8% rate increase approved by the PSCW. The rate increase was to cover MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs associated with the discontinued use of coal at the Blount Station.

•

Fuel and purchased power costs increased $2.6 million or 7.5% during the first quarter of 2008 compared to the same period last year. The increase is primarily attributable to higher commodity prices for electricity and natural gas. The Company filed a fuel surcharge application on March 31, 2008, with the PSCW to increase electric rates to cover the higher fuel and purchased power costs for the remainder of the year.

•

The Top of Iowa III construction project was placed in service during the first quarter of 2008. As of March 31, 2008, MGE has incurred $56.1 million of costs on the 29.7 MW wind-powered electric generating facility located in Iowa. MGE recorded $0.6 million of AFUDC in 2008 related to the construction of the project.

Gas Utility

The gas utility segment contributed $7.8 million of net income during the first quarter of 2008, an increase of $1.1 million or 16.5% compared to the first quarter of 2007. The increase is largely attributable to higher gas margins as a result of colder weather compared to the same period in 2007. Gas margin (gas revenues less purchased gas costs) increased $5.0 million during the first quarter of 2008 compared to the same period last year. The increase was primarily attributable to 12.9% increase in gas retail sales for the quarter. Heating degree days were 12.2% higher for the period compared to last year as a result of colder weather. MGE also received a 2.8% rate increase from the PSCW to cover costs for area gas construction projects needed to accommodate growth and funding of statewide energy efficiency and renewable energy programs. Partially offsetting the higher margin was s $1.3 million expense (excludes premium) in 2008 for a weather hedge (heating degree day collar). The weather hedge obligated MGE to pay additional costs if the weather was colder than a prescribed ceiling or would have compensated MGE if weather was warmer than a prescribed floor.

Nonregulated Energy

The nonregulated energy segment contributed $2.7 million of net income during the first quarter of 2008, an increase of $0.5 million or 22.1% compared to the first quarter of 2007. The increase is largely attributable to higher carrying costs recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

Capital expenditures during the first quarter of 2008 totaled $15.6 million for the Elm Road project.

Transmission Investment

Earnings from our interest in ATC increased $0.1 million for the first quarter of 2008 compared to the same period last year.

MGE Transco contributed $1.3 million for a voluntary capital contribution to ATC in April 2008. ATC may request additional voluntary capital contributions from the owners during 2008 and MGE Transco plans to participate in those contributions.

All Others

MGE Energy's corporate operations contributed $0.4 million in earnings for the first quarter of 2008. These earnings are a result of interdepartmental interest income recognized as a result of capitalized interest on the Elm Road project.

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric retail revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2008	2007	% Change	2008	2007	% Change
Residential	$29,672	$27,310	8.6%	214,720	208,701	2.9%
Commercial	43,108	38,822	11.0%	449,879	431,090	4.4%
Industrial	4,025	3,956	1.7%	59,174	65,618	(9.8)%
Other - retail/municipal	6,719	6,337	6.0%	88,298	91,298	(3.3)%
Total retail	83,524	76,425	9.3%	812,071	796,707	1.9%
Sales for resale	1,260	2,050	(38.5)%	10,944	27,296	(59.9)%
Other revenues (deductions)	(2,345)	(1,711)	(37.1)%	-	-	-
Total	$82,439	$76,764	7.4%	823,015	824,003	(0.1)%

Electric operating revenues increased $5.7 million or 7.4% for the three months ended March 31, 2008, due to the following:

(In millions)	Three Months Ended March 31, 2008
Rate changes	$5.5
Volume	1.6
Sales for resale	(0.8)
Other revenues	(0.6)
Total	$5.7

•

Rates changes. Rates charged to retail customers for the three months ended March 31, 2008, were 7.2% or $5.5 million higher than those charged during the same period in the prior year.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric revenue by $16.2 million to cover costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station.

•

Volume. During the three months ended March 31, 2008, there was a 1.9% increase in total retail sales volumes when compared to the same period in the prior year. This increase represents increased usage by residential and commercial customers, offset by a decline in usage by industrial and other-retail/municipal customers.

•

Sales for resale. For the three months ended March 31, 2008, sales for resale decreased $0.8 million when compared to the same period in the prior year. Sales for resale include transactions conducted on the PJM and MISO markets reflecting our involvement in the PJM and MISO markets since their establishment on May 1, 2004, and April 1, 2005, respectively.

•

Other revenues. Other electric revenues decreased $0.6 million for the three months ended March 31, 2008, compared to the same period in the prior year.

During the three months ended March 31, 2008 and 2007, MGE recovered in electric rates carrying costs and other fees related to WCCF and Elm Road. During the three months ended March 31, 2008 and 2007, MGE recorded a $2.7 million and $2.0 million reduction, respectively, to other electric revenues to eliminate the recognition of revenue related to these costs in the electric segment as revenue related to these costs is recorded by MGE Power Elm Road and MGE Power West Campus (see discussion of these revenues in the "nonregulated operations revenue" section).

Other miscellaneous electric revenues for the three months ended March 31, 2008 and 2007, remained consistent between the two periods.

Electric fuel and purchased power

The expense for fuel used for electric generation increased $2.4 million or 17.7% during the three months ended March 31, 2008, compared to the same period in the prior year. This increase is due to additional internal generation ($0.4 million) and an increase in fuel costs between the two periods ($2.0 million).

Purchased power expense increased by $0.2 million or 0.9% during the three months ended March 31, 2008, compared to the same period in the prior year. This increase in expense reflects a $1.0 million or 4.9% increase in the per unit cost of purchased power, partially offset by a $0.8 million or 3.8% decrease in the volume of power purchased.

On March 31, 2008, MGE filed an application with the PSCW requesting a surcharge on its electric rates to cover increased fuel and purchased power costs. In its application to the PSCW, MGE stated that actual January and February fuel costs exceeded the monthly fuel rules bandwidth. Additionally, MGE reported that annual fuel costs per kWh, computed based on actual results for January and February and revised forecasts for the remainder of the year, exceeded the annual fuel rules bandwidth. On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. The interim fuel surcharge was included in electric rates as of May 6, 2008. Pursuant to the provisions of this interim order, MGE's electric revenues resulting from this interim surcharge are subject to refund with interest at 10.8% should it ultimately be determined that the interim fuel surcharge resulted in collections greater than actual costs.

Electric operating expenses

Electric operating expenses increased $3.3 million during the three months ended March 31, 2008, compared to the same period in 2007. The following changes contributed to the net change for 2008:

(In millions)	Three Months Ended March 31, 2008
Increased production costs	$0.5
Increased transmission costs	0.7
Increased distribution expenses	0.1
Increased customer accounts expenses	0.2
Increased customer service costs	1.0
Increased other general and administrative expenses	0.8
Total	$3.3

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the three months ended March 31, 2008, costs associated with funding these programs increased customer service expense by $1.3 million.

Electric maintenance expense

For the three months ended March 31, 2008, electric maintenance expense decreased $0.4 million, when compared to the same period in the prior year. This decrease is attributable to a decrease of $0.5 million in production maintenance partially offset by an increase of $0.1 million in other general and administrative expenses.

Electric depreciation expense

Depreciation expense at the electric segment increased by $1.2 million for the three months ended March 31, 2008, when compared to the same period in the prior year. This increase is related to higher levels of electric assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008. Also contributing to the increase is the accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas retail revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Deliveries
	Three Months Ended March 31,			Three Months Ended March 31,
(In thousands)	2008	2007	% Change	2008	2007	% Change
Residential	$59,128	$50,293	17.6%	48,598	44,196	10.0%
Commercial/industrial	45,178	37,935	19.1%	46,163	39,729	16.2%
Total retail	104,306	88,228	18.2%	94,761	83,925	12.9%
Gas transportation	958	830	15.4%	12,528	11,175	12.1%
Other revenues	220	785	(72.0)%	-	-
Total	$105,484	$89,843	17.4%	107,289	95,100	12.8%
Heating degree days (normal 3,510)				3,949	3,520	12.2%
Average rate per therm of retail customers				1.101	1.051	4.8%

Gas revenues increased $15.6 million or 17.4% for the three months ended March 31, 2008. These changes are related to the following factors:

(In millions)	Three Months Ended March 31, 2008
Gas costs/rates	$4.1
Gas deliveries	11.9
Transportation and other effects	(0.4)
Total	$15.6

•

Gas costs/rates. The average retail rate per therm for the three months ended March 31, 2008, increased 4.8% compared to the same period in 2007. The PSCW authorized a 2.8% increase in MGE's gas rates effective January 1, 2008, to cover increased system demands and funding statewide energy programs. Also contributing to this increase is higher natural gas costs.

•

Retail gas deliveries. The 12.9% increase in retail gas deliveries for the three months ended March 31, 2008, was attributable to an increase in the heating degree days between the periods.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $0.4 million due to a decrease in income realized under the GCIM partially offset by an increase in transportation revenue.

Under MGE's GCIM, if actual gas commodity costs are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share equally in any increased costs or savings. The PSCW also allows MGE to resell gas pipeline capacity reserved to meet peak demands but not needed every day to serve customers. Revenues from capacity release that exceed or fall short of PSCW-targeted levels are shared equally. For the three months ended March 31, 2007, shareholders received the benefit of $0.6 million from capacity release revenues and commodity savings under the GCIM.

Natural gas purchased

For the three months ended March 31, 2008, natural gas purchased increased by $10.6 million. The increase in the natural gas purchased was the result of a 12.9% increase ($8.7 million) in the volume of gas purchased and a 2.5% increase in the cost per therm of natural gas ($1.9 million).

Gas operating expenses

Gas operating expenses increased $1.4 million for the three months ended March 31, 2008, compared to the same period a year ago. The following changes contributed to the net change for 2008:

(In millions)	Three Months Ended March 31, 2008
Increased distribution costs	$0.1
Increased customer accounts costs	0.3
Increased customer service costs	0.8
Increased general and administrative costs	0.2
Total	$1.4

As a result of the 2005 Wisconsin Act 141, each Wisconsin utility is required to pay 1.2% of its annual operating revenues to the statewide energy efficiency and renewable resource programs. MGE is allowed to recover these costs in rates through its conservation escrow. For the three months ended March 31, 2008, costs associated with funding these programs increased customer service expense by $0.9 million.

Gas maintenance expense

Gas maintenance expenses increased by $0.1 million for the three months ended March 31, 2008, compared to the same period in the prior year. This increase relates to an increase in other general and administrative costs.

Gas depreciation expense

Gas depreciation expense increased $0.1 million for the three months ended March 31, 2008, compared to the same period in the prior year.

Other Deductions, Net

During the three months ended March 31, 2008, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity and $0.3 million in gains on the sale of property. This income was offset by a $1.5 million expense for a heating degree day collar and a $0.3 million loss related to an equity investment. See Footnote 12 for further discussion of the HDD collar.

For the three months ended March 31, 2007, the gas and electric segments recognized a total of $0.2 million in AFUDC-equity. This income was offset by $0.3 million in premium expense for a heating degree day collar. See Footnote 12 for further discussion of the HDD collar.

Interest Expense, Net

For the three months ended March 31, 2008, total interest expense for the electric and gas segments increased $0.3 million when compared to the same period in the prior year. For the three months ended March 31, 2008, interest expense on long-term debt increased $0.1 million, interest expense on commercial paper increased $0.2 million, and miscellaneous interest expense increased $0.1 million. These increases were partially offset by an increase in AFUDC-debt of $0.1 million.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.8 million for the three months ended March 31, 2008, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the three months ended March 31, 2008 and 2007, include $3.7 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus which commenced on April 26, 2005. Upon consolidation, these interdepartmental revenues are eliminated.

Also included in operating revenues is the recognition of revenues related to the carrying costs for MGE Power West Campus and MGE Power Elm Road. MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the WCCF facility. MGE is collecting these costs in rates over a period of ten years. A portion of this amount is being recognized over the period recovered in rates and a portion is being recognized over the period in which the facility is being depreciated (40 years). For both the three months ended March 31, 2008 and 2007, MGE Power West Campus recognized $0.3 million related to carrying costs on the WCCF, management, demolition, and removal fees.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $55.9 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the three months ended March 31, 2008 and 2007, MGE Power Elm Road recognized $1.8 million and $1.0 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy operations and maintenance expense

For the three months ended March 31, 2008, other operations and maintenance expense for the nonregulated energy segment remained consistent with that experienced in the prior year.

Nonregulated energy depreciation expense

Depreciation expense in the nonregulated energy segment consists of depreciation on the WCCF. Depreciation expense for both the three months ended March 31, 2008 and 2007, was $0.7 million.

Nonregulated energy interest expense, net

For both the three months ended March 31, 2008 and 2007, interest expense, net at the nonregulated energy operations segment was $0.6 million. Interest expense at the nonregulated energy segment for both the three months ended March 31, 2008 and 2007, includes $0.7 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended March 31, 2008 and 2007, MGE Power Elm Road was charged $1.2 million and $0.8 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $1.2 million and $0.8 million, respectively, in capitalized interest. MGE Power Elm Road is capitalizing interest on the Elm Road project.

During both the three months ended March 31, 2008 and 2007, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2008 and 2007, other income at the transmission investment segment was $1.6 million and $1.4 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other nonregulated revenues

During the three months ended March 31, 2008 and 2007, the all other segment did not generate any revenues.

All other operations and maintenance expense

All other operations and maintenance expense for both the three months ended March 31, 2008 and 2007, were $0.1 million. This amount is primarily comprised of general and administrative expenses at Corporate.

All other interest income, net

All other interest income, net for the three months ended March 31, 2008 and 2007, was $0.7 million and $0.3 million, respectively. Interest income for the three months ended March 31, 2008, represents $1.2 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.5 million in interest expense on short term debt. Interest income for the three months ended March 31, 2007, represents $0.8 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.5 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy and MGE's other general taxes increased $0.5 million or 12.1% for the three months ended March 31, 2008, when compared to the same period in 2007, due to a combination of two factors affecting the MGE license fee tax, which is a tax levied on gross sales in lieu of property tax on utility property. First, higher sales increased the 2008 tax compared to the 2007 tax. Secondly, the license fee tax for 2007 was reduced by an audit settlement, achieved in 2007, involving prior years' license fee tax.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the three months ended March 31, 2008, is 35.5% compared to 36.6% for the same period in 2007. This decrease is primarily attributable to an increased federal tax credit for production of electricity from wind energy, as a result of placing the Top of Iowa III wind project into production in February 2008. Electricity generated from wind energy produces a two cents per kilowatt hour federal tax credit. The Top of Iowa III wind project will substantially increase the wind energy tax credit.

The decrease in the effective tax rate for MGE from 36.6% in the first quarter of 2007 to 35.3% for the first quarter of 2008 is also primarily attributable to the increased wind energy tax credit.

Minority Interest, Net of Tax

For the three months ended March 31, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $1.1 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended March 31, 2007, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $2.0 million and $0.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax, for its interest in MGE Transco. These amounts are recorded as minority interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

Columbia Environmental Matters - MGE Energy and MGE.

As of March 31, 2008, Columbia entered into various contractual commitments with vendors for a small portion of the environmental expenditures related to CAIR and CAMR as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE's share of these commitments is estimated to be $0.6 million for the remainder of 2008. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information.

Elm Road Construction - MGE Energy and MGE.

The operator has informed MGE Power Elm Road that adverse weather during the 2007-2008 winter season presented difficulties for the construction contractor. However, the contractor continues to forecast that the units will be completed on schedule. At this time we cannot predict what impact there will be on the project's construction costs and schedule.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. At March 31, 2008, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE's results of operations or cash flows. See Footnote 10a for additional information related to the Columbia air permit issue.

Venture Debt Commitment - MGE Energy.

On January 15, 2008, MGE Energy entered into a three year agreement with a venture debt fund. As a result of this agreement, MGE Energy has committed $0.5 million to this venture debt fund. The timing of infusions is dependent on the needs of the venture debt fund and is therefore uncertain at this time.

ATC Capital Commitment - MGE Energy and MGE.

On March 18, 2008, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $1.3 million to ATC in April 2008. Furthermore, MGE Transco has been informed that ATC will be requesting additional capital contributions in 2008. These additional capital contributions are voluntary and as of March 31, 2008, MGE Transco has not committed to participating in these additional voluntary capital contributions. However, it is likely that MGE Transco will elect to participate in these additional voluntary capital contributions.

There were no other material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2008. Further discussion of the contractual obligations and commercial commitments is included in Footnote 10 of this filing and Footnote 18 in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the three months ended March 31, 2008 and 2007, respectively:

	MGE Energy		MGE
(In thousands)	2008	2007	2008	2007
Cash provided by/(used for):
Operating activities	$ 45,777	$ 35,328	$ 45,405	$ 35,335
Investing activities	(28,109)	(22,530)	(28,119)	(22,407)
Financing activities	(18,252)	(11,281)	(17,949)	(12,004)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2008, was $45.8 million, an increase of $10.4 million when compared to the same period in the prior year.

MGE Energy's net income increased $1.5 million for the three months ended March 31, 2008, when compared to the same period in the prior year.

Depreciation for the three months ended March 31, 2008, was $9.4 million compared to $8.1 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Working capital accounts contributed to $27.2 million in cash provided by operating activities for the three months ended March 31, 2008, compared to $19.2 million during the same period in the prior year. This increase of $8.0 million is primarily related to the change in accounts payable and stored natural gas. These changes resulted in additional cash provided by operating activities in the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

During the three months ended March 31, 2008 and 2007, MGE Energy made $5.9 million and $4.8 million, respectively, in discretionary contributions to the pension and other postretirement plans. See Footnote 8 for further discussion of MGE Energy's Pension and Other Postretirement Benefits.

MGE

Cash provided by operating activities for the three months ended March 31, 2008, was $45.4 million, an increase of $10.1 million when compared to the same period in the prior year.

Depreciation for the three months ended March 31, 2008, was $9.4 million compared to $8.1 million in the same period in the prior year. This increase is primarily attributable to higher levels of assets, including the Top of Iowa III wind-powered electric generating facility which was placed in service in the first quarter of 2008 as well as accelerated depreciation of certain Blount assets. For additional information on the Blount accelerated depreciation, see Footnote 11.

Working capital accounts contributed to $27.2 million in cash provided by operating activities for the three months ended March 31, 2008, compared to $19.4 million during the same period in the prior year. This increase of $7.9 million is primarily related to the change in accounts payable and stored natural gas. These changes resulted in additional cash provided by operating activities in the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

During the three months ended March 31, 2008 and 2007, MGE made $5.9 million and $4.8 million, respectively in discretionary contributions to the pension and other postretirement plans. See Footnote 8 for further discussion of MGE's Pension and Other Postretirement Benefits.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $5.6 million for the three months ended March 31, 2008, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2008, were $28.5 million. This amount represents a $4.7 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road of $3.0 million, $1.2 million in capital expenditures for the Top of Iowa III wind generation project, and $0.6 million in other utility capital expenditures. These increases were partially offset by a decrease of $0.1 million in capital expenditures related to WCCF.

During both the three months ended March 31, 2008 and 2007, MGE Energy did not make any cash capital contributions to ATC. However, during the three months ended March 31, 2007, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC.

During the three months ended March 31, 2008, proceeds from the sale of property were $0.3 million. These proceeds primarily relate to the sale of non-utility property.

MGE

MGE's cash used for investing activities increased $5.7 million for the three months ended March 31, 2008, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2008, were $28.5 million. This amount represents a $4.7 million increase from the expenditures made in the same period in the prior year. This increase is related to increased construction activity for Elm Road of $3.0 million, $1.2 million in capital expenditures for the Top of Iowa III wind generation project, and $0.6 million in other utility capital expenditures. These increases were partially offset by a decrease of $0.1 million in capital expenditures related to WCCF.

During both the three months ended March 31, 2008 and 2007, MGE did not make any cash capital contributions to ATC. However, during the three months ended March 31, 2007, MGE (through MGE Transco) transferred $1.4 million in certain transmission assets to ATC. In exchange for this transfer, MGE Transco received $0.7 million in cash proceeds and $0.7 million in an additional investment in ATC.

During the three months ended March 31, 2008, proceeds from the sale of property were $0.3 million. These proceeds primarily relate to the sale of non-utility property.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $18.3 million for the three months ended March 31, 2008, compared to $11.3 million for the three months ended March 31, 2007.

MGE Energy received $3.6 million and $6.0 million in cash proceeds as the result of stock issued during the three months ended March 31, 2008 and 2007, respectively.

For the three months ended March 31, 2008, net short term debt repayments were $14.0 million compared to $10.0 million for the same period in the prior year.

On March 31, 2008, MGE's $20 million unsecured line of credit expired. Aggregate commitments on bank lines of credit for MGE Energy and its subsidiaries as of March 31, 2008, were $135.0 million. As of March 31, 2008, outstanding borrowings on such lines of credit totaled $89.5 million, and $45.5 million was available for borrowing.

MGE

During the three months ended March 31, 2008, cash used for MGE's financing activities was $17.9 million compared to $12.0 million in the same period in the prior year.

No cash dividends were paid from MGE to MGE Energy for the three months ended March 31, 2008. For the three months ended March 31, 2007, cash dividends made from MGE to MGE Energy were $6.6 million.

For the three months ended March 31, 2008, net short term debt repayments were $27.0 million compared to $14.5 million for the same period in the prior year.

On March 31, 2008, MGE's $20 million unsecured line of credit expired. Aggregate commitments on bank lines of credit for MGE as of March 31, 2008, were $55.0 million. As of March 31, 2008, outstanding borrowings on such lines of credit totaled $34.0 million, and $21.0 million was available for borrowing.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2008	Dec. 31, 2007
Common shareholders' equity	55.4%	53.9%
Long-term debt*	33.3%	33.1%
Short-term debt	11.3%	13.0%
*Includes the current portion of long-term debt

MGE Energy's and MGE's Capital Requirements

As of March 31, 2008, MGE and MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is in part due to MGE currently funding the majority of its capital commitments for the Top of Iowa III wind project and the Elm Road project with short-term debt and the reclassification of $30.0 million of long-term debt which matures in September 2008, from a long-term to a current liability. MGE intends to refinance the $30 million medium-term note with an additional long-term debt facility. MGE intends to fund future capital commitments for the Elm Road projects with funds generated from normal operations, the issuance of long-term debt, and financing received from MGE Energy. MGE Energy intends to raise the funds for such financing primarily through the issuance of equity securities and short-term debt, as needed.

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2008, capital expenditures for MGE Energy and MGE totaled $28.5 million, which included $15.6 million of capital expenditures for Elm Road, $0.1 million of capital expenditures for MGE Power West Campus, $2.0 million for the Top of Iowa III wind project, and $10.8 million of capital expenditures for other utility operations.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2008. Further discussion of environmental matters is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007.

State mercury rules

In February 2008, the WDNR proposed new revisions to the state mercury rules under NR 446. The state's proposed rule is significantly different from the federal CAMR that was vacated in February 2008 by the U.S. Court of Appeals for the District of Columbia Circuit. See Item 1. Business in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2007, for additional discussion of the federal CAMR. The WDNR's proposed rule would require large coal fired electric generating units ("EGUs" larger than 150 MW) to either reduce mercury by 90% (or 0.008 lbs/GW-hr) by 2015, or alternatively, achieve these same mercury reductions by 2023 while meeting NOX and SO2 rate requirements. If this proposal becomes a rule, it will potentially increase capital and operating costs for Columbia, Blount and Elm Road. However, it is unknown at this time what those additional costs would be.

Federal National Ambient Air Quality Standards

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.0750 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for Dane and Columbia counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or both of these counties will demonstrate nonattainment for this new ozone standard which could result in additional operating and capital expenditures at Columbia (located in Columbia county) and Blount (located in Dane county). Similarly, new standards for particulate emissions under 2.5 microns and monitoring data may result in a nonattainment designation for Dane county for particulate emissions which could also result in increased expenditures at Blount.

Global Climate Change

On March 27, 2008, the U.S. EPA sent letters to various environmental committees in the U.S. Senate and House of Representatives announcing their plans to address their obligations under the Supreme Court's ruling in Massachusetts v. EPA. The letters to congress indicated that the EPA sees any Green House Gas regulations that they develop to be far-reaching and likely to include both mobile and stationary sources. EPA also announced their intent to solicit public comment on the regulation on GHG emissions through an Advance Notice of Proposed Rulemaking later this spring.

WPDES permit

On November 29, 2007, the Administrative Law Judge (the "ALJ") in the proceeding related to the previously issued Wisconsin Pollution Discharge Elimination System ("WPDES") permit determined that the two additional coal units that are part of the Oak Creek expansion are "new facilities" under Section 316(b) of the Federal Clean Water Act.

The ALJ did not vacate the WPDES permit or any other permit necessary to continue construction of the two additional coal units, pointing out that, based upon the present record, the water intake system currently under construction as part of the Oak Creek expansion may be permittable under the standards that apply to new facilities.

The ALJ remanded the WPDES permit to the Wisconsin Department of Natural Resources (the "WDNR") and directed the WDNR to reissue or modify the permit to reflect "best technology available" to comply with the standards applicable to new facilities under Wisconsin state law. As part of the decision, the ALJ restated his prior opinion that the water intake system currently under construction may not be operated so long as it remains a contested matter. The ALJ's ruling was appealed to circuit court, but the court dismissed the appeal on February 11, 2008, on the grounds that the ALJ decision was not a final order and further ruled that all issues decided by the ALJ may be judicially reviewed when there is a final decision.

The plant operator has advised us that there are alternatives under the United States Environmental Protection Agency's (the "EPA") rule for new facilities that would permit the use of the once-through cooling system rather than the use of cooling towers. The operator has requested the WDNR to issue a modified permit and has submitted additional information to the WDNR supporting the request for approval of the once-through cooling system under this rule. The operator anticipates the WDNR will complete the WPDES permit modification process in the first half of 2008. A reissued permit would be subject to public comment and possible administrative and legal review. We cannot predict the timing or results, or the effect upon construction schedule or costs, of any decision by the WDNR or any administrative or legal process that may follow.

While the process for modifying the WPDES permit proceeds, construction of the additional coal units continues on the current schedule.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (29%) of MGE's net generating capability. Various initiatives including, but not limited to, the CAIR, CAMR, MACT standards, and existing and proposed state mercury emissions limits, are expected to result in significant additional operating and capital expenditures at Columbia. The operator's current estimates show that MGE's share of the capital expenditures required to comply with these environmental initiatives will be between $130 million and $200 million. According to current estimates, compliance with these initiatives is also expected to result in an increase to MGE's pro-rata share of Columbia's on-going operating expenses. The operator and MGE management are continuing to explore various alternatives to comply with these standards. Accordingly, actual capital expenditures may fall above or below the range provided. MGE expects that the costs to comply with these standards will be fully recoverable through rates.

On April 30, 2008, the Circuit Court in Columbia County, Wisconsin entered judgment and approved a Stipulation and Order for Judgment (Stipulation) entered into by the State of Wisconsin and WPL, the operating owner of Columbia and the other Columbia owners, including MGE, to address a failure by the plant operator to file with the WDNR a timely application to renew an air permit for Columbia. The Stipulation was agreed to in response to a referral of enforcement action from the WDNR to the Wisconsin Attorney General following the previously announced notice of intent to sue alleging that the operator did not timely file its application for renewal of an air permit for Columbia and, thus, alleging that Columbia was operating without the necessary air permit. The Stipulation requires the operator to pay $285,000 in penalties and charges and to establish an environmental management system at Columbia to address environmental compliance matters, but allows the continued operation of Columbia in accordance with the terms and conditions of the expired air permit until a renewed permit is issued. The Stipulation bars any further action against the Columbia owners by the State of Wisconsin on this matter.

Restructuring Activities

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use at the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE has determined that certain employee positions will be eliminated in 2011 as a result of this exit plan.

MGE has entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, MGE ratified a labor agreement with the IBEW providing those union employees affected by the exit plan with involuntary and voluntary severance benefits. The nonunion and union benefits are expected to be paid follows: $0.2 million in 2010 and $1.3 million in 2011.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

Other Regulatory Matters

Fuel surcharge

On March 31, 2008, MGE filed an application with the PSCW requesting a surcharge on its electric rates to cover increased fuel and purchased power costs. In its application to the PSCW, MGE stated that actual January and February fuel costs exceeded the monthly fuel rules bandwidth. Additionally, MGE reported that annual fuel costs per kWh, computed based on actual results for January and February and revised forecasts for the remainder of the year, exceeded the annual fuel rules bandwidth. On May 5, 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge on MGE's electric rates. This interim fuel surcharge will result in an estimated $8.0 million increase in electric revenues on an annual basis. The interim fuel surcharge was included in electric rates as of May 6, 2008. Pursuant to the provisions of this interim order, MGE's electric revenues resulting from this interim surcharge are subject to refund with interest at 10.8% should it ultimately be determined that the interim fuel surcharge resulted in collections greater than actual costs.

New Accounting Principles

Pension Protection Act

During the third quarter of 2006, President Bush signed into law the Pension Protection Act of 2006, which will affect the manner in which companies, including MGE and MGE Energy, administer their pension plans. This legislation will require companies to, amongst other things, increase the amount by which they fund their pension plans, pay higher premiums to the Pension Benefit Guaranty Corporation if they sponsor defined benefit plans, amend plan documents and provide additional plan disclosures in regulatory filings and to plan participants. This legislation became effective as of January 1, 2008. The U.S. Treasury Department's interim guidance indicates that further guidance is forthcoming. MGE does not expect significant changes in expected cash flows as a result of the Act. Absent changes in plan design as a result of the Act, the Act is not expected to materially impact MGE and MGE Energy's results of operations.

FSP FIN 39-1

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE and MGE Energy elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE and MGE Energy as of January 1, 2008. The effects of applying this pronouncement shall be recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE or MGE Energy's net income. At March 31, 2008, MGE Energy and MGE did not have any cash collateral to net against the net derivative positions with counterparties.

FAS 160 and FAS 141(R)

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements will change the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. In addition, FAS 160 will change the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact these pronouncements will have on their financial statements.

FAS 161

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. MGE and MGE Energy have elected not to early adopt this pronouncement. Therefore, FAS 161 will be effective for MGE and MGE Energy as of January 1, 2009. MGE and MGE Energy are currently assessing the impact this pronouncement will have on their financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and uses derivative instruments. MGE's market risk has not changed between 2007 and 2008. MGE does not enter into speculative trading transactions.

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

A summary of actual weather information in the utility segment's service territory during the three months ended March 31, 2008, as measured by degree days, may be found in results of operations.

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

Under the electric fuel rules, MGE may be required to refund to customers if its actual fuel costs fall outside the lower end of the range and would be allowed to request a surcharge if those actual fuel costs exceed the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Pursuant to the PSCW order issued on December 14, 2007, MGE's electric fuel rules monitored range is a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2008, fuel and purchased power costs included in MGE's base fuel rates are $119.1 million. See Footnote 14.b. for additional information. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial contracts, including futures, swaps, options, and forwards. Under MGE's risk management plan, the maximum length of time over which cash flows related to energy commodities, except for the ten-year purchased power agreement described below, are currently being cash-flow hedged is one year.

At March 31, 2008, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased electric transmission congestion charges. At March 31, 2008, the net market value of all these aforementioned instruments exceeded their costs by $4.6 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 12, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at March 31, 2008, is $0.1 million.

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

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 315 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,625 square miles in Wisconsin. Based on results for the year ended December 31, 2007, no one customer constituted more than 7% of total operating revenues for MGE and MGE Energy. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the first quarter of 2008, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2008, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2008, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the first quarter of 2008, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2008, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2008, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's annual report on Form 10-K for the year ended December 31, 2007. See Note 10 of Notes to Consolidated Financial Statements in this report for further information regarding lawsuits and proceedings.

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Terry A. Hanson for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Terry A. Hanson for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed by the following officers for the following companies:

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

MGE ENERGY, INC.
Date: May 7, 2008	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 7, 2008	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY
Date: May 7, 2008	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)
Date: May 7, 2008	/s/ Terry A. Hanson
Terry A. Hanson Vice President, Chief Financial Officer and Secretary (Chief Financial and Accounting Officer)