Form 10-Q
period 2009-03-31
MADISON GAS & ELECTRIC CO
filed 2009-05-07
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2009

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [ ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2009
MGE Energy, Inc.	Common stock, $1.00 par value, 23,086,485 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

Filing Format

Forward-Looking Statements

Where to Find More Information

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Consolidated Balance Sheets (unaudited)

Consolidated Statements of Equity and Comprehensive Income (unaudited)

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

Consolidated Statements of Cash Flows (unaudited)

Consolidated Balance Sheets (unaudited)

Consolidated Statements of Equity and Comprehensive Income (unaudited)

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

Item 1. Legal Proceedings.

Item 6. Exhibits.

Signatures - MGE Energy, Inc.

Signatures - Madison Gas and Electric Company

PART I. FINANCIAL INFORMATION.

Filing Format

This combined quarterly report on Form 10-Q is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a majority of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our," as used in this report, refer to MGE Energy and its consolidated subsidiaries, unless otherwise indicated.

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2008 Annual Report on Form 10-K: ITEM 1A. Risk Factors and ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

AFUDC	Allowance for funds used during construction
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CH4	Methane
CO2	Carbon dioxide
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
Distribution Agreement	Distribution Agreement between MGE Energy and J.P. Morgan Securities Inc.
Dth	Dekatherms
EITF	Emerging Issues Task Force
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
ERS	Elm Road Services, LLC
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation No.
FNTP	Full notice to proceed
FSP	FASB Staff Position
FTR	Financial Transmission Rights
GCIM	Gas cost incentive mechanism
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
HFC	Hydrofluorocarbons
IBEW	International Brotherhood of Electric Workers
IRS	Internal Revenue Service
J.P. Morgan	J.P. Morgan Securities Inc.
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
MACT	Maximum available control technology
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
N2O	Nitrous oxide
NOx	Nitrogen oxide
NR	Natural Resources
NSPS	New source performance standards
NYMEX	New York Mercantile Exchange
PFC	Perfluorocarbons
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)

PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
RTO	Regional Transmission Organization
Standard &Poor's	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies
SEC	Securities and Exchange Commission
SF6	Sulfur hexafluoride
SFAS	Statement of Financial Accounting Standards (issued by the FASB )
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	Variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,
	2009	2008
Operating Revenues:
Regulated revenues	$178,947	$187,923
Nonregulated revenues	2,197	2,073
Total Operating Revenues	181,144	189,996

Operating Expenses:
Fuel for electric generation	9,872	16,194
Purchased power	25,038	21,679
Cost of gas sold	70,328	77,943
Other operations and maintenance	36,854	36,096
Depreciation and amortization	10,054	9,397
Other general taxes	4,662	4,379
Total Operating Expenses	156,808	165,688
Operating Income	24,336	24,308

Other income, net	1,979	576
Interest expense, net	(3,389)	(3,433)
Income before income taxes	22,926	21,451
Income tax provision	(7,974)	(7,614)
Net Income	$14,952	$13,837

Earnings per Share of Common Stock (basic and diluted)	$0.65	$0.63

Dividends paid per share of common stock	$0.362	$0.355

Average Shares Outstanding (basic and diluted)	22,956	21,989

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$14,952	$13,837
Items not affecting cash:
Depreciation and amortization	10,054	9,397
Deferred income taxes	203	(2,502)
Provision for doubtful accounts receivable	1,637	1,098
AFUDC - equity funds	(106)	(532)
Employee benefit plan expenses	1,800	2,026
Equity earnings in ATC	(1,981)	(1,606)
Other items	429	378
Changes in working capital:
Decrease in current assets	38,410	21,370
(Decrease) increase in current liabilities	(12,269)	5,833
Dividend income from ATC	1,520	1,117
Cash contributions to pension and other postretirement plans	(6,621)	(5,942)
Other noncurrent items, net	1,804	1,303
Cash Provided by Operating Activities	49,832	45,777

Investing Activities:
Capital expenditures	(18,627)	(28,541)
Capital contributions to investments	(888)	(50)
Other	977	482
Cash Used for Investing Activities	(18,538)	(28,109)

Financing Activities:
Issuance of common stock	4,402	3,553
Cash dividends paid on common stock	(8,302)	(7,805)
Decrease in short-term debt, net	(25,500)	(14,000)
Cash Used for Financing Activities	(29,400)	(18,252)

Change in Cash and Cash Equivalents	1,894	(584)
Cash and cash equivalents at beginning of period	4,106	3,789
Cash and cash equivalents at end of period	$6,000	$3,205

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,000	$4,106
Restricted cash	4,303	4,805
Accounts receivable, less reserves of $4,857 and $4,076, respectively	42,439	45,266
Other accounts receivable, less reserves of $204 and $200, respectively	6,878	7,659
Unbilled revenues	22,869	34,701
Materials and supplies, at average cost	15,953	15,592
Fossil fuel	4,920	3,228
Stored natural gas, at average cost	21,655	42,146
Prepaid taxes	10,576	15,671
Regulatory assets - current	10,673	9,876
Other current assets	7,839	10,828
Total Current Assets	154,105	193,878
Other long-term receivables	2,989	3,005
Special billing projects	299	464
Regulatory assets	121,072	116,165
Other deferred assets and other	5,467	5,620
Property, Plant, and Equipment, Net	710,613	702,549
Construction work in progress	196,612	198,694
Total Property, Plant, and Equipment	907,225	901,243
Other Property and Investments	49,132	47,900
Total Assets	$1,240,289	$1,268,275

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	$99,000	$124,500
Accounts payable	28,013	47,229
Accrued interest and taxes	10,148	4,070
Deferred income taxes	1,010	3,306
Regulatory liabilities - current	1,426	5,974
Pension liability - current	813	813
Other current liabilities	20,735	19,349
Total Current Liabilities	161,145	205,241
Other Credits:
Deferred income taxes	120,287	117,505
Investment tax credit - deferred	2,650	2,736
Regulatory liabilities	19,172	18,814
Accrued pension and other postretirement benefits	133,996	137,286
Other deferred liabilities and other	41,399	36,083
Total Other Credits	317,504	312,424
Capitalization:
Common shareholders' equity	489,216	478,202
Long-term debt	272,424	272,408
Total Capitalization	761,640	750,610
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,240,289	$1,268,275

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Equity and Comprehensive Income (unaudited)

(In thousands, except per-share amounts)

					Accumulated Other Comprehensive (Loss)/Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings		Comprehensive Income
	Shares	Value					Total
Beginning balance - Dec. 31, 2008	22,905	$22,905	$310,202	$144,904	$191		$478,202
Net income				14,952		$14,952	14,952
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $26 tax					(38)	(38)	(38)
Total comprehensive income						$14,914
Common stock dividends declared ($0.362 per share)				(8,302)			(8,302)
Common stock issued, net	148	148	4,254				4,402
Ending Balance - March 31, 2009	23,053	$23,053	$314,456	$151,554	$153		$489,216

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating Revenues:
Regulated electric revenues	$80,127	$82,439
Regulated gas revenues	98,820	105,484
Nonregulated revenues	2,197	2,073
Total Operating Revenues	181,144	189,996

Operating Expenses:
Fuel for electric generation	9,872	16,194
Purchased power	25,038	21,679
Cost of gas sold	70,328	77,943
Other operations and maintenance	36,627	36,032
Depreciation and amortization	10,054	9,397
Other general taxes	4,662	4,379
Income tax provision	6,969	7,209
Total Operating Expenses	163,550	172,833
Operating Income	17,594	17,163

Other Income and Deductions:
AFUDC - equity funds	106	532
Equity earnings in ATC	1,981	1,606
Income tax provision	(811)	(145)
Other deductions, net	(106)	(1,561)
Total Other Income and Deductions	1,170	432
Income before interest expense	18,764	17,595

Interest Expense:
Interest on long-term debt	4,104	3,995
Other interest, net	23	369
AFUDC - borrowed funds	(44)	(221)
Net Interest Expense	4,083	4,143
Net Income Before Noncontrolling Interest	$14,681	$13,452
Noncontrolling interest, net of tax	(3,376)	(3,146)
Net Income Attributable to MGE	$11,305	$10,306

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$14,681	$13,452
Items not affecting cash:
Depreciation and amortization	10,054	9,397
Deferred income taxes	203	(2,502)
Provision for doubtful accounts receivable	1,637	1,098
AFUDC - equity funds	(106)	(532)
Employee benefit plan expenses	1,800	2,026
Equity earnings in ATC	(1,981)	(1,606)
Other items	429	378
Changes in working capital:
Decrease in current assets	36,471	19,812
(Decrease) increase in current liabilities	(10,733)	7,423
Dividend income from ATC	1,520	1,117
Cash contributions to pension and other postretirement plans	(6,621)	(5,942)
Other noncurrent items, net	1,812	1,284
Cash Provided by Operating Activities	49,166	45,405

Investing Activities:
Capital expenditures	(18,627)	(28,541)
Capital contributions to investments	(888)	-
Other	971	422
Cash Used for Investing Activities	(18,544)	(28,119)

Financing Activities:
Distributions to parent from noncontrolling interest	(2,386)	(3,108)
Equity contributions received by noncontrolling interest	888	12,159
Decrease in short-term debt, net	(27,500)	(27,000)
Cash Used for Financing Activities	(28,998)	(17,949)

Change in Cash and Cash Equivalents	1,624	(663)
Cash and cash equivalents at beginning of period	1,318	1,859
Cash and cash equivalents at end of period	$2,942	$1,196

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	March 31, 2009	December 31, 2008
Utility Plant (At Original Cost, in Service):
Electric	$786,023	$773,605
Gas	282,372	279,483
Nonregulated	110,340	110,317
Gross plant in service	1,178,735	1,163,405
Less accumulated provision for depreciation	(468,321)	(461,037)
Net plant in service	710,414	702,368
Construction work in progress	196,612	198,694
Total Utility Plant	907,026	901,062
Other property and investments	863	965
Investment in ATC	47,566	46,217
Total Other Property and Investments	48,429	47,182
Current Assets:
Cash and cash equivalents	2,942	1,318
Restricted cash	4,303	4,805
Accounts receivable, less reserves of $4,857 and $4,076, respectively	42,439	45,266
Affiliate receivables	2,735	2,547
Other receivables, less reserves of $204 and $200, respectively	6,877	7,575
Unbilled revenues	22,869	34,701
Materials and supplies, at average cost	15,953	15,592
Fossil fuel	4,920	3,228
Stored natural gas, at average cost	21,655	42,146
Prepaid taxes	10,576	14,013
Regulatory assets - current	10,673	9,876
Other current assets	7,825	10,804
Total Current Assets	153,767	191,871
Other long-term receivables	2,380	2,390
Special billing projects	299	464
Affiliate receivable long-term	6,433	6,433
Regulatory assets	121,072	116,165
Other deferred assets and other	5,404	5,555
Total Assets	$1,244,810	$1,271,122

CAPITALIZATION AND LIABILITIES
Equity:
Common stockholder's equity	$385,524	$374,253
Noncontrolling interest	176,035	174,157
Total Equity	561,559	548,410
Long-term debt	272,424	272,408
Total Capitalization	833,983	820,818
Current Liabilities:
Short-term debt - commercial paper	23,500	51,000
Accounts payable	28,003	47,186
Affiliate payables	20	63
Accrued interest and taxes	18,000	10,307
Accrued payroll related items	6,023	7,380
Deferred income taxes	1,010	3,305
Regulatory liabilities - current	1,426	5,974
Pension liability - current	813	813
Other current liabilities	14,661	11,987
Total Current Liabilities	93,456	138,015
Other Credits:
Deferred income taxes	120,154	117,369
Investment tax credit - deferred	2,650	2,736
Regulatory liabilities	19,172	18,814
Accrued pension and other postretirement benefits	133,996	137,286
Other deferred liabilities and other	41,399	36,084
Total Other Credits	317,371	312,289
Commitments and contingencies (see Footnote 9)	-	-
Total Capitalization and Liabilities	$1,244,810	$1,271,122

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity and Comprehensive Income (unaudited)

(In thousands)

	MGE							Total
			Additional Paid-in Capital		Accumulated Other Comprehensive Income/(Loss)
	Common Stock			Retained Earnings		Non- controlling Interest	Comprehensive Income
	Shares	Value
Beginning balance - Dec. 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157		$548,410
Net income				11,305		3,376	$14,681	14,681
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $22 tax					(34)		(34)	(34)
Total comprehensive income							$14,647
Equity contribution received by noncontrolling interest						888		888
Distributions to parent from noncontrolling interest						(2,386)		(2,386)
Ending balance - March 31, 2009	17,348	$17,348	$192,417	$175,659	$100	$176,035		$561,559

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2009

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

In accordance with FIN 46(R), Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51, MGE is required to consolidate MGE Power West Campus and MGE Power Elm Road. Both entities own electric generating assets and lease those assets to MGE. MGE is considered the primary beneficiary of these entities as a result of these leasing arrangements.

The accompanying consolidated financial statements as of March 31, 2009, and for the three months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2008, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 112 of the 2008 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly-issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan.

For the three months ended March 31, 2009, MGE Energy issued 148,164 new shares of common stock under the Stock Plan for net proceeds of $4.4 million. For the three months ended March 31, 2008, MGE Energy issued 109,146 new shares of common stock under the Stock Plan for net proceeds of $3.6 million.

On November 9, 2006, MGE Energy entered into a Distribution Agreement with J.P. Morgan under which MGE Energy may offer and sell up to 1,500,000 shares of its common stock. During the three months ended March 31, 2008, MGE Energy did not issue any shares of its common stock under this agreement. This agreement expired in December 2008.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Credit Facilities - MGE Energy and MGE.

On March 31, 2009, MGE amended its existing agreement dated August 29, 2008, with JPMorgan Chase Bank, N.A., as lender, which provides MGE with a $20 million committed credit facility. The principal purpose of the amendment was to extend the expiration date of the original agreement from March 31, 2009, to March 30, 2010. The credit facility continues to be used as a backup facility to MGE's commercial paper program. As of March 31, 2009, no borrowings were outstanding under the credit facility.

The amendment also changed the interest rate provisions of the original agreement. As amended, borrowings under the credit facility may bear interest at either (i) a LIBOR-based rate (as defined in the original agreement) for an applicable interest period, plus 1.50% or (ii) an Alternate Base Rate, plus 1%. The Alternate Base Rate is defined as the greater of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the Federal Funds Effective Rate (as defined in the original agreement) plus 0.50% and (3) the one-month LIBOR-based rate plus 1%. The amendment also changed the non-use fee to 0.150% per annum on the unused commitment under the credit facility.

3.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

(In thousands)	Three Months Ended March 31,
	2009	2008
MGE Energy
Net income	$14,952	$13,837
Unrealized loss on cash flow hedges, net of tax ($- and $177)	-	(264)
Unrealized loss on available-for-sale securities, net of tax ($26 and $208)	(38)	(311)
Total comprehensive income	$14,914	$13,262

MGE
Net income	$14,681	$13,452
Unrealized loss on cash flow hedges, net of tax ($- and $177)	-	(264)
Unrealized loss on available-for-sale securities, net of tax ($22 and $186)	(34)	(278)
Total comprehensive income	$14,647	$12,910

4.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% voting ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2009 and 2008, MGE Transco recorded equity earnings from the investment in ATC of $2.0 million (pretax) and $1.6 million (pretax), respectively. Dividend income received from ATC was $1.5 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, MGE Transco made capital contributions of $0.9 million. During the three months ended March 31, 2008, MGE Transco made no cash contributions to ATC.

At March 31, 2009, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three months ended March 31, 2009 and 2008, is as follows:

(In thousands)
Income statement data for the three months ended March 31,	2009	2008
Operating revenues	$126,232	$109,092
Operating expenses	(56,955)	(50,916)
Other expense, net	(63)	(148)
Interest expense, net	(18,265)	(15,635)
Earnings before members' income taxes	$50,949	$42,393
MGE Energy's and MGE's equity earnings in ATC	$1,981	$1,606

5.

Taxes - MGE Energy and MGE.

a.

FIN 48.

MGE Energy and MGE adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. Under FIN 48, the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements is an unrecognized tax benefit.

For both MGE Energy and MGE, there have been no changes to unrecognized tax benefits existing at December 31, 2008, nor any additions for new tax positions, during the three months ended March 31, 2009.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three months ended March 31, 2009, is 34.8% compared to 35.5% for the same period in 2008. This decrease is attributable to an increase in the federal tax credit for producing electricity from wind energy. Federal law allows a tax credit of 2.1 cents per kilowatt hour of electricity produced and sold from wind energy.

The decrease in the effective income tax rate for MGE from 35.3% in the first quarter of 2008 to 34.6% for the first quarter of 2009 is similarly due to an increased wind energy tax credit.

Under 2009 Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The effect of the combined reporting statute in Wisconsin is not expected to make any significant changes to the effective income tax rate or the tax accrual.

6.

Elm Road - MGE Energy and MGE.

a.

Construction.

On November 4, 2005, MGE Power Elm Road acquired an 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's sole principal asset is the 8.33% undivided ownership interest in the aforementioned coal-fired generating plants. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. The estimated share of capital costs for that ownership interest in both units was approximately $172 million (excluding capitalized interest).

In July 2008, the Elm Road construction contractor, Bechtel, gave notice forecasting that the in-service date of Unit 1 would be delayed by three months from the guaranteed in-service date of September 29, 2009, and that the in-service date of Unit 2 would be one month earlier than the guaranteed in-service date of September 29, 2010. The notice stated that the delays in Unit 1 were caused by severe weather, changes in local labor conditions from those anticipated by the contractor and other factors. On December 23, 2008, we received notice from Elm Road Services, LLC (ERS) that it had received a letter from Bechtel containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. Bechtel is constructing the Elm Road units under a Turnkey Engineering, Procurement and Construction Contract for Supercritical Pulverized Coal Fired Electric Generation Facility dated April 9, 2004 (the "Contract") with ERS, which is the project manager for the Elm Road units.

MGE Power Elm Road has leased the Elm Road units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred.

Bechtel asserted two claims for cost and schedule relief in its December 2008 letter to ERS:

•

The first claim is based on the alleged impact of severe weather and specified labor-related matters. It seeks compensation for additional costs of approximately $413 million, of which MGE Energy's share would be approximately $34.4 million, if the claim is successful in full. Bechtel has reserved the right to request future additional costs and schedule relief. Bechtel seeks cost and schedule relief for weather-related events, which it contends are force majeure events and changed local conditions under the Contract, consisting of extreme winds from September 2006 through April 2007, snowstorms from December 2007 through April 2008, and rain storms in June 2008. It also seeks cost and schedule relief based upon alleged changes in labor conditions, which it contends consisted of a significant shortage in the availability of craft labor, significant increases in competing projects, overtime and per diems allegedly necessary to attract labor, and alleged restrictions that the project labor agreement placed on Bechtel's ability to attract and retain craft labor.

•

The second claim is based upon the alleged effects of ERS-directed changes and ERS-caused delays prior to the issuance of the full notice to proceed ("FNTP") in July 2005. It seeks compensation for additional costs of approximately $72 million, of which MGE Energy's share would be approximately $6 million, if the claim is successful in full. These changes and delays are alleged to consist of a delay in issuing certain limited notices to proceed, a delay in issuing the FNTP until the final resolution of litigation brought by opposition groups that challenged the Certificate of Public Convenience and Necessity for the Elm Road units, the imposition of additional limits to third party cancellation charges that allegedly restricted Bechtel's ability to issue purchase orders, a reduction of the pre-FNTP monthly payments below the amounts required by the Contract, and a request by ERS to perform design studies and issue design changes during the pre-FNTP period.

Although ERS is in the process of analyzing the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units owners currently retain price adjustment risk under the contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has stated that it currently believes Bechtel was fully compensated for any and all impacts of the delayed start as indicated in certain change orders entered into between ERS and Bechtel prior to the start of construction of the Elm Road units. Furthermore, ERS has stated that it does not believe that the contract provides for relief based upon the cumulative impact of change orders.

ERS has invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. ERS and Bechtel have since agreed to combine these issues and Bechtel's claims into one mediation. ERS anticipates mediating all issues before the end of the year and if this is unsuccessful, the contract calls for binding arbitration which ERS anticipates will be concluded in 2010. We are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order.

Bechtel continues to target an in-service date for Elm Road unit 1 three months beyond the guaranteed Contract date of September 29, 2009, and an in-service date for Elm Road unit 2 one month earlier than the guaranteed Contract date of September 29, 2010. However, Bechtel does request schedule relief that would result in six months of relief from liquidated damages beyond the guaranteed Contract date for unit 1 and three months of relief from liquidated damages beyond the guaranteed Contract date for unit 2. Although Bechtel has made significant progress in much of the construction plan, it has fallen behind in moving from construction to start-up. Bechtel has informed ERS that it has developed a recovery plan and is adding resources in an effort to recover the lost time.

At March 31, 2009, $148.0 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest in accordance with SFAS 34, Capitalization of Interest Cost, on the Elm Road project. At March 31, 2009, MGE Power Elm Road recorded a total of $11.7 million in capitalized interest related to the Elm Road project which is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets.

b.

Consolidation.

In connection with this project, MGE Energy and its subsidiaries entered into various agreements, including facility lease agreements between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE with respect to each of the generating units. The financial terms of the facility leases include a capital structure of 55% equity and 45% long-term debt, return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

Based on the nature and terms of the leasing agreements and the relationship they establish, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under FIN 46(R). Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest.

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be $59.6 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost. During 2009, MGE will recover $11.1 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $9.5 million relates to carrying costs and $1.6 million relates to management fees, community impact mitigation costs, and other related costs.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $20.6 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the facility will be depreciated. The remaining $39.0 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates. For the three months ended March 31, 2009, $2.4 million related to the carrying costs were recovered in rates. Of this amount, $0.4 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE Energy and MGE. The remaining $2.0 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE.

7.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three months ended March 31, 2009 and 2008. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. In 2009, $2.2 million of the net periodic benefit cost has been deferred on the consolidated balance sheet as a result of PSCW approval.

(In thousands)	Three Months Ended March 31,
	2009	2008
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,354	$1,304
Interest cost	2,983	2,829
Expected return on assets	(2,302)	(3,345)
Amortization of:
Transition obligation	36	36
Prior service cost	111	111
Actuarial loss	1,211	99
Net periodic benefit cost	$3,393	$1,034

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$478	$466
Interest cost	973	949
Expected return on assets	(229)	(324)
Amortization of:
Transition obligation	107	107
Prior service cost	72	72
Actuarial loss	168	76
Net periodic benefit cost	$1,569	$1,346

8.

Share-Based Compensation - MGE Energy and MGE.

The MGE Energy Board approved a Performance Unit Plan on December 15, 2006. Under that plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2008 and 2007, on January 16, 2009, 18,604 units were granted based on the MGE Energy closing stock price as of that date. These newly-granted units are subject to a five year graded vesting schedule. Based on the provisions of SFAS 123R, Share-Based Payment, on the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards, including the outstanding awards granted in 2008 and 2007, has been subsequently re-measured at March 31, 2009, as required by applicable accounting principles. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability.

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

During both the three months ended March 31, 2009 and 2008, MGE recorded $0.1 million in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned periods. At March 31, 2009, $0.1 million of these awards were vested.

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

Solid Waste

MGE is listed as a potentially responsible party for the Lenz Oil site in Lemont, Illinois, which is a site on the national priorities Superfund list. This site was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At March 31, 2009, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

Water Quality

MGE is subject to various water quality regulations issued by the WDNR. These regulations limit chemical and thermal discharges from MGE's plants and activities into Wisconsin waters. These regulations also limit water intake from new and existing power plants. EPA's proposed regulations regarding water intake from existing power plants continue to evolve and MGE is monitoring these regulations to determine the effect on our facilities.

The WDNR is promulgating revised rules to regulate thermal effluent discharges from point sources in Wisconsin. The current draft rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined, however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect Elm Road to be impacted by this rule.

Energy Efficiency and Renewables

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This new legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. As part of this initiative, MGE plans to add additional renewable energy resources, such as wind farms. MGE expects the cost to comply with the Act and its accompanying regulations will be recoverable through current and future rates.

Air Quality

Air quality regulations promulgated by the EPA and WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), new source performance standards (NSPS), Clean Air Visibility Rule (CAVR), and the protection of visibility by application of best available retrofit technologies (BART), are expected to result in significant additional operating and capital expenditures at Columbia, Elm Road, and Blount. Further, the state of Wisconsin's mercury rules under NR 446 have been finalized through state legislative review process, these rules are expected to further increase mercury control compliance costs at these facilities.

On March 12, 2008, the U.S. EPA announced a new national ambient air quality standard for ozone which is more stringent than the current standard (standard lowered from 0.08 to 0.0750 parts per million). States (including Wisconsin) must monitor and collect data on ozone levels in order to determine attainment or nonattainment status on a county and/or area basis. Currently available monitoring data for the years 2006 – 2008 for Dane, Columbia, and Milwaukee counties demonstrates attainment with this new standard. However, final attainment designations will not be made until 2010 using the monitoring data collected during the period 2007 through 2009. There is a possibility that future monitoring data for one or more of these counties will demonstrate nonattainment for this new ozone standard, which could result in additional operating and capital expenditures at Columbia (located in Columbia County), Blount and WCCF (located in Dane County) and Elm Road (located in Milwaukee County). Similarly, new standards for particulate emissions under 2.5 microns and monitoring data has resulted in a preliminary nonattainment designation for Dane, Columbia, and Milwaukee counties for particulate emissions, which could also result in increased expenditures at our generation facilities. On February 18, 2009, the State of Wisconsin requested that the EPA re-evaluate several Wisconsin counties' nonattainment designations based on these counties' being in attainment using the most recent monitoring data (years 2006-2008). Wisconsin's request included the re-designation of Dane and Columbia counties to attainment status. The EPA has not formally responded to this re-evaluation request. (See the Federal National Ambient Air Quality Standards subsection within the Environmental Matters section in Part I, Item 1 of the 2008 Annual Report on Form 10-K for additional details).

On February 9, 2009, the Justice Department, on behalf of the EPA, asked the Supreme Court to dismiss EPA's request (petition for certiorari) that the Court review the D.C. Circuit Court's vacatur of the Clean Air Mercury Rule (CAMR). This withdraw paves the way for the EPA to develop Maximum Achievable Control Technology (MACT) standards for electric utilities. It is unclear at this time how quickly MACT standards will be created for electric utilities and how they will affect MGE's operations, however, earlier versions of the MACT rule for electric utilities focused on mercury emissions from electric utilities that burned oil and coal for distribution in commerce. The implementation of the MACT standards will likely affect our facilities that burn coal and oil, however, we are uncertain of the exact cost at this time.

In 1998, the EPA issued a rule that imposed NOx emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia invalidated a portion of the rule as applied to Wisconsin; however, the Court stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin's alleged impacts on downwind eight-hour ozone nonattainment areas. If that portion of the rule concerning eight-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF.

Columbia

In April 2009, the Columbia owners filed a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project as a result of an environmental initiative. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of March 31, 2009, MGE had incurred $0.7 million (excluding carrying costs) in expenditures at Columbia related this environmental initiative.

As of March 31, 2009, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is estimated to be $0.3 million for the remainder of 2009. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

WPL, the operator of Columbia, is aware of public comments or petitions from citizen groups submitted to the WDNR and U.S. EPA objecting to the renewal of the Title V air operating permit at Columbia. In September 2008, WPL received a Title V air permit renewal for Columbia from WDNR, which contained permit changes and responded to the citizen comments. In December 2008, a citizen group submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging EPA to challenge the Columbia permit. In March 2009, this citizen group commenced an action against the U.S. EPA in federal court in Wisconsin, challenging the EPA's failure to act on their petition.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 28, 2009. At March 31, 2009, MGE has outstanding $4.0 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2009, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.5 million in 2009, $0.9 million in 2010, $0.6 million in 2011, $0.4 million in 2012, and $0.4 million in 2013.

c.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of March 31, 2009, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations, financial position, and cash flows.

d.

ATC Capital Commitment - MGE Energy and MGE.

On March 17, 2009, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $0.7 million to ATC in April 2009.

10.

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

MGE has entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, MGE ratified a labor agreement with the IBEW providing those union employees affected by the exit plan with involuntary and voluntary severance benefits. MGE has accounted for the involuntary union and nonunion severance benefits in accordance with the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. Benefits are expected to be paid as follows: $0.1 million in 2010 and $1.2 million in 2011. Total benefits paid as of March 31, 2009, were $0.2 million.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. To comply with the MISO directive, MGE will delay plans for retiring 90 MW of generation equipment at Blount. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After 2011, the entire plant will be operated exclusively on natural gas. MGE will be working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery. MGE management will also begin working on an implementation plan.

The following table presents the activity in the restructuring accrual from December 31, 2008, through March 31, 2009:

(In thousands)
Balance at December 31, 2008	$671
Additional expense, net (deferred)	22
Cash payments during the period	-
Balance at March 31, 2009	$693

The aforementioned exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011. These assets will be recovered in rates over a four year period starting in 2008. For both the three months ended March 31, 2009 and 2008, $0.8 million of accelerated depreciation expense had been recognized and recovered in rates.

11.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. MGE evaluates its derivative contracts in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, SFAS 133 requires MGE Energy and MGE to recognize such derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge against specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is two years. Generally, electric commodity derivative contracts have a volume hedge limit of 85% of projected power and fuel volumes for each month. Gas commodity derivative contracts generally have a volume hedge limit of 75% of flowing gas and 75% of storage gas. FTRs have a volume hedge limit of 100% of forecasted monthly peak demand. As of March 31, 2009, MGE is in compliance with these limits. If the derivative qualifies for regulatory deferral subject to the provisions of SFAS 71, Accounting for the Effects of Certain Types of Regulation, the derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

In April 2007, the FASB issued FSP 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). This pronouncement amends FIN 39, Offsetting of Amounts Related to Certain Contracts, and allows companies to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. MGE Energy and MGE elected the net presentation as prescribed by this pronouncement. FSP FIN 39-1 became effective for MGE Energy and MGE as of January 1, 2008. The effects of applying this pronouncement were recognized as a change in accounting principle through retroactive application for all financial statements presented. The adoption of this pronouncement did not have any impact on MGE Energy's or MGE's net income. At March 31, 2009, MGE Energy and MGE had $10.8 million in cash collateral that was netted against the net derivative positions with counterparties.

During 2009, MGE purchased and sold exchange-traded and over the counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2009, the cost basis of these financial instruments exceeded their fair value by $10.8 million.

During 2009, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive a set percentage of the benefits or loss from these deals if certain thresholds are achieved. The portion related to the shareholders is reflected in other comprehensive income and the portion related to customers is reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. At March 31, 2009, none of these instruments were outstanding.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2009, reflects a loss position of $8.6 million. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the balance sheet at March 31, 2009. All derivative instruments in this table are presented on a gross basis and are calculated prior to the application of FSP FIN 39-1 which allows for netting of instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral. For financial statement purposes, MGE Energy and MGE have applied FSP FIN 39-1 by netting instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral.

	Asset Derivatives		Liability Derivatives
(in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Other current assets	$941	Other current liabilities	$11,465
Commodity derivative contracts	Other deferred charges	139	Other deferred liabilities	406
FTRs	Other current assets	57	Other current liabilities	98
Ten-year PPA	N/A	N/A	Other deferred liabilities	8,593

The following table summarizes the unrealized and realized losses related to the derivative instruments on the balance sheet at March 31, 2009, and the income statement for the three months ended March 31, 2009 (a).

(in thousands)	Current and long-term Regulatory Asset	Other current assets
Balance at December 31, 2008	$14,007	$4,466
Change in unrealized loss	18,767	-
Realized loss reclassified to a deferred account	(8,416)	8,416
Realized loss reclassified to income statement	(4,933)	(10,672)
Balance at March 31, 2009	$19,425	$2,210

(in thousands)	Regulated gas revenues	Fuel for electric generation/ Purchased power	Cost of gas sold
Realized losses:
Commodity derivative contracts	$84	$7,410	$7,519
FTRs	-	592	-
Ten-year PPA	-	-	-

(a)

MGE's commodity derivative contracts, FTRs and ten-year PPA are subject to regulatory deferral under the provisions of SFAS 71. These derivatives are marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the balance sheet and are recognized in earnings in the delivery month applicable to the instrument. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (BBB-) once MGE begins purchasing energy under the contract. The amount of collateral that may be required to post varies from $20.0 million to $40.0 million depending on MGE's nominated capacity amount. At March 31, 2009, the ten-year PPA was in a net liability of $8.6 million. A counterparty related to FTRs extends MGE a credit limit of $1.0 million. If MGE exceeds this limit, collateral may need to be posted. At March 31, 2009, the FTRs related to this counterparty are in a net liability of less than $0.1 million.

On September 26, 2007, MGE entered into a non-exchange traded HDD collar. This agreement extended from January 2008 until March 2008 and had a premium of $0.2 million. Actual heating degree days during the aforementioned period were 3,971 which exceeded the ceiling; therefore, MGE recorded a $1.5 million expense (includes the $0.2 million premium) on the collar in the first quarter of 2008.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines and monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2009, no counterparties have defaulted.

12.

Regional Transmission Organizations - MGE Energy and MGE.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff. In January 2009, MISO implemented and MGE began participating in the ancillary services market (ASM). The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. Previously, MGE was responsible for providing its own reserves, however in the ASM, MISO will provide the reserves for MGE's load, and MGE may offer to sell reserves from its generating units. In addition to this market change, MISO took on various balance authority functions.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in $20.4 million and $42.2 million reduction to sales for resale and purchased power expense for the three months ended March 31, 2009 and 2008, respectively.

13.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million, while gas rates remain unchanged from 2008. The decrease in retail electric rates is driven by a decrease in fuel and purchased power costs, decrease in Elm Road costs and a decrease in ATC transmission costs. The PSCW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2009, will be plus or minus 2%. See below for further description of fuel rules.

On December 14, 2007, the PSCW authorized MGE to increase 2008 electric rates by 4.8% or $16.2 million and increase gas distribution rates by 2.8% or $7.8 million. The electric increase covered costs for MGE's new wind energy projects, statewide energy efficiency and renewable energy programs, transmission improvements by ATC, and accelerated costs to discontinue coal use at the Blount Station. In addition to funding the statewide energy programs, the natural gas rate increase covered costs for area gas construction projects needed to accommodate customer growth. Authorized return on common stock equity was set at 10.8% based on 57.4% utility common equity.

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

Under fuel rules, MGE can apply for a fuel surcharge if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE can be required to provide a fuel credit to its customers if actual electric fuel costs are less than 98% of the electric fuel costs allowed in that order.

As a result of lower than expected fuel costs pertaining to 2009, MGE requested a proposed fuel credit with the PSCW in April 2009. Therefore, MGE estimated and accrued a $1.1 million projected reduction to other electric revenues in the three months ended as of March 31, 2009.

As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. To account for this refund, MGE recorded a $5.5 million reduction to other electric revenues in the twelve months ended December 31, 2008. In March 2009, the PSCW completed their audit of the 2008 electric fuel costs and issued a final order, which applied this refund to customers' accounts in March 2009.

14.

SFAS 157 Fair Value of Assets and Liabilities - MGE Energy and MGE.

MGE Energy and MGE adopted SFAS 157, Fair Value Measurements as of January 1, 2008, and SFAS 157-2, Effective Date of FASB Statement No. 157 as of January 1, 2009. The adoption of this standard requires enhanced disclosures about MGE Energy's and MGE's assets and liabilities carried at fair value.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

(In thousands)	Fair Value as of March 31, 2009
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Cash and cash equivalents	$6,000	$6,000	$-	$-
Restricted cash(a)	16,558	16,558	-	-
Exchange-traded investments	447	447	-	-
Total Assets	$23,005	$23,005	$-	$-
Liabilities:
Derivatives, net (b)	$19,425	$2,695	$-	$16,730
Deferred compensation	1,212	1,212	-	-
Total Liabilities	$20,637	$3,907	$-	$16,730

MGE
Assets:
Cash and cash equivalents	$2,942	$2,942	$-	$-
Restricted cash(a)	16,558	16,558	-	-
Exchange-traded investments	308	308	-	-
Total Assets	$19,808	$19,808	$-	$-
Liabilities:
Derivatives, net (b)	$19,425	$2,695	$-	$16,730
Deferred compensation	1,212	1,212	-	-
Total Liabilities	$20,637	$3,907	$-	$16,730

(a)These amounts are shown gross and exclude $12.3 million of cash collateral that was netted against net derivative positions as well as other liabilities with counterparties.

(b)These amounts are shown gross and exclude $2.7 million and $8.1 million of cash collateral that was netted against net derivative positions with counterparties for Level 1 and Level 3, respectively.

(In thousands)	Fair Value as of December 31, 2008
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Cash and cash equivalents	$4,106	$4,106	$-	$-
Restricted cash (c)	15,297	15,297	-	-
Exchange-traded investments	511	511	-	-
Total Assets	$19,914	$19,914	$-	$-
Liabilities:
Derivatives, net (d)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$ 15,178	$5,959	$-	$9,219

MGE
Assets:
Cash and cash equivalents	$1,318	$1,318	$-	$-
Restricted cash (c)	15,297	15,297	-	-
Exchange-traded investments	364	364	-	-
Total Assets	$16,979	$16,979	$-	$-
Liabilities:
Derivatives, net (d)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$15,178	$5,959	$-	$9,219

(c) These amounts are shown gross and exclude $10.5 million of cash collateral that was netted against net derivative positions as well as other liabilities with counterparties.

(d)These amounts are shown gross and exclude $4.8 million and $5.1 million of cash collateral that was netted against net derivative positions with counterparties for Level 1 and Level 3, respectively.

Cash and cash equivalents include investments with maturities of less than three months which are traded in active markets and deposit accounts, and are therefore classified as Level 1.

Restricted cash primarily includes cash collateral related to derivative and hedging instruments and is therefore classified as Level 1.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices with markets with similar exchange traded transactions. The ten-year purchased power agreement (see Footnote 11) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. Inputs to the model require significant management judgment and estimation. The model uses a forward power pricing curve based on exchange-traded contracts in the electric futures market. As described above, the market prices from this source have insufficient volumes and are classified as Level 3 in the fair value hierarchy. To project future prices beyond the period in which these quoted market prices are available, MGE calculates the price based on forward gas prices and an implied heat rate. MGE considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model incorporates discounting, credit, and model risks. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Three Months Ended March 31,	2009	2008
Balance as of January 1,	$(9,219)	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(7,511)	2,329
Included in other comprehensive income	-	(13)
Included in earnings	(4,934)	863
Included in current assets	-	(7)
Purchases, sales, issuances, and settlements, net	4,934	(856)
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(16,730)	$1,872
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31, (e)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2009 and 2008, for both MGE Energy and MGE. (e).

(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the three months ended March 31, 2009	$(5,098)	$94	$70
Total gains (losses) included in earnings for the three months ended March 31, 2008	$957	$(47)	$(47)

(e) MGE's exchange-traded derivative contracts, ten-year purchased power agreement, and FTRs are subject to regulatory deferral under the provisions of SFAS 71. These derivatives are therefore marked to fair value pursuant to SFAS 133 and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive a set percentage of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only the gains or losses associated with customers are subject to regulatory deferral under SFAS 71. The remaining shareholder portion is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

15.

New Accounting Pronouncements - MGE Energy and MGE.

a.

FAS 160 and FAS 141(R).

In December 2007, the FASB issued FAS 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 and FAS 141(R), Business Combinations. These pronouncements changed the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. In addition, FAS 160 changed the accounting and reporting for the deconsolidation of a subsidiary. FAS 160 and FAS 141(R) became effective for MGE Energy and MGE as of January 1, 2009, and affected the presentation of the minority interest on MGE's financial statements.

b.

FAS 161.

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption allowed. MGE Energy and MGE did not elect to early adopt this pronouncement. Therefore, FAS 161 became effective for MGE Energy and MGE as of January 1, 2009. See Footnote 11 for additional information.

c.

FSP FAS 132(R)-1.

In December 2008, the FASB issued FSP FAS 132(R)-1, which amends FASB Statement No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. This amendment provides guidance on employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of FSP FAS 132 (R)-1 is effective for fiscal years ending after December 15, 2009. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

d.

FSP FAS 107-1 and APB 28-1.

In April 2009, the FASB issued FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. MGE Energy and MGE did not elect to early adopt this pronouncement. The adoption of this pronouncement will not have any financial impact, but will require additional disclosures.

16.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended March 31, 2009
Operating revenues	$80,127	$98,820	$2,197	$-	$-	$-	$181,144
Interdepartmental revenues	111	2,435	3,722	-	-	(6,268)	-
Total operating revenues (loss)	80,238	101,255	5,919	-	-	(6,268)	181,144
Depreciation and amortization	(7,058)	(2,310)	(686)	-	-	-	(10,054)
Other operating expenses	(69,385)	(83,374)	(34)	-	(229)	6,268	(146,754)
Operating income (loss)	3,795	15,571	5,199	-	(229)	-	24,336
Other income (deductions), net	-	-	-	1,981	(2)	-	1,979
Interest (expense) income, net	(2,667)	(752)	(664)	-	694	-	(3,389)
Income before taxes	1,128	14,819	4,535	1,981	463	-	22,926
Income tax benefit (provision)	658	(5,824)	(1,821)	(795)	(192)	-	(7,974)
Net income	$1,786	$8,995	$2,714	$1,186	$271	$-	$14,952

Three months ended March 31, 2008
Operating revenues	$82,439	$105,484	$2,073	$-	$-	$-	$189,996
Interdepartmental revenues	121	8,588	3,718	-	-	(12,427)	-
Total operating revenues (loss)	82,560	114,072	5,791	-	-	(12,427)	189,996
Depreciation and amortization	(6,482)	(2,229)	(686)	-	-	-	(9,397)
Other operating expenses	(72,002)	(96,627)	(25)	-	(64)	12,427	(156,291)
Operating income (loss)	4,076	15,216	5,080	-	(64)	-	24,308
Other income (deductions), net	484	(1,513)	-	1,606	(1)	-	576
Interest (expense) income, net	(2,699)	(807)	(637)	-	710	-	(3,433)
Income before taxes	1,861	12,896	4,443	1,606	645	-	21,451
Income tax benefit (provision)	189	(5,115)	(1,783)	(645)	(260)	-	(7,614)
Net income	$2,050	$7,781	$2,660	$961	$385	$-	$13,837

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended March 31, 2009
Operating revenues	$80,127	$98,820	$2,197	$-	$-	$181,144
Interdepartmental revenues	111	2,435	3,722	-	(6,268)	-
Total operating revenues (loss)	80,238	101,255	5,919	-	(6,268)	181,144
Depreciation and amortization	(7,058)	(2,310)	(686)	-	-	(10,054)
Other operating expenses*	(68,715)	(89,194)	(1,855)	-	6,268	(153,496)
Operating income*	4,465	9,751	3,378	-	-	17,594
Other (deductions) income, net*	(12)	(4)	-	1,186	-	1,170
Interest expense, net	(2,667)	(752)	(664)	-	-	(4,083)
Income before noncontrolling interest	1,786	8,995	2,714	1,186	-	14,681
Noncontrolling interest, net of tax	-	-	-	-	(3,376)	(3,376)
Net income (loss) attributable to MGE	$1,786	$8,995	$2,714	$1,186	$(3,376)	$11,305

Three months ended March 31, 2008
Operating revenues	$82,439	$105,484	$2,073	$-	$-	$189,996
Interdepartmental revenues	121	8,588	3,718	-	(12,427)	-
Total operating revenues (loss)	82,560	114,072	5,791	-	(12,427)	189,996
Depreciation and amortization	(6,482)	(2,229)	(686)	-	-	(9,397)
Other operating expenses*	(71,721)	(102,334)	(1,808)	-	12,427	(163,436)
Operating income*	4,357	9,509	3,297	-	-	17,163
Other income (deductions), net*	392	(921)	-	961	-	432
Interest expense, net	(2,699)	(807)	(637)	-	-	(4,143)
Income before noncontrolling interest	2,050	7,781	2,660	961	-	13,452
Noncontrolling interest, net of tax	-	-	-	-	(3,146)	(3,146)
Net income (loss) attributable to MGE	$2,050	$7,781	$2,660	$961	$(3,146)	$10,306

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

MGE Energy (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2009	$685,843	$248,220	$11,883	$275,243	$47,641	$380,771	$(409,312)	$1,240,289
December 31, 2008	677,540	284,211	14,642	271,568	46,292	381,433	(407,411)	1,268,275
Capital Expenditures:
Three months ended Mar. 31, 2009	12,756	1,586	-	4,285	-	-	-	18,627
Year ended December 31, 2008	47,033	8,441	-	50,303	-	-	-	105,777

MGE (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2009	$685,843	$248,220	$11,883	$274,993	$47,641	$(23,770)	$1,244,810
December 31, 2008	677,540	284,211	14,642	271,318	46,292	(22,881)	1,271,122
Capital Expenditures:
Three months ended March 31, 2009	12,756	1,586	-	4,285	-	-	18,627
Year ended December 31, 2008	47,033	8,441	-	50,303	-	-	105,777

17.

Subsequent Events - MGE Energy and MGE.

a.

ATC Capital Contribution.

In April 2009, MGE Transco made a voluntary $0.7 million capital contribution to ATC.

b.

Rate Filing.

In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to the company's gas delivery system.

c.

Fuel Credit.

In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. If approved, MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. This credit is based upon newly computed annual average fuel costs for 2009, using actual fuel costs for January, February and March and revised forecasts for April through December 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•

Electric utility operations, conducted through MGE,

•

Gas utility operations, conducted through MGE,

•

Nonregulated energy operations, conducted through MGE Power and its subsidiaries,

•

Transmission investments, representing our equity investment in ATC, and

•

All other, which includes corporate operations and services as well as certain construction services.

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 137,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 141,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations lease and own new electric generating capacity to assist MGE. The nonregulated energy operations include partial ownership of a cogeneration project on the UW-Madison campus and an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin. These ownership interests are leased to MGE pursuant to long-term leases. MGE operates the cogeneration project, and a third party will operate the Elm Road units. The ownership/leasing structure was adopted to capture some advantages under then applicable state regulatory guidelines for MGE's participation in these generation facilities. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE plans to meet this challenge by investing in more efficient generation projects, including renewable energy sources. In the future, MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE will continue to maintain safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

Overview

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including, but not limited to:

•

Weather, and its impact on customer sales of electricity and gas,

•

Economic conditions, including current business and financing conditions,

•

Regulation and regulatory issues,

•

Energy commodity prices,

•

Equity price risk pertaining to pension related assets,

•

Interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

•

Construction risk in connection with the Elm Road generating units,

and other factors listed in "Item 1A. Risk Factors" of the 2008 Annual Report on Form 10-K.

For the three months ended March 31, 2009, MGE Energy's earnings were $15.0 million or $0.65 per share compared to $13.8 million or $0.63 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2009, were $11.3 million compared to $10.3 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In thousands)	Three Months Ended March 31,
Business Segment:	2009	2008
Electric Utility	$1,786	$2,050
Gas Utility	8,995	7,781
Nonregulated Energy	2,714	2,660
Transmission Investment	1,186	961
All Other	271	385
Net Income	$14,952	$13,837

Our net income during the three months ended March 31, 2009, primarily reflects the effects of the following factors:

•

A 2.8% decrease in electric revenue reflecting lower demand and lower sales for resale due to decreased sales opportunities.

•

Gas revenues decreased $2.6 million as a result of lower retail gas deliveries. As a result of the GCIM, the gas utility received the benefit of $1.9 million from capacity release revenues and commodity savings.

•

In the first quarter of 2008, the gas utility had expensed a $1.5 million settlement (includes premium) associated with a weather hedge (heating degree collar) as a result of colder than normal weather. The gas utility had no weather hedges during the first quarter of 2009.

•

Higher nonregulated energy revenues primarily attributable to higher carrying costs, due to the greater capital investment, recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

•

A $0.2 million increase in net income from our interest in ATC.

During 2009, the following events occurred:

ATC: MGE Transco contributed $0.9 million for voluntary capital contributions to ATC for the three months ended March 31, 2009. An additional voluntary capital contribution of $0.7 million was made in April 2009.

2009 Fuel Credit: In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. If approved, MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. This credit is based upon newly computed annual average fuel costs for 2009, using actual fuel costs for January, February and March and revised forecasts for April through December 2009. In the three months ended March 31, 2009, MGE estimated and accrued a $1.1 million adjustment to other electric revenues as a result of this proposed fuel credit.

2008 Fuel Refund: As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. The PSCW completed their audit and issued a final order in March 2009, which applied a $5.7 million refund to customers' accounts.

2010 Rate Filing: In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to the company's gas delivery system.

During 2009, several items may affect us, including:

•

General economic conditions: Economic conditions both inside and outside our service area may affect, among other things, the level of demand for our utility services, the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $195 million for MGE Energy (including MGE) and $75 million for MGE to address our liquidity needs.

•

Elm Road Construction Claim: As noted, the project contractor for the Elm Road units has made claims for additional costs and for relief from the construction schedule. The project operator, ERS, is addressing these claims, although it is expected that the claims may ultimately be resolved through formal arbitration as provided in the construction contract.

•

Environmental Initiatives: Various environmental rules or initiatives are in a state of flux as a result of court decisions and the change in the Presidential Administration. Such rules and initiatives involve matters related to air emissions, water effluent and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning.

The following discussion is based on the business segments as discussed in Footnote 16.

Three Months Ended March 31, 2009 and 2008

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
Residential	$27,936	$29,672	(5.9)%	209,070	214,720	(2.6)%
Commercial	39,919	43,108	(7.4)%	436,768	449,879	(2.9)%
Industrial	3,437	4,025	(14.6)%	57,652	59,174	(2.6)%
Other - retail/municipal	6,255	6,719	(6.9)%	86,840	88,298	(1.7)%
Total retail	77,547	83,524	(7.2)%	790,330	812,071	(2.7)%
Sales for resale	460	1,260	(63.5)%	3,045	10,944	(72.2)%
Other revenues	2,120	(2,345)	190.4%	-	-	-
Total	$80,127	$82,439	(2.8)%	793,375	823,015	(3.6)%

Electric operating revenues decreased $2.3 million or 2.8% for the three months ended March 31, 2009, due to the following:

(In millions)
Three months ended March 31, 2009
Rate changes	$(3.9)
Volume	(2.1)
Sales for resale	(0.8)
Other revenues	4.5
Total	$(2.3)

•

Rates changes. Rates charged to retail customers for the three months ended March 31, 2009, were 4.6% or $3.9 million lower than those charged during the same period in the prior year.

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million from 2008. The decrease in retail electric rates is driven by a decrease in fuel and purchased power costs, decrease in Elm Road costs and a decrease in ATC transmission costs. The PCSW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates.

As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. In March 2009, the PSCW completed their audit of 2008 electric fuel costs and issued a final order approving the amount to be refunded to customers. A refund of $5.7 million (includes interest) was applied to customers' accounts in March 2009. See "Other revenues" discussion below for more information on this refund.

•

Volume. During the three months ended March 31, 2009, there was a 2.7% decrease in total retail sales volumes when compared to the same period in the prior year.

•

Sales for resale. Sales for resale represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales for resale typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended March 31, 2009, sales for resale decreased $0.8 million when compared to the same period in the prior year, reflecting a decreased volume of sales.

•

Other revenues. Other electric revenues increased $4.5 million for the three months ended March 31, 2009, compared to the same period in the prior year.

During the three months ended March 31, 2009, MGE recorded $5.5 million in other electric revenues to offset the impact of the 2008 fuel refund credited to customers in March 2009. This refund reduced revenues during the twelve months ended December 31, 2008, and was returned to customers via a reduction in rates in March 2009. Offsetting this adjustment, as a result of lower than expected fuel costs pertaining to 2009, a $1.1 million projected refund was accrued as of March 31, 2009. See "Rate changes" discussion above for more information on this refund.

Electric fuel and purchased power

The expense for fuel for electric generation decreased $6.3 million or 39.0% during the three months ended March 31, 2009, compared to the same period in the prior year. This decrease in expense reflects a $3.3 million decrease related to volume and a $3.0 million decrease related to fuel cost.

Purchased power expense increased by $3.4 million or 15.5% during the three months ended March 31, 2009, compared to the same period in the prior year. This increase in expense reflects a $5.0 million or 24.8% increase in the volume of power purchased offset by a $1.6 million or 7.4% decrease in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $0.4 million during the three months ended March 31, 2009, compared to the same period in 2008. The following changes contributed to the net change:

(In millions)
Three months ended March 31, 2009
Decreased production costs	$(0.6)
Increased transmission costs	0.4
Decreased distribution expenses	(0.1)
Increased customer accounts expenses	0.3
Increased customer service costs	0.1
Decreased other general and administrative expenses	(0.1)
Increased maintenance expenses	0.4
Total	$0.4

Decreased production costs due to lower internal generation, were partially offset by more maintenance expenses pertaining to production. In addition, transmission costs increased primarily due to network service fees pertaining to ATC.

Electric depreciation expense

Depreciation expense at the electric segment increased by $0.6 million for the three months ended March 31, 2009, when compared to the same period in the prior year. This increase is primarily due to the Top of Iowa III wind generation facility being placed in service in late February 2008.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2009	2008	% Change	2009	2008	% Change
Residential	$54,700	$59,128	(7.5)%	46,540	48,598	(4.2)%
Commercial/industrial	41,075	45,178	(9.1)%	45,774	46,163	(0.8)%
Total retail	95,775	104,306	(8.2)%	92,314	94,761	(2.6)%
Gas transportation	969	958	1.1%	12,992	12,528	3.7%
Other revenues	2,076	220	843.6%	-	-	-
Total	$98,820	$105,484	(6.3)%	105,306	107,289	(1.8)%
Heating degree days (normal 3,480)				3,753	3,949	(5.0)%
Average rate per therm of retail customer				$1.037	$1.101	(5.8)%

Gas revenues decreased $6.7 million or 6.3% for the three months ended March 31, 2009. These changes are related to the following factors:

(In millions)
Three months ended March 31, 2009
Gas costs/rates	$(6.0)
Gas deliveries	(2.6)
Transportation and other effects	1.9
Total	$(6.7)

•

Gas costs/rates. The average retail rate per therm for the three months ended March 31, 2009, decreased 5.8% compared to the same period in 2008. The primary contributor to this decrease is lower natural gas costs.

•

Retail gas deliveries. The 2.6% decrease in retail gas deliveries for the three months ended March 31, 2009, was attributable to a decrease in heating degree days between periods.

•

Transportation and other revenues. Transportation and other revenues increased a total of $1.9 million primarily due to an increase in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the three months ended March 31, 2009, shareholders received the benefit of $1.9 million from capacity release revenues and commodity savings under the GCIM.

Cost of gas sold

For the three months ended March 31, 2009, cost of gas sold decreased by $7.6 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 7.0% which resulted in $5.3 million of reduced expense. In addition, a 3.0% decrease in the volume of gas purchased resulted in $2.3 million less expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $0.2 million for the three months ended March 31, 2009, compared to the same period a year ago. The increase is primarily due to an increase in customer account costs.

Other Income (Deductions), Net

During the three months ended March 31, 2009, the gas and electric segments recognized a total of $0.1 million in AFUDC-equity and $0.1 million of miscellaneous expense.

For the three months ended March 31, 2008, the gas and electric segments recognized a total of $0.5 million in AFUDC-equity and $0.3 million in gains on the sale of property. This income was offset by a $1.5 million expense for a heating degree day collar and a $0.3 million loss related to an equity investment. See Footnote 11 for further discussion of the HDD collar.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.1 million for the three months ended March 31, 2009, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the three months ended March 31, 2009 and 2008, include $3.7 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be $59.6 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. For the three months ended March 31, 2009 and 2008, MGE Power Elm Road recognized $2.0 million and $1.8 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For the three months ended March 31, 2009 and 2008, interest expense, net at the nonregulated energy operations segment was $0.7 million and $0.6 million, respectively. Interest expense at the nonregulated energy segment for both the three months ended March 31, 2009 and 2008, includes $0.7 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended March 31, 2009 and 2008, MGE Power Elm Road was charged $0.9 million and $1.2 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $0.9 million and $1.2 million, respectively, in capitalized interest. MGE Power Elm Road is capitalizing interest on the Elm Road project.

During both the three months ended March 31, 2009 and 2008, MGE Power Elm Road recorded $0.1 million in interest income on cash advanced to Elm Road Services, LLC for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2009 and 2008, other income at the transmission investment segment was $2.0 million and $1.6 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net for both the three months ended March 31, 2009 and 2008, was $0.7 million. Interest income for the three months ended March 31, 2009, represents $0.9 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.2 million in interest expense on short-term debt. Interest income for the three months ended March 31, 2008, represents $1.2 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.5 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.3 million or 6.5% for the three months ended March 31, 2009, when compared to the same period in 2008, due to increased license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the three months ended March 31, 2009, is 34.8% compared to 35.5% for the same period in 2008. The lower tax rate for the three months ended March 31, 2009, is attributable to an increase in federal tax credits from the production of electricity from wind energy due to the Top of Iowa III wind generation facility being placed in-service in late February 2008.

MGE's effective income tax rate for the three months ended March 31, 2009, is 34.6% compared to 35.3% for the same period in the prior year. The lower tax rate for the three months ended March 31, 2009, is primarily attributable to an increase in federal tax credits from the production of electricity from wind energy due to the Top of Iowa III wind generation facility being placed in-service in late February 2008.

Under 2009 Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The effect of the combined reporting statute in Wisconsin is not expected to make any significant changes to the effective income tax rate or the tax accrual.

Noncontrolling Interest, Net of Tax

The noncontrolling interest, net of tax reflects the accounting required for MGE Energy's interest in the West Campus and Elm Road generating projects. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the leasing arrangements for these projects with MGE, the entities are considered VIEs under FIN 46(R) and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax is MGE Energy's interest in MGE Transco.

For the three months ended March 31, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $1.2 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.3 million, net of tax for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended March 31, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $1.1 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.1 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2009, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 9 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2008.

Columbia Environmental Matters - MGE Energy and MGE

As of March 31, 2009, MGE's share of various contractual commitments with vendors for environmental expenditures at Columbia is estimated to be $0.3 million for the remainder of 2009. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information regarding expected environmental expenditures at Columbia.

Elm Road Construction - MGE Energy and MGE

In December 2008, we received notice from Elm Road Services, LLC (ERS) that it had received a letter from Bechtel Power Corporation (Bechtel) containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. Bechtel has asserted two claims for cost and schedule relief in its letter to ERS. Although ERS is in the process of analyzing the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units owners currently retain price adjustment risk under the contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has stated that it currently believes Bechtel was fully compensated for any and all impacts of the delayed start as indicated in certain change orders entered into between ERS and Bechtel prior to the start of construction of the Elm Road units. Furthermore, ERS has stated that it does not believe that the contract provides for relief based upon the cumulative impact of change orders. ERS has invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. ERS and Bechtel have since agreed to combine these issues and Bechtel's claims into one mediation. ERS anticipates mediating all issues before the end of the year and if this is unsuccessful, the contract calls for binding arbitration which ERS anticipates will be concluded in 2010. We are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order. Although Bechtel has made significant progress in much of the construction plan, it has fallen behind in moving from construction to start-up. Bechtel has informed ERS that it has developed a recovery plan and is adding resources in an effort to recover the lost time. See Footnote 6 for additional information regarding the claims made by Bechtel and the ERS response to those claims.

ATC Capital Commitment - MGE Energy and MGE

On March 17, 2009, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $0.7 million to ATC in April 2009. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

Credit Facilities - MGE Energy and MGE

On March 31, 2009, MGE amended its existing agreement dated August 29, 2008, with JPMorgan Chase Bank, N.A., as lender, which provides MGE with a $20 million committed credit facility. The principal purpose of the amendment was to extend the expiration date of the original agreement from March 31, 2009, to March 30, 2010. The credit facility continues to be used as a backup facility to MGE's commercial paper program. As of March 31, 2009, no borrowings were outstanding under the credit facility. The amendment also changed the interest rate provisions of the original agreement. As amended, borrowings under the credit facility may bear interest at either (i) a LIBOR-based rate for an applicable interest period, plus 1.50% or (ii) an Alternate Base Rate, plus 1%. The Alternate Base Rate is defined as the greater of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the Federal Funds Effective Rate (as defined in the original agreement) plus 0.50% and (3) the one-month LIBOR-based rate plus 1%. The amendment also changed the non-use fee to 0.150% per annum on the unused commitment under the credit facility.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the three months ended March 31, 2009 and 2008, respectively:

	MGE Energy		MGE
(In thousands)	2009	2008	2009	2008
Cash provided by/(used for):
Operating activities	$49,832	$45,777	$49,166	$45,405
Investing activities	(18,538)	(28,109)	(18,544)	(28,119)
Financing activities	(29,400)	(18,252)	(28,998)	(17,949)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2009, was $49.8 million, an increase of $4.1 million when compared to the same period in the prior year primarily due to the American Recovery and Reinvestment Act of 2009.

MGE Energy's net income increased $1.1 million for the three months ended March 31, 2009, when compared to the same period in the prior year.

Deferred taxes increased $2.7 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to bonus tax depreciation allowed for Federal income tax purposes on certain property placed in service during 2009, as a result of the American Recovery and Reinvestment Act of 2009.

Working capital accounts resulted in $26.1 million in cash provided by operating activities for the three months ended March 31, 2009, compared to $27.2 million in cash provided by operating activities during the same period in the prior year.

MGE

Cash provided by operating activities for the three months ended March 31, 2009, was $49.2 million, an increase of $3.8 million when compared to the same period in the prior year primarily due to the American Recovery and Reinvestment Act of 2009.

MGE's net income increased $1.0 million for the three months ended March 31, 2009, when compared to the same period in the prior year.

Deferred taxes increased $2.7 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, primarily due to bonus tax depreciation allowed for Federal income tax purposes on certain property placed in service during 2009, as a result of the American Recovery and Reinvestment Act of 2009.

Working capital accounts resulted in $25.7 million in cash provided by operating activities for the three months ended March 31, 2009, compared to $27.2 million in cash provided by operating activities during the same period in the prior year.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $9.6 million for the three months ended March 31, 2009, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2009, were $18.6 million. This amount represents a $9.9 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $11.4 million related to Elm Road and a $1.2 million decrease of capital expenditures related to the Top of Iowa III wind generation project's completion in February 2008. These decreases were partially offset by an increase of $2.8 million in other utility capital expenditures.

During the three months ended March 31, 2009, MGE Transco made a cash capital contribution, funded by MGE Energy, of $0.9 million to ATC. During the three months ended March 31, 2008, no cash capital contributions were made to ATC.

MGE

MGE's cash used for investing activities decreased $9.6 million for the three months ended March 31, 2009, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2009, were $18.6 million. This amount represents a $9.9 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $11.4 million related to Elm Road and a $1.2 million decrease of capital expenditures related to the Top of Iowa III wind generation project's completion in February 2008. These decreases were partially offset by an increase of $2.8 million in other utility capital expenditures.

During the three months ended March 31, 2009, MGE Transco made a cash capital contribution of $0.9 million to ATC. During the three months ended March 31, 2008, no cash capital contributions were made to ATC.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $29.4 million for the three months ended March 31, 2009, compared to $18.3 million of cash used for MGE Energy's financing activities for the three months ended March 31, 2008.

MGE Energy received $4.4 million and $3.6 million in cash proceeds as the result of stock issued during the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, dividends paid were $8.3 million compared to $7.8 million for same period in the prior year. This increase was a result of higher dividend per share ($0.362 vs. $0.355) and an increase in the number of shares outstanding.

For the three months ended March 31, 2009, net short-term debt repayments were $25.5 million compared to $14.0 million for the same period in the prior year.

MGE

During the three months ended March 31, 2009, cash used for MGE's financing activities was $29.0 million compared to of $17.9 million of cash used for MGE's financing activities in the same period in the prior year.

For the three months ended March 31, 2009, net short-term debt repayments were $27.5 million compared to $27.0 million for the same period in the prior year.

Equity contributions received by noncontrolling interest decreased $11.3 million as a result of MGE Power Elm Road requiring less funding for construction of property, plant and equipment.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	Mar. 31, 2009	Dec. 31, 2008
Common shareholders' equity	56.8%	54.7%
Long-term debt	31.7%	31.1%
Short-term debt	11.5%	14.2%

MGE Energy's and MGE's Capital Requirements

As of March 31, 2009, MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is in part due to MGE Energy funding the majority of its capital commitments for the Elm Road project with short-term debt. MGE Energy intends to fund future capital commitments for the Elm Road project with funds generated from normal operations, through the issuance of equity, the issuance of long-term debt, and short-term debt.

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2009, capital expenditures for MGE Energy and MGE totaled $18.6 million, which included $4.2 million of capital expenditures for Elm Road and $14.3 million of capital expenditures for utility operations.

The following table shows MGE's current credit ratings. The ratings presented reflect the current views of these rating agencies and are subject to change. MGE Energy is not yet rated because it has not issued any debt securities.

	Standard & Poor's	Moody's
First Mortgage Bonds	AA-	Aa2
Unsecured Medium Term Notes	AA-	Aa3
Commercial Paper	A1+	P1

A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. MGE's access to the capital markets, including the commercial paper market and its financing costs in those markets, is dependent on its securities' ratings. None of MGE's borrowings is subject to default or prepayment due to downgrading of securities' ratings, although such a down grading could increase fees and interest charges under MGE Energy's and MGE's credit facilities.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2009. Further discussion of environmental matters is included in MGE Energy's and MGE's annual reports on Form 10-K for the year ended December 31, 2008.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (29%) of MGE's net generating capability. Various environmental initiatives are expected to result in significant additional operating and capital expenditures at Columbia. In April 2009, the owners filed a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this environmental initiative will be approximately $140 million. According to the current estimate, compliance with this project is also expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates.

Vacatur of CAMR and the Development of Maximum Achievable Control Standards for Electric Utilities

On February 9, 2009, the Justice Department, on behalf of the EPA, asked the U.S. Supreme Court to dismiss EPA's request (petition for certiorari) that the Court review the D.C. Circuit Court's vacatur of the Clean Air Mercury Rule (CAMR). This withdraw paves the way for the EPA to develop Maximum Achievable Control Technology (MACT) standards for electric utilities. It is unclear at this time how quickly MACT standards will be created for electric utilities and how they will affect MGE's operations, however, earlier versions of the MACT rule for electric utilities focused on mercury emissions from electric utilities that burned oil and coal for distribution in commerce. The implementation of the MACT standards will likely affect our facilities that burn coal and oil, however, we are uncertain of the exact cost at this time.

Global Climate Change Developments

EPA's Determination of Endangerment from Greenhouse Gases

On April 17, 2009, the EPA announced two proposed findings related to greenhouse gases: In the first finding, the EPA announced that it has found that greenhouse gases pose a danger to public health and welfare. This announcement is considered a proposed endangerment finding under the Clean Air Act (CAA), subject to a public comment period for 60 days. The EPA's second proposed finding is that the combined emissions from motor vehicles contribute to the atmospheric concentrations of six greenhouse gases. If one or both of these proposed endangerment findings are made final, it provides a means for the EPA to regulate GHGs under the CAA. MGE is already addressing GHG's through voluntary actions and MGE will continue to monitor proposed GHG legislation and regulation.

EPA Rule on Greenhouse Gas Reporting

On March 10, 2009, the EPA signed the proposed mandatory GHG reporting rule (published in the Federal Register on April 10, 2009). The proposed rule requires reporting in 2011for emissions in 2010 from (1) specific source categories regardless of emissions levels (including MGE business activities such as electric production, fuel combustion, and propane and natural gas storage), and (2) facilities not specifically listed as source categories that emit 25,000 metric tons of GHG emissions (in carbon dioxide equivalents) per year. The proposed rule will require reporting of six GHG emission categories: carbon dioxide (CO2), methane (CH4), nitrous oxide (N2O), hydrofluorocarbons (HFC), perfluorocarbons (PFC), sulfur hexafluoride (SF6), and other fluorinated gases. The proposed rule is currently in its public comment stage so it is difficult to assess at this time the exact impact on MGE.

Proposed Climate Change Legislation

In late March 2009, leaders of the House Energy and Commerce Committee (Reps. Henry Waxman and Ed Markey) unveiled a 648 page draft global warming and energy bill called "The American Clean Energy and Security Act of 2009." The bill is proceeding through the Legislative process.

The proposed legislation has four titles: (1) a "clean energy" title that, among other things, creates a nationwide renewable electricity standard that requires 25 percent renewables by 2025; (2) an "energy efficiency" title that increases energy efficiency across all sectors of the economy, including buildings, appliances, transportation, and industry; (3) a "global warming" title that calls for a cap-and-trade program that would reduce U.S. emissions of greenhouse gases by 3 percent below 2005 levels in 2012, 20 percent below 2005 levels by 2020 and 83% below 2005 levels by 2050; and (4) a "transitioning" title that seeks to promote green jobs during the transition to a clean energy economy.

The draft does not contain details of the cap-and-trade program and does not address how the emission allowances will be distributed.

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including but not limited to, increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. However, the financial consequences of this compliance cannot be determined until final legislation is passed. MGE management would expect to seek and receive rate recovery of such compliance costs, yet the probability and specific impact of such regulation cannot be reasonably estimated at this time. MGE will continue to monitor proposed climate change legislation and regulation.

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

MGE has entered into severance agreements providing severance benefits to the nonunion employees affected by the exit plan. Additionally, MGE ratified a labor agreement with the IBEW providing those union employees affected by the exit plan with involuntary and voluntary severance benefits. The nonunion and union benefits are expected to be paid follows: $0.1 million in 2010 and $1.2 million in 2011.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. To comply with the MISO directive, MGE will delay plans for retiring 90 MW of generation equipment at Blount. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After 2011, the entire plant will be operated exclusively on natural gas. MGE will be working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery. MGE management will also begin working on an implementation plan.

Other Regulatory Matters

Fuel Credit

In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. If approved, MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. This credit is based upon newly computed annual average fuel costs for 2009, using actual fuel costs for January, February and March and revised forecasts for April through December 2009.

Rate filing

In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to the company's gas delivery system.

New Accounting Principles

See Footnote 15 for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and the use of derivative instruments. MGE's risk management policy prohibits speculative trading transactions. The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. Additional detail can be found in the Management Discussion and Analysis section of MGE Energy's and MGE's 2008 annual report on Form 10-K under " Recent Developments in the Capital and Credit Markets."

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year historical averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas revenues are collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's gas revenue is at risk for warmer-than-normal weather. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility on its gas revenues.

MGE may also be impacted by extreme weather conditions. Such conditions may damage operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during the three months ended March 31, 2009, as measured by degree days, may be found in results of operations.

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

MGE's electric operations burn natural gas in several of its peaking power plants or as a supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

Under the electric fuel rules, MGE would be required to make a refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2009, fuel and purchased power costs included in MGE's base fuel rates are $123.2 million. See Footnote 13.b. for additional information. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives. Under both the electric fuel rules and PGA clause, MGE may include in the cost of fuel (natural gas or power) the costs and benefits of fuel price risk management tools implemented under the risk management plan approved by the PSCW.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged is two years.

At March 31, 2009, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At March 31, 2009, the cost basis of these instruments exceeded their fair value by $10.8 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

During 2009, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Until thresholds have been achieved, ratepayers receive 100% of the benefits or loss from these deals. If certain thresholds are achieved, MGE shareholders have the ability to receive 40% of the benefits or loss from these deals whereas ratepayers have the ability to receive 60% of the benefits or loss from these deals. At March 31, 2008, none of these instruments were outstanding.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at March 31, 2009, reflects a loss position of $8.6 million.

Interest Rate Risk

Both MGE Energy and MGE have short-term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plans trusts' assets have declined in value by approximately 9.4% during the three months ended March 31, 2009.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2009, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2008, no one customer constituted more than 9% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the first quarter of 2009, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2009, the principal executive officer and the principal financial officer concluded that MGE Energy's disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2009, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the first quarter of 2009, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of March 31, 2009, the principal executive officer and the principal financial officer concluded that MGE's disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2009, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's annual report on Form 10-K for the year ended December 31, 2008.

Also see Footnote 6a, 9a and 9c for a description of several proceedings involving MGE.

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: May 7, 2009	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2009	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 7, 2009	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2009	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Page 49