Form 10-Q
period 2009-09-30
MADISON GAS & ELECTRIC CO
filed 2009-11-05
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2009

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2009
MGE Energy, Inc.	Common stock, $1.00 par value, 23,113,638 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,889 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

3

Filing Format

3

Forward-Looking Statements

3

Where to Find More Information

3

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

4

Item 1. Financial Statements.

6

MGE Energy, Inc.

6

Consolidated Statements of Income (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Consolidated Balance Sheets (unaudited)

8

Consolidated Statements of Equity (unaudited)

9

Madison Gas and Electric Company

10

Consolidated Statements of Income (unaudited)

10

Consolidated Statements of Cash Flows (unaudited)

11

Consolidated Balance Sheets (unaudited)

12

Consolidated Statements of Equity (unaudited)

13

MGE Energy, Inc., and Madison Gas and Electric Company

14

Notes to Consolidated Financial Statements (unaudited)

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

35

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

55

Item 4. Controls and Procedures.

57

Item 4T. Controls and Procedures.

57

PART II. OTHER INFORMATION.

58

Item 1. Legal Proceedings.

58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

58

Item 6. Exhibits.

58

Signatures - MGE Energy, Inc.

59

Signatures - Madison Gas and Electric Company

60

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2008 Annual Report on Form 10-K: ITEM 1A. Risk Factors; ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report; and ITEM 8 Financial Statements and Supplementary Data-Note 18, as updated by Part I, Item 1. Financial Statements-Note 9 in this report; and (b) other factors discussed herein and in other filings with the SEC by the Registrants.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

ACESA	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BART	Best available retrofit technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
Dth	Dekatherms
DOT	Department of Transportation
Elm Road	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FAS	Financial Accounting Standard
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FNTP	Full notice to proceed
FTR	Financial Transmission Rights
GCIM	Gas cost incentive mechanism
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
J.P. Morgan	J.P. Morgan Securities Inc.
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
MACT	Maximum available control technology
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
Moody's	Moody's Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
N2O	Nitrous oxide
NO 2	Nitrogen Dioxide
NAAQS	National ambient air quality standard
NOx	Nitrogen oxide
NR	Natural Resources
NSPS	New source performance standards
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RTO	Regional Transmission Organization
Standard &Poor's	Standard & Poor's Ratings Group, a division of McGraw-Hill Companies

SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	Variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Regulated revenues	$106,878	$124,020	$391,056	$434,894
Nonregulated revenues	2,419	1,787	6,941	5,646
Total Operating Revenues	109,297	125,807	397,997	440,540

Operating Expenses:
Fuel for electric generation	9,917	14,222	27,220	43,172
Purchased power	22,736	20,462	68,512	56,764
Cost of gas sold	5,876	15,171	88,456	119,577
Other operations and maintenance	34,920	36,607	107,650	111,270
Depreciation and amortization	10,360	9,974	30,559	29,264
Other general taxes	4,379	4,120	13,481	12,692
Total Operating Expenses	88,188	100,556	335,878	372,739
Operating Income	21,109	25,251	62,119	67,801

Other income, net	2,004	5,292	6,017	7,558
Interest expense, net	(3,417)	(3,511)	(10,172)	(10,379)
Income before income taxes	19,696	27,032	57,964	64,980
Income tax provision	(6,974)	(9,722)	(20,397)	(23,276)
Net Income	$12,722	$17,310	$37,567	$41,704

Earnings per Share of Common Stock (basic and diluted)	$0.55	$0.78	$1.63	$1.89

Dividends per share of common stock	$0.368	$0.362	$1.092	$1.072

Average Shares Outstanding (basic and diluted)	23,114	22,230	23,055	22,109

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net income	$37,567	$41,704
Items not affecting cash:
Depreciation and amortization	30,559	29,264
Deferred income taxes	1,756	3,807
Provision for doubtful accounts receivable	2,552	2,652
AFUDC - equity funds	(356)	(755)
Employee benefit plan expenses	5,558	6,079
Equity earnings in ATC	(6,112)	(5,320)
Gain on sale of investments	-	(2,838)
Other items	1,593	1,334
Changes in working capital:
Decrease (increase) in current assets	56,764	(4,663)
Decrease in current liabilities	(20,672)	(14,589)
Dividend income from ATC	4,656	3,754
Cash contributions to pension and other postretirement plans	(12,811)	(7,081)
Other noncurrent items, net	3,176	5,168
Cash Provided by Operating Activities	104,230	58,516

Investing Activities:
Capital expenditures	(54,062)	(84,949)
Capital contributions to investments	(2,586)	(2,529)
Proceeds from sale of investments	-	2,321
Other	(1,314)	1,115
Cash Used for Investing Activities	(57,962)	(84,042)

Financing Activities:
Issuance of common stock	6,275	12,060
Cash dividends paid on common stock	(25,178)	(23,695)
Repayment of long-term debt	-	(30,000)
Issuance of long-term debt	-	40,000
(Decrease) increase in short-term debt, net	(24,500)	27,000
Other	51	(299)
Cash (Used for) Provided by Financing Activities	(43,352)	25,066

Change in Cash and Cash Equivalents	2,916	(460)
Cash and cash equivalents at beginning of period	4,106	3,789
Cash and cash equivalents at end of period	$7,022	$3,329

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$7,022	$4,106
Restricted cash	4,100	4,805
Accounts receivable, less reserves of $4,223 and $4,076, respectively	25,312	45,266
Other accounts receivable, less reserves of $161 and $200, respectively	6,805	7,659
Unbilled revenues	16,918	34,701
Materials and supplies, at average cost	16,175	15,592
Fossil fuel	6,154	3,228
Stored natural gas, at average cost	29,711	42,146
Prepaid taxes	13,665	15,671
Regulatory assets - current	2,869	9,876
Other current assets	9,033	10,828
Total Current Assets	137,764	193,878
Other long-term receivables	3,170	3,005
Special billing projects	441	464
Regulatory assets	124,380	116,165
Other deferred assets and other	5,993	5,620
Property, Plant, and Equipment, Net	715,191	702,549
Construction work in progress	212,036	198,694
Total Property, Plant, and Equipment	927,227	901,243
Other Property and Investments	51,804	47,900
Total Assets	$1,250,779	$1,268,275

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Short-term debt	$100,000	$124,500
Accounts payable	25,251	47,229
Accrued interest and taxes	6,165	4,070
Deferred income taxes	981	3,306
Regulatory liabilities - current	1,282	5,974
Pension liability - current	813	813
Other current liabilities	23,131	19,349
Total Current Liabilities	157,623	205,241
Other Credits:
Deferred income taxes	122,545	117,505
Investment tax credit - deferred	2,479	2,736
Regulatory liabilities	18,180	18,814
Accrued pension and other postretirement benefits	133,760	137,286
Other deferred liabilities and other	46,912	36,083
Total Other Credits	323,876	312,424
Capitalization:
Common shareholders' equity	496,825	478,202
Long-term debt	272,455	272,408
Total Capitalization	769,280	750,610
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,250,779	$1,268,275

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated Other Comprehensive (Loss)/Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Value				Total

Beginning balance - December 31, 2007	21,950	$21,950	$280,217	$123,916	$1,643	$427,726
Net income				41,704		41,704
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $164 tax					(245)	(245)
Reclassification of realized gain due to sale of investments, net of $751 tax					(1,120)	(1,120)
Net unrealized loss on cash flow hedges, net of $26 tax					(40)	(40)
Common stock dividends declared ($1.072 per share)				(23,695)		(23,695)
Common stock issued, net	358	358	11,702			12,060
Ending Balance – September 30, 2008	22,308	$22,308	$291,919	$141,925	$238	$456,390

Beginning balance - December 31, 2008	22,905	$22,905	$310,202	$144,904	$191	$478,202
Net income				37,567		37,567
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $27 tax					(41)	(41)
Common stock dividends declared ($1.092 per share)				(25,178)		(25,178)
Common stock issued, net	209	209	6,066			6,275
Ending Balance – September 30, 2009	23,114	$23,114	$316,268	$157,293	$150	$496,825

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Regulated electric revenues	$91,734	$99,177	$253,059	$265,647
Regulated gas revenues	15,144	24,843	137,997	169,247
Nonregulated revenues	2,419	1,787	6,941	5,646
Total Operating Revenues	109,297	125,807	397,997	440,540

Operating Expenses:
Fuel for electric generation	9,917	14,222	27,220	43,172
Purchased power	22,736	20,462	68,512	56,764
Cost of gas sold	5,876	15,171	88,456	119,577
Other operations and maintenance	34,805	36,455	107,060	110,878
Depreciation and amortization	10,360	9,974	30,559	29,264
Other general taxes	4,379	4,120	13,481	12,692
Income tax provision	5,947	7,330	17,287	19,572
Total Operating Expenses	94,020	107,734	352,575	391,919
Operating Income	15,277	18,073	45,422	48,621

Other Income and Deductions:
AFUDC - equity funds	129	111	356	755
Equity earnings in ATC	2,110	2,010	6,112	5,320
Income tax provision	(796)	(1,177)	(2,508)	(2,015)
Other (deductions) income, net	(198)	666	(406)	(1,014)
Total Other Income and Deductions	1,245	1,610	3,554	3,046
Income before interest expense	16,522	19,683	48,976	51,667

Interest Expense:
Interest on long-term debt	4,104	4,041	12,313	12,036
Other interest, net	61	219	93	772
AFUDC - borrowed funds	(52)	(46)	(146)	(313)
Net Interest Expense	4,113	4,214	12,260	12,495
Net Income	$12,409	$15,469	$36,716	$39,172
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(3,567)	(3,084)	(10,427)	(9,235)
Net Income Attributable to MGE	$8,842	$12,385	$26,289	$29,937

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net income	$36,716	$39,172
Items not affecting cash:
Depreciation and amortization	30,559	29,264
Deferred income taxes	1,756	3,807
Provision for doubtful accounts receivable	2,552	2,652
AFUDC - equity funds	(356)	(755)
Employee benefit plan expenses	5,558	6,079
Equity earnings in ATC	(6,112)	(5,320)
Gain on sale of investments	-	(490)
Other items	2,055	2,732
Changes in working capital:
Decrease (increase) in current assets	58,005	(5,469)
Decrease in current liabilities	(18,919)	(15,585)
Dividend income from ATC	4,656	3,754
Cash contributions to pension and other postretirement plans	(12,811)	(7,081)
Other noncurrent items, net	3,217	5,115
Cash Provided by Operating Activities	106,876	57,875

Investing Activities:
Capital expenditures	(54,062)	(84,949)
Capital contributions to investments	(2,486)	(2,420)
Proceeds from sale of investments	-	795
Other	(106)	1,017
Cash Used for Investing Activities	(56,654)	(85,557)

Financing Activities:
Cash dividends paid to parent by MGE	(12,839)	-
Distributions to parent from noncontrolling interest	(8,031)	(9,498)
Equity contributions received by noncontrolling interest	2,486	33,582
Affiliate financing of Elm Road	2,528	-
Repayment of long-term debt	-	(30,000)
Issuance of long-term debt	-	40,000
Decrease in short-term debt, net	(31,000)	(6,500)
Other	-	(299)
Cash (Used for) Provided by Financing Activities	(46,856)	27,285

Change in Cash and Cash Equivalents	3,366	(397)
Cash and cash equivalents at beginning of period	1,318	1,859
Cash and cash equivalents at end of period	$4,684	$1,462

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	September 30, 2009	December 31, 2008
Utility Plant (At Original Cost, in Service):
Electric	$801,746	$773,605
Gas	287,210	279,483
Nonregulated	109,905	110,317
Gross plant in service	1,198,861	1,163,405
Less accumulated provision for depreciation	(484,055)	(461,037)
Net plant in service	714,806	702,368
Construction work in progress	212,036	198,694
Total Utility Plant	926,842	901,062
Other property and investments	811	965
Investment in ATC	50,159	46,217
Total Other Property and Investments	50,970	47,182
Current Assets:
Cash and cash equivalents	4,684	1,318
Restricted cash	4,100	4,805
Accounts receivable, less reserves of $4,223 and $4,076, respectively	25,024	45,266
Affiliate receivables	2,530	2,547
Other receivables, less reserves of $161 and $200, respectively	6,808	7,575
Unbilled revenues	16,918	34,701
Materials and supplies, at average cost	16,175	15,592
Fossil fuel	6,154	3,228
Stored natural gas, at average cost	29,711	42,146
Prepaid taxes	11,000	14,013
Regulatory assets - current	2,869	9,876
Other current assets	8,993	10,804
Total Current Assets	134,966	191,871
Other long-term receivables	2,337	2,390
Special billing projects	441	464
Affiliate receivable long-term	5,972	6,433
Regulatory assets	124,380	116,165
Other deferred assets and other	5,130	5,555
Total Assets	$1,251,038	$1,271,122

CAPITALIZATION AND LIABILITIES
Equity:
Common stockholder's equity	$387,640	$374,253
Noncontrolling interest	179,039	174,157
Total Equity	566,679	548,410
Long-term debt	272,455	272,408
Total Capitalization	839,134	820,818
Current Liabilities:
Short-term debt - commercial paper	20,000	51,000
Accounts payable	25,223	47,186
Affiliate payables	2,591	63
Accrued interest and taxes	14,283	10,307
Accrued payroll related items	7,389	7,380
Deferred income taxes	981	3,305
Regulatory liabilities - current	1,282	5,974
Pension liability - current	813	813
Other current liabilities	15,616	11,987
Total Current Liabilities	88,178	138,015
Other Credits:
Deferred income taxes	122,396	117,369
Investment tax credit - deferred	2,479	2,736
Regulatory liabilities	18,180	18,814
Accrued pension and other postretirement benefits	133,760	137,286
Other deferred liabilities and other	46,911	36,084
Total Other Credits	323,726	312,289
Commitments and contingencies (see Footnote 9)	-	-
Total Capitalization and Liabilities	$1,251,038	$1,271,122

The accompanying notes are an integral part of the above unaudited consolidated financial statements .

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

	MGE						Total
			Additional Paid-in Capital		Accumulated Other Comprehensive Income/(Loss)
	Common Stock			Retained Earnings		Non- controlling Interest
	Shares	Value

Beginning balance - December 31, 2007	17,348	$17,348	$184,917	$126,781	$898	$137,028	$466,972
Net income				29,937		9,235	39,172
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $265 tax					(396)		(396)
Reclassification of realized gain due to sale of investments, net of $194 tax					(289)		(289)
Net unrealized loss on cash flow hedges, net of $26 tax					(40)		(40)
Equity contribution received by noncontrolling interest						33,582	33,582
Distributions to parent from noncontrolling interest						(9,498)	(9,498)
Ending balance – September 30, 2008	17,348	$17,348	$184,917	$156,718	$173	$170,347	$529,503

Beginning balance – December 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157	$548,410
Net income				26,289		10,427	36,716
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $42 tax					(63)		(63)
Cash dividends paid to parent by MGE				(12,839)			(12,839)
Equity contribution received by noncontrolling interest						2,486	2,486
Distributions to parent from noncontrolling interest						(8,031)	(8,031)
Ending balance – September 30, 2009	17,348	$17,348	$192,417	$177,804	$71	$179,039	$566,679

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2009

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power West Campus and MGE Power Elm Road own electric generating assets and lease those assets to MGE. MGE is considered the primary beneficiary of these entities as a result of these leasing arrangements. Both entities are variable interest entities (VIEs) under applicable accounting requirements; therefore, MGE is required to consolidate both entities into its financial results and financial position.

The accompanying consolidated financial statements as of September 30, 2009, and for the three and nine months then ended are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2008 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 112 of the 2008 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

As of June 1, 2009, MGE Energy is purchasing stock in the open market for issuance pursuant to its Stock Plan rather than issuing new shares.

All MGE Energy common stock shares issued under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the nine months ended September 30, 2009, MGE Energy issued 209,065 new shares of common stock under the Stock Plan for net proceeds of $6.3 million. For the nine months ended September 30, 2008, MGE Energy issued 357,732 new shares of common stock under the Stock Plan for net proceeds of $12.1 million.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Credit Facilities - MGE Energy and MGE.

On March 31, 2009, MGE amended its existing credit agreement dated August 29, 2008, with JPMorgan Chase Bank, N.A., as lender, which provides MGE with a $20 million committed credit facility. The principal purpose of the amendment was to extend the expiration date of the original agreement from March 31, 2009, to March 30, 2010. The credit facility continues to be used as a backup facility to MGE's commercial paper program. As of September 30, 2009, no borrowings were outstanding under the credit facility. The amendment also changed the interest rate provisions of the original agreement. As amended, borrowings under the credit facility may bear interest at either (i) a LIBOR-based rate (as defined in the original agreement) for an applicable interest period, plus 1.50% or (ii) an Alternate Base Rate, plus 1%. The Alternate Base Rate is defined as the greater of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the Federal Funds Effective Rate (as defined in the original agreement) plus 0.50% and (3) the one-month LIBOR-based rate plus 1%. The amendment also changed the non-use fee to 0.150% per annum on the unused commitment under the credit facility.

In addition, on August 28, 2009, MGE Energy amended its existing credit agreement dated as of December 30, 2008, with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. The credit agreement relates to a revolving credit facility provided by the lenders to MGE Energy. Among other things, the amendment increases the aggregate commitment of the lenders from $20 million to

$40 million, extends the expiration date from September 30, 2009, to August 27, 2010, and increases the adder used in the calculation of the "Eurodollar Rate" interest rate option. The increased commitment replaces a $20 million commitment on MGE Energy's credit agreement dated as of August 29, 2008, with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, which expired pursuant to its terms on August 28, 2009. As of September 30, 2009, no borrowings were outstanding under this credit facility. As amended, the credit facility carries interest at either (i) a "floating rate," calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus ½% per annum, or a Eurodollar-based rate for a one month interest period plus 1% or (ii) a "Eurodollar Rate," calculated as provided in the credit agreement for the selected interest period, plus 1.5%.

3.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
MGE Energy
Net income	$12,722	$17,310	$37,567	$41,704
Unrealized gain (loss) on cash flow hedges, net of tax ($- and $(444), and $- and $26)	-	662	-	(40)
Unrealized loss on available-for-sale securities, net of tax ($1 and $110, and $27 and $164)	(1)	(165)	(41)	(245)
Reclassification of realized gain due to sale of investments, net of tax ($- and $751, and $- and $751)	-	(1,120)	-	(1,120)
Total comprehensive income	$12,721	$16,687	$37,526	$40,299

MGE
Net income	$12,409	$15,469	$36,716	$39,172
Unrealized gain (loss) on cash flow hedges, net of tax ($- and $(444), and $- and $26)	-	662	-	(40)
Unrealized loss on available-for-sale securities, net of tax ($5 and $110, and $42 and $265)	(7)	(164)	(63)	(396)
Reclassification of realized gain due to sale of investments, net of tax ($- and $194, and $- and $194)	-	(289)	-	(289)
Total comprehensive income	$12,402	$15,678	$36,653	$38,447
Less: Comprehensive income attributable to noncontrolling interest	(3,567)	(3,084)	(10,427)	(9,235)
Comprehensive income attributable to MGE	$8,835	$12,594	$26,226	$29,212

4.

Investments - MGE Energy and MGE.

a.

Investment in ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC and has a 20% voting ownership interest in ATC Management, Inc. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the nine months ended September 30, 2009 and 2008, MGE Transco recorded equity earnings from the investment in ATC of $6.1 million (pretax) and $5.3 million (pretax), respectively. Dividend income received from ATC was $4.7 million and $3.8 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, MGE Transco made capital contributions of $2.5 million and $2.3 million, respectively.

At September 30, 2009, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and nine months ended September 30, 2009 and 2008, is as follows:

(In thousands)
Income statement data for the three months ended September 30,	2009	2008
Operating revenues	$132,288	$119,955
Operating expenses	(58,743)	(52,107)
Other expense, net	(147)	(169)
Interest expense, net	(19,595)	(18,037)
Earnings before members' income taxes	$53,803	$49,642
MGE Energy's and MGE's equity earnings in ATC	$2,110	$2,010
(In thousands)
Income statement data for the nine months ended September 30,	2009	2008
Operating revenues	$387,536	$345,131
Operating expenses	(172,315)	(156,267)
Other expense, net	(276)	(315)
Interest expense, net	(57,513)	(50,794)
Earnings before members' income taxes	$157,432	$137,755
MGE Energy's and MGE's equity earnings in ATC	$6,112	$5,320

b.

Other Investments.

MGE Energy and MGE hold available for sale securities in both publicly traded and privately held companies. During the three and nine months ended September 30, 2009, no investments were liquidated. However, during the three and nine months ended September 30, 2008, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received $2.3 million and $0.8 million, respectively, in cash proceeds. In addition, MGE Energy recorded a receivable of $1.0 million. MGE Energy and MGE recorded a $2.8 million and $0.5 million pretax gain on the sale of investments, respectively, in the income statement for the three and nine months ended September 30, 2008.

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

For both MGE Energy and MGE, there have been no changes to unrecognized tax benefits existing at December 31, 2008, nor any additions for new tax positions, during the nine months ended September 30, 2009.

b.

Effective Tax Rate.

MGE Energy's effective income tax rates for the three and nine months ended September 30, 2009, are 35.4% and 35.2%, respectively, compared to 36.0% and 35.8% for the same periods in 2008. These decreases are primarily attributable to increases in the federal tax credit for producing electricity from wind energy. Federal law allows a tax credit of 2.1 cents per kilowatt hour of electricity produced and sold from wind energy. The tax credit for 2009 is expected to exceed the credit for 2008 mainly due to the full year generation expected from Top of Iowa III wind farm in 2009. In 2008, wind generation from that wind farm occurred for approximately ten months.

MGE's effective income tax rates for the three and nine months ended September 30, 2009, are 35.2% and 35.0%, respectively, compared to 35.5% and 35.5% for the same periods in 2008. These decreases are similarly due to an increased wind energy tax credit expected for 2009.

Under 2009 Wisconsin Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The effect of the combined reporting statute in Wisconsin is not expected to make any significant changes to the effective income tax rate or the tax accrual.

6.

Elm Road - MGE Energy and MGE.

a.

Construction.

On November 4, 2005, MGE Power Elm Road acquired an 8.33% ownership interest in each of two 615 MW coal-fired generating units being constructed in Oak Creek, Wisconsin. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. The estimated share of capital costs for that ownership interest in both units is approximately $172 million (excluding capitalized interest).

In July 2008, the Elm Road construction contractor, Bechtel, gave notice forecasting that the in-service date of Unit 1 would be delayed by three months from the guaranteed in-service date of September 29, 2009, and that the in-service date of Unit 2 would be one month earlier than the guaranteed in-service date of September 29, 2010. The notice stated that the delays in Unit 1 were caused by severe weather, changes in local labor conditions from those anticipated by the contractor and other factors. On December 23, 2008, we received notice from Elm Road Services, LLC (ERS) that it had received a letter from Bechtel containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. On November 2, 2009, we received notice from ERS that Bechtel amended its claim to increase its request for cost relief to approximately $32.5 million and for schedule relief by approximately one month for both Unit 1 and Unit 2. Bechtel is constructing the Elm Road units under a turnkey engineering, procurement and construction contract (the "Contract") with ERS, which is the project manager for the Elm Road units.

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

As amended, Bechtel's claim asserts two claims for cost and schedule relief:

•

The first claim is based on the alleged impact of severe weather and specified labor-related matters. It seeks compensation for additional costs of approximately $445.5 million, of which MGE Energy's share would be approximately $37.1 million, if the claim is successful in full. Bechtel has reserved the right to request future additional costs and schedule relief. Bechtel seeks cost and schedule relief for weather-related events, which it contends are force majeure events and changed local conditions under the Contract, consisting of extreme winds from September 2006 through April 2007, snowstorms from December 2007 through April 2008, rain storms in June 2008, and adverse weather conditions during the 2008-2009 winter. It also seeks cost and schedule relief based upon alleged changes in labor conditions, which it contends consisted of a significant shortage in the availability of craft labor, significant increases in competing projects, overtime and per diems allegedly necessary to attract labor, and alleged restrictions that the project labor agreement placed on Bechtel's ability to attract and retain craft labor.

•

The second claim is based upon the alleged effects of ERS-directed changes and ERS-caused delays prior to the issuance of the full notice to proceed (FNTP) in July 2005. It seeks compensation for additional costs of approximately $72 million, of which MGE Energy's share would be approximately $6 million, if the claim is successful in full. These changes and delays are alleged to consist of a delay in issuing certain limited notices to proceed, a delay in issuing the FNTP until the final resolution of litigation brought by opposition groups that challenged the Certificate of Public Convenience and Necessity for the Elm Road units, the imposition of additional limits to third party cancellation charges that allegedly restricted Bechtel's ability to issue purchase orders, a reduction of the pre-FNTP monthly payments below the amounts required by the Contract, and a request by ERS to perform design studies and issue design changes during the pre-FNTP period.

Although ERS continues to analyze the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units' owners currently retain price adjustment risk under the contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has stated that it currently believes Bechtel was fully compensated for any and all impacts of the delayed start as indicated in certain change orders entered into between ERS and Bechtel prior to the start of construction of the Elm Road units. Furthermore, ERS has stated that it does not believe that the contract provides for relief based upon the cumulative impact of change orders.

ERS invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. ERS and Bechtel agreed to combine these issues and Bechtel's claims into one mediation. Mediation was unsuccessful and therefore, both parties submitted the matter to binding arbitration pursuant to the contract. The arbitration is expected to be concluded in 2010 or early 2011. We are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order.

Bechtel continues to target an in-service date for Elm Road Unit 1 three months beyond the guaranteed date of September 29, 2009, and an in-service date for Elm Road Unit 2 one month earlier than the guaranteed date of September 29, 2010. However, in its amended claim Bechtel requests schedule relief that would result in approximately seven months of relief from liquidated damages beyond the guaranteed in-service date for Unit 1 and approximately four months of relief from liquidated damages beyond the guaranteed in-service date for Unit 2. ERS has informed us that although Bechtel has fallen slightly behind these dates, Bechtel has recovery plans in place and believes these target dates are achievable. However, the final few months of start-up and commissioning could present unforeseen challenges that may delay the in-service date for Elm Road Unit 1 beyond December 29, 2009.

At September 30, 2009, $161.1 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest on the Elm Road project. At September 30, 2009, MGE Power Elm Road recorded a total of $13.4 million in capitalized interest related to the Elm Road project which is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets.

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

Based on the nature and terms of the leasing agreements and the relationship they establish, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under applicable accounting requirements. Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest.

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the generating units, management fees, and community impact mitigation costs. MGE estimates that the total carrying costs on the Elm Road project will be approximately $58.4 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $17.9 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $40.5 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates.

During 2009, MGE will recover $11.1 million in electric rates for its investment in MGE Power Elm Road. Of this amount, $9.5 million relates to carrying costs and $1.6 million relates to management fees, community impact mitigation costs, and other related costs. For the nine months ended September 30, 2009, $7.1 million related to the carrying costs were recovered in rates. Of this amount, $1.0 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE Energy and MGE. The remaining $6.1 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE.

7.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2009 and 2008. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. For the three and nine months ended September 30, 2009, $2.0 million and $5.8 million, respectively, of the net periodic benefit cost has been deferred on the consolidated balance sheet as a result of PSCW approval.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,349	$1,199	$3,996	$3,804
Interest cost	2,970	2,910	8,801	8,563
Expected return on assets	(2,293)	(3,308)	(6,793)	(9,990)
Amortization of:
Transition obligation	36	36	106	108
Prior service cost	110	111	327	333
Actuarial loss	1,207	237	3,575	434
Net periodic benefit cost	$3,379	$1,185	$10,012	$3,252

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$436	$467	$1,307	$1,400
Interest cost	886	949	2,659	2,846
Expected return on assets	(208)	(323)	(625)	(970)
Amortization of:
Transition obligation	97	106	292	320
Prior service cost	65	72	196	215
Actuarial loss	153	76	459	229
Net periodic benefit cost	$1,429	$1,347	$4,288	$4,040

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

In addition to units granted in 2008 and 2007, on January 16, 2009, 18,604 units were granted based on the MGE Energy closing stock price as of that date. These newly-granted units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards, including the outstanding awards granted in 2008 and 2007, has been subsequently re-measured at September 30, 2009, as required by applicable accounting principles. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon also using the graded vesting method.

During the nine months ended September 30, 2009 and 2008, MGE recorded $0.7 million and $0.4 million, respectively, in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the nine months ended September 30, 2009. A forfeiture, but no cash settlements, occurred during the nine months ended September 30, 2008. At September 30, 2009, $0.1 million of these awards were vested.

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

Solid Waste

MGE is listed as a potentially responsible party for the Lenz Oil site in Lemont, Illinois, which is a site on the national priorities Superfund list. This site was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. At September 30, 2009, MGE accrued a $0.1 million gross liability for this matter. The expected range of loss for this item is estimated to be between $0.1 million and $0.2 million.

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

The WDNR is promulgating revised rules to regulate thermal effluent discharges from point sources in Wisconsin. The current draft rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined, however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect Elm Road to be impacted by these rules.

Energy Efficiency and Renewables

Effective March 31, 2006, Wisconsin adopted the Energy Efficiency and Renewables Act that focuses on three areas: increasing the use of renewable energy in Wisconsin, promoting the development of renewable energy technologies, and strengthening the state's energy efficiency programs. This legislation requires that by 2015, 10% of the state's electricity be generated from renewable resources. MGE expects the cost to comply with the Act and its accompanying regulations will be recoverable through current and future rates.

Air Quality

Air quality regulations promulgated by the EPA and WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO 2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives including, but not limited to, the Clean Air Interstate Rule (CAIR), new source performance standards (NSPS), Clean Air Visibility Rule (CAVR), the protection of visibility by application of best available retrofit technologies (BART), and Wisconsin's mercury rules under NR 446, are expected to result in significant additional operating and capital expenditures at Columbia, Elm Road, and Blount.

On September 16, 2009, the EPA announced that it is reconsidering the March 12, 2008, ozone standard. As part of this reconsideration EPA intends to review both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards. The EPA intends to propose any revisions to the standard by December 2009. At this time, without a proposed standard from the EPA, we are unable to determine whether or not the counties of Dane, Columbia and/or Milwaukee, (where our generation facilities are located) will be in attainment with the potential revised standard (i.e., have ambient air quality that is at or below the attainment level selected by the EPA). A nonattainment designation for ozone in any of these counties has the potential to increase operating and capital expenditures at Columbia (located in Columbia County), Blount and WCCF (located in Dane County) and Elm Road (located in Milwaukee County).

The 2006 standard for fine particulate emissions under 2.5 microns and monitoring data has resulted in EPA previously announcing its preliminary intent to designate Dane, Columbia, and Milwaukee counties (among others) as nonattainment for fine particulate under the 2006 standard. A nonattainment designation could result in increased expenditures at our generation facilities. On October 8, 2009, EPA announced its final PM2.5 attainment designations for Wisconsin using the 2006 through 2008 data and only Milwaukee, Racine and Waukesha Counties were designated as nonattainment. (See the Federal National Ambient Air Quality Standards subsection within the Environmental Matters section in Part I, Item 1 of our 2008 Annual Report on Form 10-K for additional details.) Earlier this year the PM2.5 standards were remanded to the EPA by the D.C. Circuit Court. Because this is a remand, the current primary hourly and annual standards will remain in place as the EPA evaluates and potentially revises both the primary and secondary standard as per the D.C. Circuit Court decision. If the standards are made more stringent, more counties where our generation is located could become nonattainment; however, that cannot be known until the standards are finalized.

On July 15, 2009, the EPA published proposed revisions to the primary Nitrogen Dioxide (NO 2) NAAQS. Under the proposed revisions the EPA would expect states to submit initial recommendations for nonattainment areas by January 2011 using 2008-2010 data. The EPA would make final attainment and nonattainment designations by January 2012. It is unclear at this time how MGE's power plants would be affected by this proposed revision.

On February 9, 2009, the Justice Department, on behalf of the EPA, asked the Supreme Court to dismiss EPA's request (petition for certiorari) that the Court review the D.C. Circuit Court's vacatur of the Clean Air Mercury Rule (CAMR). This withdrawal paves the way for the EPA to develop Maximum Achievable Control Technology (MACT) standards for electric utilities. It is unclear at this time how quickly MACT standards will be created for electric utilities and how they will affect MGE's operations. The implementation of the MACT standards may affect our facilities that burn coal and oil. However, we are uncertain of the exact cost or operational impact until the final MACT standards are known.

In 1998, the EPA issued a rule that imposed a NO x emission budget for emission sources in Wisconsin. In 2000, the Court of Appeals for the District of Columbia invalidated a portion of the rule as applied to Wisconsin; however, the Court stayed that portion of the challenge concerning Wisconsin's alleged impacts on downwind, eight-hour ozone nonattainment areas. EPA has also stayed that portion of the rule concerning Wisconsin's alleged impacts on downwind eight-hour ozone nonattainment areas. If that portion of the rule concerning eight-hour ozone nonattainment areas is upheld, the resulting NO x emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, and WCCF.

Columbia

In April 2009, the Columbia owners filed a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project as a result of an environmental initiative. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of September 30, 2009, MGE had incurred $0.6 million (excluding carrying costs) in deferred pre-certification and pre-construction expenditures at Columbia related to this environmental initiative.

As of September 30, 2009, Columbia entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is estimated to be $0.4 million for the remainder of 2009. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

Citizen groups submitted certain public comments or petitions to the WDNR and U.S. EPA objecting to the 2008 renewal of the Title V air operating permit for Columbia. In September 2008, WPL, the plant operator and permit holder, received a Title V air permit renewal for Columbia from WDNR, which contained certain permit changes and responded to the citizen comments. In December 2008, a citizen group submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging EPA to challenge the Columbia permit. In October 2009, the EPA issued an order which denied parts of the petition, granted other parts and sent the Title V permit back to the WDNR for further review based on the EPA Order. The WDNR has 90 days from receipt of the EPA Order to address the objection indentified by EPA and take action on the permit. MGE is unable to predict what actions the WDNR or EPA may take on the renewal of Columbia's existing operating permit.

In October 2009, the Sierra Club provided notice of its intent to file a civil lawsuit against the owners and operator of Columbia for alleged violations of the Clean Air Act. Among other things, this notice alleges the failure to obtain necessary air permits and implement necessary emission controls associated with activities undertaken in approximately 2000 and 2005. If pursued and successful, this lawsuit could result in civil penalties, injunctive relief, as well as increased capital and operating/maintenance expenditures at Columbia. WPL, the operator and permit holder for Columbia, has informed MGE that it is reviewing the allegations and is currently unable to predict the impact of the allegations on Columbia's finances or operations at this time.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2010. At September 30, 2009, MGE has outstanding a $3.7 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at September 30, 2009, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. Principal payments for the next five years on the loans are $0.2 million for the remainder of 2009, $0.9 million in 2010, $0.6 million in 2011, $0.4 million in 2012, and $0.4 million in 2013.

c.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of September 30, 2009, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations, financial position, and cash flows.

d.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $19.7 million for the remainder of 2009, $23.9 million for 2010, and $0.7 million for 2011. Management expects to recover these costs in future customer rates.

e.

Wind Development Rights - MGE Energy.

In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. A payment of $0.8 million was made related to these agreements in 2009. Future payments related to these agreements are estimated to be $1.2 million in 2010, $0.8 million in 2011, $3.2 million in 2012, $0.4 million in 2013, $0.1 million in 2014, $1.7 million in 2015, and $0.4 million in 2016. These wind development rights may potentially be used to develop wind farms in three counties in Iowa up to approximately 175 MWs; however, neither MAGAEL nor MGE Energy has any obligation to build any wind generators at these sites.

f.

ATC Capital Commitment - MGE Energy and MGE.

On September 16, 2009, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $1.1 million to ATC in October 2009.

10.

Restructuring Activities - MGE Energy and MGE.

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use by the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE determined that certain employee positions will be eliminated as a result of this exit plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. To comply with the MISO directive, MGE will delay plans for retiring 90 MW of generation equipment at Blount. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After 2011, the entire plant will be operated exclusively on natural gas. MGE is working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery. MGE management also began working on an implementation plan.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits were recognized initially at the respective communication dates based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period of the employees. In May 2009, renegotiated union agreements were ratified and resulted in changes to the involuntary and voluntary severance benefits. These changes have been reflected in the restructuring accrual. Estimated benefits expected to be paid are as follows: $0.1 million in 2010, $0.8 million in 2011, and $0.3 million in 2013. Total benefits paid as of September 30, 2009, were $0.2 million.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for the nonunion and union employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2008, through September 30, 2009:

(In thousands)
Balance at December 31, 2008	$671
Additional expense, net (deferred)	103
Cash payments during the period	-
Balance at September 30, 2009	$774

The exit plan has also resulted in accelerated depreciation for certain Blount assets expected to be retired by 2011. These assets are being recovered in rates over a four-year period that began in 2008. For both the nine months ended September 30, 2009 and 2008, $2.5 million of accelerated depreciation expense had been recognized and recovered in rates.

11.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is two years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

As of September 30, 2009, the gross notional volume of open derivatives is as follows:

Commodity derivative contracts	727,760 MWh
Commodity derivative contracts	11,410,000 Dth
FTRs	5,102 MW

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At September 30, 2009, MGE Energy and MGE had $1.8 million in cash collateral that was netted against the net derivative positions with counterparties.

During 2009, MGE purchased and sold exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At September 30, 2009, the cost basis of these financial instruments exceeded their fair value by $2.8 million.

During 2009, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive a set percentage of the benefits or loss from these deals if certain thresholds are achieved. The portion related to the shareholders is reflected in other comprehensive income and the portion related to customers is reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. At September 30, 2009, the cost basis of these financial instruments exceeded their fair value by less than $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2009, reflects a loss position of $12.6 million. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the balance sheet at September 30, 2009. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Commodity derivative contracts	Other current assets	$2,569	Other current liabilities	$4,359
Commodity derivative contracts	Other deferred charges	47	Other deferred liabilities	57
FTRs	Other current assets	409	Other current liabilities	1,377
Ten-year PPA	N/A	N/A	Other deferred liabilities	12,634

The following table summarizes the unrealized and realized losses related to the derivative instruments on the balance sheet at September 30, 2009, and the income statement for the three and nine months ended September 30, 2009 (a).

(In thousands)	Current and long-term regulatory asset	Other current assets
Three Months Ended September 30, 2009:
Balance at June 30, 2009	$17,370	$2,542
Change in unrealized loss	5,344	-
Realized loss reclassified to a deferred account	(1,575)	1,575
Realized loss reclassified to income statement	(5,737)	(2,388)
Balance at September 30, 2009	$15,402	$1,729

Nine Months Ended September 30, 2009:
Balance at December 31, 2008	$14,007	$4,466
Change in unrealized loss	27,789	-
Realized loss reclassified to a deferred account	(12,728)	12,728
Realized loss reclassified to income statement	(13,666)	(15,465)
Balance at September 30, 2009	$15,402	$1,729

(In thousands)	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold
Realized losses (gains):

Three Months Ended September 30, 2009:
Commodity derivative contracts	$-	$8,150	$(18)
FTRs	-	(7)	-
Ten-year PPA	-	-	-

Nine Months Ended September 30, 2009:
Commodity derivative contracts	$84	$20,566	$7,870
FTRs	-	611	-
Ten-year PPA	-	-	-

(a)

MGE's commodity derivative contracts, FTRs, and ten-year PPA are subject to regulatory deferral. These derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the balance sheet and are recognized in earnings in the delivery month applicable to the instrument. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. At September 30, 2009, certain counterparties are in a net liability of $1.3 million.

On September 26, 2007, MGE entered into a non-exchange traded HDD collar. This agreement extended from January 2008 until March 2008 and had a premium of $0.2 million. Actual heating degree days during the aforementioned period were 3,971 which exceeded the ceiling; therefore, MGE recorded a $1.5 million expense (includes the $0.2 million premium) on the collar in the first quarter of 2008.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2009, no counterparties have defaulted.

12.

Regional Transmission Organizations - MGE Energy and MGE.

On April 1, 2005, the MISO implemented its bid-based energy market. MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for transmission congestion management. MGE is a participant in this market. On April 1, 2005, MGE began offering substantially all of its generation on the MISO market and purchasing much of its load requirement from the MISO market in accordance with the MISO Tariff. In January 2009, MISO implemented and MGE began participating in the ancillary services market (ASM). The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. Previously, MGE was responsible for providing its own reserves, however in the ASM, MISO will provide the reserves for MGE's load, and MGE may offer to sell reserves from its generating units. In addition to this market change, MISO took on various balance authority functions. In June 2009, MISO implemented and MGE began participating in the voluntary capacity auction. The voluntary capacity auction provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities may participate in the voluntary capacity auction to potentially obtain the necessary aggregate planning resource credits to meet their planning reserve margin requirement. Generator owners may participate to sell any excess aggregate planning resource credits that are not needed.

Additionally, on May 1, 2004, MGE became a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for 50 MW, that is affected by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in $16.1 million and $50.1 million reduction to sales for resale and purchased power expense for the three months ended September 30, 2009 and 2008, respectively and a $51.5 million and $134.9 million reduction to sales for resale and purchased power expense for the nine months ended September 30, 2009 and 2008, respectively.

13.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to its gas delivery system.

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

In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. This credit is based upon newly computed annual average fuel costs for 2009, using actual fuel costs for January, February and March and revised forecasts for April through December 2009. In May 2009, the PSCW approved the interim order authorizing MGE to implement the proposed credit, subject to refund with interest at 10.8% effective May 9, 2009, until the final PSCW order. For the three and nine months ended September 30, 2009, this interim credit resulted in a $1.7 million and $3.7 million reduction to electric revenues, respectively. During the nine months ended September 30, 2009, $2.5 million had been credited to electric customers. At September 30, 2009, a short-term regulatory liability of $1.2 million related to this interim order is included in the consolidated balance sheets of MGE Energy and MGE.

As a result of lower-than-expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. To account for this refund, MGE recorded a $5.5 million reduction to other electric revenues in the twelve months ended December 31, 2008. In March 2009, the PSCW completed their audit of the 2008 electric fuel costs and issued a final order, which applied this refund to customers' accounts in March 2009.

14.

Fair Value of Financial Instruments - MGE Energy and MGE.

At September 30, 2009, and December 31, 2008, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt is based on quoted market prices at September 30, 2009, and December 31, 2008. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$7,022	$7,022	$4,106	$4,106
Restricted cash*	4,100	4,100	4,805	4,805
Liabilities:
Short-term debt - bank loans	80,000	80,000	73,500	73,500
Short-term debt - commercial paper	20,000	20,000	51,000	51,000
Long-term debt	273,500	287,260	273,500	261,315

MGE
Assets:
Cash and cash equivalents	4,684	4,684	1,318	1,318
Restricted cash*	4,100	4,100	4,805	4,805
Liabilities:
Short-term debt - commercial paper	20,000	20,000	51,000	51,000
Long-term debt	273,500	287,260	273,500	261,315

*The restricted cash amounts for September 30, 2009, and December 31, 2008, are shown net of $3.3 million and $10.5 million, respectively, of cash collateral that was netted against net derivatives positions as well as other liabilities with counterparties.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

(In thousands)	Fair Value as of September 30, 2009
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$443	$443	$-	$-
Total Assets	$443	$443	$-	$-
Liabilities:
Derivatives, net (a)	$15,402	$(1,398)	$-	$16,800
Deferred compensation	1,286	1,286	-	-
Total Liabilities	$16,688	$(112)	$-	$16,800
MGE
Assets:
Exchange-traded investments	$259	$259	$-	$-
Total Assets	$259	$259	$-	$-
Liabilities:
Derivatives, net (a)	$15,402	$(1,398)	$-	$16,800
Deferred compensation	1,286	1,286	-	-
Total Liabilities	$16,688	$(112)	$-	$16,800

(a)

These amounts are shown gross and exclude $1.8 million of cash collateral that was netted against net derivative positions with counterparties.

(In thousands)	Fair Value as of December 31, 2008
	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$511	$511	$-	$-
Total Assets	$511	$511	$-	$-
Liabilities:
Derivatives, net (b)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$ 15,178	$5,959	$-	$9,219
MGE
Assets:
Exchange-traded investments	$364	$364	$-	$-
Total Assets	$364	$364	$-	$-
Liabilities:
Derivatives, net (b)	$14,007	$4,788	$-	$9,219
Deferred compensation	1,171	1,171	-	-
Total Liabilities	$15,178	$5,959	$-	$9,219

(b)

These amounts are shown gross and exclude $9.9 million of cash collateral that was netted against net derivative positions with counterparties.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter party transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices with markets with similar exchange traded transactions. The ten-year purchased power agreement (see Footnote 11) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. Inputs to the model require significant management judgment and estimation. The model uses a forward power pricing curve based on exchange-traded contracts in the electric futures market. As described above, the market prices from this source have insufficient volumes and are classified as Level 3 in the fair value hierarchy. To project future prices beyond the period in which these quoted market prices are available, MGE calculates the price based on forward gas prices and an implied heat rate. MGE considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model incorporates discounting, credit, and model risks. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26-week maturity increased by 1% compounded monthly, with a minimum annual rate of 7%, compounded monthly, and are therefore based upon observable market data and classified as Level 1.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Three Months Ended September 30,	2009	2008
Balance as of July 1,	$(16,838)	$5,802
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	38	(9,489)
Included in other comprehensive income	-	(10)
Included in earnings	(5,737)	(82)
Included in current assets	-	-
Purchases, sales, issuances, and settlements, net	5,737	82
Transfers in and/or out of Level 3	-	-
Balance as of September 30,	$(16,800)	$(3,697)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, (c)	$-	$-
(In thousands)
Nine Months Ended September 30,	2009	2008
Balance as of January 1,	$(9,219)	$(444)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(7,581)	(3,296)
Included in other comprehensive income	-	43
Included in earnings	(13,663)	1,122
Included in current assets	-	-
Purchases, sales, issuances, and settlements, net	13,663	(1,122)
Transfers in and/or out of Level 3	-	-
Balance as of September 30,	$(16,800)	$(3,697)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, (c)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2009 and 2008, for both MGE Energy and MGE. (c).

(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the three months ended September 30, 2009	$(5,734)	$(3)	$-
Total gains (losses) included in earnings for the three months ended September 30, 2008	$(114)	$16	$16

Total gains (losses) included in earnings for the nine months ended September 30, 2009	$(13,825)	$91	$71
Total gains (losses) included in earnings for the nine months ended September 30, 2008	$1,184	$(31)	$(31)

(c) MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive a set percentage of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only the gains or losses associated with customers are subject to regulatory deferral. The remaining shareholder portion is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

15.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Consolidation and Business Combinations.

In December 2007, the FASB issued authoritative guidance within the Codification's Consolidation and Business Combinations topics that changed the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary as well as the accounting and reporting for the deconsolidation of a subsidiary. This authoritative guidance became effective for MGE Energy and MGE as of January 1, 2009, and affected the presentation of the minority interest on MGE's financial statements.

b.

Derivative and Hedging.

In March 2008, the FASB issued authoritative guidance within the Codification's Derivative and Hedging topic which intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. MGE Energy and MGE adopted this authoritative guidance as of January 1, 2009. See Footnote 11 for additional information.

c.

Compensation-Retirement Benefits.

In December 2008, the FASB issued authoritative guidance within the Codification's Compensation-Retirement Benefits topic that provides guidance on employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this authoritative guidance is effective for fiscal years ending after December 15, 2009. This authoritative guidance will not have any financial impact, but will require additional disclosures.

d.

Financial Instruments.

In April 2009, the FASB issued authoritative guidance within the Codification's Financial Instruments topic that required disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This authoritative guidance became effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. MGE Energy and MGE did not elect to early adopt this authoritative guidance. This authoritative guidance did not have any financial impact, but required additional disclosures. See Footnote 14 for additional information.

e.

Subsequent Events.

In May 2009, the FASB issued authoritative guidance within the Codification's Subsequent Events topic which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the issuance of financial statements. Furthermore, this authoritative guidance required entities to disclose the date through which subsequent events were evaluated. This authoritative guidance became effective for interim or annual reporting periods ending after June 15, 2009. This authoritative guidance did not have any financial impact, but required additional disclosures. See Footnote 17 for additional information.

f.

Transfers and Servicing of Financial Assets.

In June 2009, the FASB issued FAS 166. This statement removes the concept of a qualifying special-purpose entity from authoritative guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities. This statement also removes the exception for qualifying special-purpose entities from authoritative guidance on consolidation of variable interest entities. The adoption of FAS 166 is effective for fiscal years ending after November 15, 2009. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

g.

Consolidation of Variable Interest Entities.

In June 2009, the FASB issued FAS 167 which amends the consolidation guidance for variable-interest entities. These amendments include the elimination of the exemption for qualifying special purpose entities, a new approach for determining consolidation of a variable-interest entity and changes to when it is necessary to reassess consolidation of a variable interest entity. The adoption of FAS 167 is effective January 1, 2010. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

h.

Generally Accepted Accounting Principles.

In June 2009, the FASB issued authoritative guidance within the Codification's Generally Accepted Accounting Principles topic which established the Codification as the single source of authoritative GAAP recognized by FASB to be applied by nongovernmental entities except for guidance issued by the SEC. Effective for financial statements issued for interim and annual periods ending after September 15, 2009, MGE Energy and MGE adopted this authoritative guidance as of September 30, 2009. The Codification superseded all reporting standards but did not change GAAP. This authoritative guidance did not have any financial impact, however references to accounting principles were updated to reflect the Codification.

16.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2008 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended Sept. 30, 2009
Operating revenues	$91,734	$15,144	$2,419	$-	$-	$-	$109,297
Interdepartmental revenues	167	1,240	3,725	-	-	(5,132)	-
Total operating revenues (loss)	91,901	16,384	6,144	-	-	(5,132)	109,297
Depreciation and amortization	(7,241)	(2,433)	(686)	-	-	-	(10,360)
Other operating expenses	(66,155)	(16,661)	(30)	-	(114)	5,132	(77,828)
Operating income (loss)	18,505	(2,710)	5,428	-	(114)	-	21,109
Other (deductions) income, net	(53)	(15)	-	2,110	(38)	-	2,004
Interest (expense) income, net	(2,684)	(757)	(672)	-	696	-	(3,417)
Income (loss) before taxes	15,768	(3,482)	4,756	2,110	544	-	19,696
Income tax (provision) benefit	(5,257)	1,270	(1,909)	(847)	(231)	-	(6,974)
Net income (loss)	$10,511	$(2,212)	$2,847	$1,263	$313	$-	$12,722

Three months ended Sept. 30, 2008
Operating revenues	$99,177	$24,843	$1,787	$ -	$ -	$ -	$125,807
Interdepartmental revenues	169	6,547	3,720	-	-	(10,436)	-
Total operating revenues (loss)	99,346	31,390	5,507	-	-	(10,436)	125,807
Depreciation and amortization	(6,962)	(2,326)	(686)	-	-	-	(9,974)
Other operating expenses	(69,116)	(31,725)	(26)	-	(151)	10,436	(90,582)
Operating income (loss)	23,268	(2,661)	4,795	-	(151)	-	25,251
Other income, net	606	171	-	2,010	2,505	-	5,292
Interest (expense) income, net	(2,779)	(784)	(651)	-	703	-	(3,511)
Income (loss) before taxes	21,095	(3,274)	4,144	2,010	3,057	-	27,032
Income tax (provision) benefit	(7,863)	1,834	(1,663)	(814)	(1,216)	-	(9,722)
Net income (loss)	$13,232	$(1,440)	$2,481	$1,196	$1,841	$ -	$17,310

Nine months ended Sept. 30, 2009
Operating revenues	$253,059	$137,997	$6,941	$-	$-	$-	$397,997
Interdepartmental revenues	397	5,175	11,172	-	-	(16,744)	-
Total operating revenues (loss)	253,456	143,172	18,113	-	-	(16,744)	397,997
Depreciation and amortization	(21,392)	(7,109)	(2,058)	-	-	-	(30,559)
Other operating expenses	(197,702)	(123,672)	(98)	(1)	(590)	16,744	(305,319)
Operating income (loss)	34,362	12,391	15,957	(1)	(590)	-	62,119
Other (deductions) income, net	(39)	(11)	-	6,112	(45)	-	6,017
Interest (expense) income, net	(7,997)	(2,256)	(2,007)	-	2,088	-	(10,172)
Income before taxes	26,326	10,124	13,950	6,111	1,453	-	57,964
Income tax provision	(7,771)	(3,972)	(5,599)	(2,453)	(602)	-	(20,397)
Net income	$18,555	$6,152	$8,351	$3,658	$851	$-	$37,567

Nine months ended Sept. 30, 2008
Operating revenues	$265,647	$169,247	$5,646	$ -	$ -	$ -	$440,540
Interdepartmental revenues	419	18,532	11,157	-	-	(30,108)	-
Total operating revenues (loss)	266,066	187,779	16,803	-	-	(30,108)	440,540
Depreciation and amortization	(20,363)	(6,843)	(2,058)	-	-	-	(29,264)
Other operating expenses	(204,542)	(168,571)	(78)	(1)	(391)	30,108	(343,475)
Operating income (loss)	41,161	12,365	14,667	(1)	(391)	-	67,801
Other income (deductions), net	1,084	(1,343)	-	5,320	2,497	-	7,558
Interest (expense) income, net	(8,203)	(2,360)	(1,932)	-	2,116	-	(10,379)
Income before taxes	34,042	8,662	12,735	5,319	4,222	-	64,980
Income tax provision	(11,512)	(2,820)	(5,111)	(2,143)	(1,690)	-	(23,276)
Net income	$22,530	$5,842	$7,624	$3,176	$2,532	$ -	$41,704

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended Sept. 30, 2009
Operating revenues	$91,734	$15,144	$2,419	$-	$-	$109,297
Interdepartmental revenues	167	1,240	3,725	-	(5,132)	-
Total operating revenues (loss)	91,901	16,384	6,144	-	(5,132)	109,297
Depreciation and amortization	(7,241)	(2,433)	(686)	-	-	(10,360)
Other operating expenses*	(71,451)	(15,402)	(1,939)	-	5,132	(83,660)
Operating income (loss)*	13,209	(1,451)	3,519	-	-	15,277
Other (deductions) income, net*	(14)	(4)	-	1,263	-	1,245
Interest expense, net	(2,684)	(757)	(672)	-	-	(4,113)
Net income (loss)	10,511	(2,212)	2,847	1,263	-	12,409
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(3,567)	(3,567)
Net income (loss) attributable to MGE	$10,511	$(2,212)	$2,847	$1,263	$(3,567)	$8,842

Three months ended Sept. 30, 2008
Operating revenues	$99,177	$24,843	$1,787	$ -	$ -	$125,807
Interdepartmental revenues	169	6,547	3,720	-	(10,436)	-
Total operating revenues (loss)	99,346	31,390	5,507	-	(10,436)	125,807
Depreciation and amortization	(6,962)	(2,326)	(686)	-	-	(9,974)
Other operating expenses*	(76,696)	(29,811)	(1,689)	-	10,436	(97,760)
Operating income (loss)*	15,688	(747)	3,132	-	-	18,073
Other income, net*	323	91	-	1,196	-	1,610
Interest expense, net	(2,779)	(784)	(651)	-	-	(4,214)
Net income (loss)	13,232	(1,440)	2,481	1,196	-	15,469
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(3,084)	(3,084)
Net income (loss) attributable to MGE	$13,232	$(1,440)	$2,481	$1,196	$(3,084)	$12,385

Nine months ended Sept. 30, 2009
Operating revenues	$253,059	$137,997	$6,941	$-	$-	$397,997
Interdepartmental revenues	397	5,175	11,172	-	(16,744)	-
Total operating revenues (loss)	253,456	143,172	18,113	-	(16,744)	397,997
Depreciation and amortization	(21,392)	(7,109)	(2,058)	-	-	(30,559)
Other operating expenses*	(205,430)	(127,632)	(5,697)	(1)	16,744	(322,016)
Operating income (loss)*	26,634	8,431	10,358	(1)	-	45,422
Other (deductions) income, net*	(82)	(23)	-	3,659	-	3,554
Interest expense, net	(7,997)	(2,256)	(2,007)	-	-	(12,260)
Net income	18,555	6,152	8,351	3,658	-	36,716
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(10,427)	(10,427)
Net income (loss) attributable to MGE	$18,555	$6,152	$8,351	$3,658	$(10,427)	$26,289

Nine months ended Sept. 30, 2008
Operating revenues	$265,647	$169,247	$5,646	$ -	$ -	$440,540
Interdepartmental revenues	419	18,532	11,157	-	(30,108)	-
Total operating revenues (loss)	266,066	187,779	16,803	-	(30,108)	440,540
Depreciation and amortization	(20,363)	(6,843)	(2,058)	-	-	(29,264)
Other operating expenses*	(215,673)	(171,900)	(5,189)	(1)	30,108	(362,655)
Operating income (loss)*	30,030	9,036	9,556	(1)	-	48,621
Other income (deductions), net*	703	(834)	-	3,177	-	3,046
Interest expense, net	(8,203)	(2,360)	(1,932)	-	-	(12,495)
Net income	22,530	5,842	7,624	3,176	-	39,172
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(9,235)	(9,235)
Net income (loss) attributable to MGE	$22,530	$5,842	$7,624	$3,176	$(9,235)	$29,937

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

MGE Energy (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2009	$695,799	$230,655	$13,724	$289,841	$50,233	$386,450	$(415,923)	$1,250,779
December 31, 2008	677,540	284,211	14,642	271,568	46,292	381,433	(407,411)	1,268,275
Capital Expenditures:
Nine months ended Sept. 30, 2009	28,140	9,365	-	16,557	-	-	-	54,062
Year ended December 31, 2008	47,033	8,441	-	50,303	-	-	-	105,777

MGE (In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
September 30, 2009	$695,799	$230,655	$13,724	$289,591	$50,233	$(28,964)	$1,251,038
December 31, 2008	677,540	284,211	14,642	271,318	46,292	(22,881)	1,271,122
Capital Expenditures:
Nine months ended September 30, 2009	28,140	9,365	-	16,557	-	-	54,062
Year ended December 31, 2008	47,033	8,441	-	50,303	-	-	105,777

17.

Subsequent Events - MGE Energy and MGE.

The Company has evaluated subsequent events, including all events on or before November 5, 2009, which corresponds to the financial statement issuance date.

a.

ATC Capital Contribution.

In October 2009, MGE Transco made a voluntary $1.1 million capital contribution to ATC.

b.

Smart Grid Grant.

In October 2009, MGE has been awarded a $5.5 million grant for smart grid technology from the Department of Energy under the federal stimulus program, subject to reaching an agreement on the terms and conditions to cover the use of the grant funds. The grant is part of the federal government's $3.4 billion smart grid technology announced in October 2009. This Department of Energy grant requires MGE to match 50%, bringing the total cost to more than $11 million.

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

•

Interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

•

Construction risk in connection with the Elm Road generating units,

and other factors listed in "Item 1A. Risk Factors" of our 2008 Annual Report on Form 10-K.

For the three months ended September 30, 2009, MGE Energy's earnings were $12.7 million or $0.55 per share compared to $17.3 million or $0.78 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2009, were $8.8 million compared to $12.4 million for the same period in the prior year.

For the nine months ended September 30, 2009, MGE Energy's earnings were $37.6 million or $1.63 per share compared to $41.7 million or $1.89 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2009, were $26.3 million compared to $29.9 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Business Segment:	2009	2008	2009	2008
Electric Utility	$10,511	$13,232	$18,555	$22,530
Gas Utility	(2,212)	(1,440)	6,152	5,842
Nonregulated Energy	2,847	2,481	8,351	7,624
Transmission Investment	1,263	1,196	3,658	3,176
All Other	313	1,841	851	2,532
Net Income	$12,722	$17,310	$37,567	$41,704

Our net income during the three months ended September 30, 2009, primarily reflects the effects of the following factors:

•

A 7.5% decrease in electric revenue reflecting lower customer demand primarily as a result of colder-than-normal weather. According to the National Weather Service, July 2009 was the coldest on record in Madison, where MGE's primary service territory resides. Cooling degree days (a measure for determining the impact of weather during the cooling season) decreased by 47% compared to the prior period. Another contributing factor to the reduced demand for service is reduced economic activity.

•

Higher nonregulated energy revenues primarily attributable to higher carrying costs being recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

•

A decline in net income due to a $2.8 million pretax gain on the sale of investments recognized in the three months ended September 30, 2008, of which $2.3 million was included in the all other segment and $0.5 million was included in the utility segment.

Our net income during the nine months ended September 30, 2009, primarily reflects the effects of the following factors:

•

A 4.7% decrease in electric revenue reflecting lower customer demand primarily as a result of colder-than-normal weather. According to the National Weather Service, July 2009 was the coldest on record in Madison, where MGE's primary service territory resides. Cooling degree days (a measure for determining the impact of weather during the cooling season) decreased by 31% compared to the prior period. Another contributing factor to the reduced demand for service is reduced economic activity. In addition, sales for resale were lower due to decreased sales opportunities.

•

In 2008, the gas utility had expensed a $1.5 million settlement (includes premium) associated with a weather hedge (heating degree collar) as a result of colder-than-normal weather. The gas utility had no weather hedges during 2009.

•

Higher nonregulated energy revenues primarily attributable to higher carrying costs being recognized for the Elm Road project. Carrying costs during construction of the nonregulated energy projects, related to the equity portion, are recognized over the period of time the costs are recovered in rates.

•

A $0.5 million increase in net income from our interest in ATC.

•

A decline in net income due to a $2.8 million pretax gain on the sale of investments recognized in the nine months ended September 30, 2008, of which $2.3 million was included in the all other segment and $0.5 million was included in the utility segment.

During 2009, the following events occurred:

ATC: MGE Transco contributed $2.5 million for voluntary capital contributions to ATC for the nine months ended September 30, 2009. An additional voluntary capital contribution of $1.1 million was made in October 2009.

WCCF: The State of Wisconsin did not exercise its option under the WCCF Joint Ownership Agreement to acquire from us a 45 MW interest in WCCF or to enter into a purchase power agreement for 45 MW of capacity. This option expired in the second quarter of 2009.

Wind Development Rights: In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. These wind development rights may potentially be used to develop wind farms in three counties in Iowa with a capacity up to approximately 175 MWs; however, neither MAGAEL nor MGE Energy has any obligation to build any wind generators at these sites.

2009 Fuel Credit: In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. In May 2009, the PSCW approved the interim order authorizing MGE to implement the proposed credit, subject to refund with interest at 10.8% effective May 9, 2009, until the final PSCW order. In the three and nine months ended September 30, 2009, this interim credit resulted in a $1.7 million and a $3.7 million reduction to electric revenues, respectively.

2008 Fuel Refund: As a result of lower-than-expected fuel and purchased power costs in 2008, a fuel refund was approved by the PSCW. The PSCW completed their audit and issued a final order in March 2009, which applied a $5.7 million refund to customers' accounts.

2010 Rate Filing: In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to its gas delivery system.

In the near term, several items may affect us, including:

•

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $195 million for MGE Energy (including MGE) and $75 million for MGE to address our liquidity needs.

•

Elm Road Construction Claim: As described in Footnote 6, the project contractor for the Elm Road units has made claims against the units' owners for additional costs and for relief from the construction schedule. It is expected that these claims will be addressed through formal arbitration under the construction contract between the contractor and the project operator, ERS.

•

Environmental Initiatives: Various environmental rules or initiatives are in a state of flux as a result of court decisions and the change in the Presidential Administration. In addition, the U.S. House of Representatives has passed legislation intended to control greenhouse gas emissions. Such proposed legislation, rules and initiatives involve matters related to air emissions, water effluent and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia, from which we derive approximately 29% of our electricity generating capacity. We would expect to seek recovery on any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and regulations, and the scope and time of the recovery of costs in rates.

The following discussion is based on the business segments as discussed in Footnote 16.

Three Months Ended September 30, 2009 and 2008

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Residential	$29,896	$34,309	(12.9)%	200,426	227,827	(12.0)%
Commercial	50,535	55,131	(8.3)%	476,672	512,527	(7.0)%
Industrial	3,615	4,930	(26.7)%	54,084	66,410	(18.6)%
Other - retail/municipal	9,118	9,371	(2.7)%	116,641	117,288	(0.6)%
Total retail	93,164	103,741	(10.2)%	847,823	924,052	(8.2)%
Sales for resale	526	893	(41.1)%	234	3,590	(93.5)%
Other revenues	(1,956)	(5,457)	64.2%	-	-	-
Total	$91,734	$99,177	(7.5)%	848,057	927,642	(8.6)%

Cooling degree days (normal 446)				222	421	(47.3)%

Electric operating revenues decreased $7.4 million or 7.5% for the three months ended September 30, 2009, due to the following:

(In millions)
Three months ended September 30, 2009
Volume	$(8.3)
Rate changes	(2.2)
Sales for resale	(0.4)
Other revenues	3.5
Total	$(7.4)

•

Volume. During the three months ended September 30, 2009, there was an 8.2% decrease in total retail sales volumes compared to the same period in the prior year, as a result of cooler-than-normal weather and reduced demand for service due to lower economic activity. The demand for electricity is affected by weather conditions. According to the National Weather Service, July 2009 was the coldest on record in Madison, where MGE's primary service territory resides. Cooling degree days decreased by 47% compared to the prior period.

•

Rates changes. Rates charged to retail customers for the three months ended September 30, 2009, were 2.1% or $2.2 million lower than those charged during the same period in the prior year.

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

In May 2009, the PSCW approved an interim order authorizing MGE to implement a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. During the three months ended September 30, 2009, $1.6 million had been credited to electric customers.

In 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge subject to refund, with interest, on MGE's electric rates to cover increased fuel and purchased power expenses. For the three months ended September 30, 2008, this interim surcharge resulted in a $2.2 million increase to electric rates. See "Other revenues" below for additional information on this interim fuel surcharge.

•

Sales for resale. Sales for resale represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales for resale typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended September 30, 2009, sales for resale decreased $0.4 million when compared to the same period in the prior year, reflecting decreased opportunities for sales.

•

Other revenues. Other electric revenues increased $3.5 million for the three months ended September 30, 2009, compared to the same period in the prior year.

As a result of the refund provision in the May 2008 interim fuel surcharge order, MGE recognized an estimated refund to customers totaling $3.2 million during the three months ended September 30, 2008, and reflected this reduction in other electric revenues.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $2.7 million and $2.8 million for the three months ended September 30, 2009 and 2008, respectively.

Electric fuel and purchased power

As a result of more favorable prices for purchased power as compared to internal generation, power purchases were increased, and internal generation reduced, causing fuel for electric generation to decrease and purchased power expense to increase.

The expense for fuel for electric generation decreased $4.3 million or 30.3% during the three months ended September 30, 2009, compared to the same period in the prior year, reflecting the lower electric generation.

Purchased power expense increased by $2.3 million or 11.1% during the three months ended September 30, 2009, compared to the same period in the prior year. This increase in expense reflects a $4.5 million or 24.6% increase in the volume of power purchased offset by a $2.2 million or 10.8% decrease in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $0.9 million during the three months ended September 30, 2009, compared to the same period in 2008. The following changes contributed to the net change:

(In millions)
Three months ended September 30, 2009
Decreased production costs	$(0.6)
Decreased customer accounts	(0.4)
Decreased administrative and general costs	(0.2)
Decreased other expenses	(0.2)
Increased transmission costs	0.4
Increased maintenance expenses	0.1
Total	$(0.9)

For the three months ended September 30, 2009, decreased production costs were due to lower internal generation. In addition, customer accounts decreased due to lower uncollectible accounts expense. Transmission costs increased primarily due to network service fees pertaining to ATC.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Residential	$7,885	$11,159	(29.3)%	6,089	5,830	4.4%
Commercial/industrial	6,599	12,047	(45.2)%	13,125	10,557	24.3%
Total retail	14,484	23,206	(37.6)%	19,214	16,387	17.3%
Gas transportation	538	520	3.5%	6,733	6,280	7.2%
Other revenues	122	1,117	(89.1)%	-	-	-
Total	$15,144	$24,843	(39.0)%	25,947	22,667	14.5%
Heating degree days (normal 187)				170	107	58.9%
Average rate per therm of retail customer	$0.754	$1.416	(46.8)%

Gas revenues decreased $9.7 million or 39.0% for the three months ended September 30, 2009. These changes are related to the following factors:

(In millions)
Three months ended September 30, 2009
Gas costs/rates	$(10.8)
Gas deliveries	2.1
Transportation and other effects	(1.0)
Total	$(9.7)

•

Gas costs/rates. The average retail rate per therm for the three months ended September 30, 2009, decreased 46.8% compared to the same period in 2008 as a result of significantly lower natural gas costs.

•

Retail gas deliveries. For the three months ended September 30, 2009, retail gas deliveries increased 17.3% compared to the prior period.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $1.0 million primarily due to the impact of the MGE GCIM in 2008.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the three months ended September 30, 2009, shareholders did not receive a benefit from capacity release revenues and commodity savings under the GCIM compared to a $1.0 million benefit received for the three months ended September 30, 2008.

Cost of gas sold

For the three months ended September 30, 2009, cost of gas sold decreased by $9.3 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 64.3% which resulted in $10.6 million of reduced expense. This decrease is offset by an 8.5% increase in the volume of gas purchased, which resulted in $1.3 million of additional expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $0.8 million for the three months ended September 30, 2009, compared to the same period a year ago. Customer accounts decreased due to lower uncollectible accounts expense, and in addition, administrative and general expenses were lower.

Other Income, Net

For the three months ended September 30, 2009, other income, net for the electric and gas segments decreased by $0.8 million, compared to the same period in the prior year. This decrease is partially due to a $0.5 million pretax gain on investments recognized in the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $0.6 million for the three months ended September 30, 2009, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the three months ended September 30, 2009 and 2008, include $3.7 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be approximately $58.4 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. See Footnote 6.c. for additional information regarding these carrying charges. For the three months ended September 30, 2009 and 2008, MGE Power Elm Road recognized $2.1 million and $1.5 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For both the three months ended September 30, 2009 and 2008, interest expense, net at the nonregulated energy operations segment was $0.7 million. Interest expense at the nonregulated energy segment for both the three months ended September 30, 2009 and 2008, includes $0.7 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended September 30, 2009 and 2008, MGE Power Elm Road was charged $0.8 million and $1.2 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road project, respectively. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $0.8 million and $1.2 million, respectively, in capitalized interest.

During both the three months ended September 30, 2009 and 2008, MGE Power Elm Road recorded less than $0.1 million in interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2009 and 2008, other income at the transmission investment segment was $2.1 million and $2.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other - other income

Other income in the all other segment decreased $2.5 million for the three months ended September 30, 2009, compared to the same period in the prior year primarily due to a $2.3 million pretax gain on investments recognized in the prior year.

All other interest income, net

All other interest income, net for both the three months ended September 30, 2009 and 2008, was $0.7 million. Interest income for the three months ended September 30, 2009, represents $0.8 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.1 million in interest expense on short-term debt. Interest income for the three months ended September 30, 2008, represents $1.2 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.5 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.3 million or 6.3% for the three months ended September 30, 2009, when compared to the same period in 2008, due to increased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the three months ended September 30, 2009, is 35.4% compared to 36.0% for the same period in 2008. MGE's effective income tax rate for the three months ended September 30, 2009, is 35.2% compared to 35.5% for the same period in the prior year. The lower tax rates for the three months ended September 30, 2009, are primarily due to an increase in federal tax credits from the production of electricity from wind energy. The tax credit for 2009 is expected to exceed the credit for 2008 mainly due to a full year of generation from the Top of Iowa III wind farm in 2009. In 2008, wind generation from that wind farm occurred for approximately ten months.

Under 2009 Wisconsin Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The effect of the combined reporting statute in Wisconsin is not expected to make any significant changes to the effective income tax rate or the tax accrual.

Noncontrolling Interest, Net of Tax

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road generating projects. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the leasing arrangements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

For the three months ended September 30, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $1.3 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.4 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended September 30, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $0.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.3 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Nine Months Ended September 30, 2009 and 2008

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Residential	$82,778	$89,413	(7.4)%	579,721	614,828	(5.7)%
Commercial	134,486	142,959	(5.9)%	1,343,321	1,401,546	(4.2)%
Industrial	13,048	15,233	(14.3)%	192,016	207,775	(7.6)%
Other - retail/municipal	23,486	24,379	(3.7)%	305,725	312,673	(2.2)%
Total retail	253,798	271,984	(6.7)%	2,420,783	2,536,822	(4.6)%
Sales for resale	1,490	3,685	(59.6)%	3,618	28,832	(87.5)%
Other revenues	(2,229)	(10,022)	77.8%	-	-	-
Total	$253,059	$265,647	(4.7)%	2,424,401	2,565,654	(5.5)%

Cooling degree days (normal 619)				368	534	(31.1)%

Electric operating revenues decreased $12.6 million or 4.7% for the nine months ended September 30, 2009, due to the following:

(In millions)
Nine months ended September 30, 2009
Volume	$(12.2)
Rate changes	(6.0)
Sales for resale	(2.2)
Other revenues	7.8
Total	$(12.6)

•

Volume. During the nine months ended September 30, 2009, there was a 4.6% decrease in total retail sales volumes when compared to the same period in the prior year, as a result of cooler-than-normal weather and reduced demand for service due to lower economic activity. The demand for electricity is affected by weather conditions. According to the National Weather Service, July 2009 was the coldest on record in Madison, where MGE's primary service territory resides. Cooling degree days decreased by 31% compared to the prior period.

•

Rates changes. Rates charged to retail customers for the nine months ended September 30, 2009, were 2.2% or $6.0 million lower than those charged during the same period in the prior year.

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

In May 2009, the PSCW approved an interim order authorizing MGE to implement a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. During the nine months ended September 30, 2009, $2.5 million had been credited to electric customers. See "Other revenues" discussion below for more information on this interim order.

In 2008, the PSCW approved a $0.00239 per kWh interim fuel surcharge subject to refund, with interest, on MGE's electric rates to cover increased fuel and purchased power expenses. For the nine months ended September 30, 2008, this interim surcharge resulted in a $3.4 million increase to electric rates. See "Other revenues" below for additional information on this interim fuel surcharge.

•

Sales for resale. Sales for resale represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales for resale typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the nine months ended September 30, 2009, sales for resale decreased $2.2 million when compared to the same period in the prior year, reflecting decreased opportunities for sales.

•

Other revenues. Other electric revenues increased $7.8 million for the nine months ended September 30, 2009, compared to the same period in the prior year.

During the nine months ended September 30, 2009, MGE recorded $5.5 million in other electric revenues to offset the impact of the 2008 fuel refund credited to customers in March 2009. This refund reduced revenues during the twelve months ended December 31, 2008, and was returned to customers via a reduction in rates in March 2009.

Also included in other revenues for the nine months ended September 30, 2009, is a $1.2 million projected refund which was accrued related to the May 2009 interim order.

As a result of the refund provision in the May 2008 interim fuel surcharge order, MGE recognized an estimated refund to customers totaling $3.2 million during the nine months ended September 30, 2008, and reflected this reduction in other electric revenues.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $8.1 million and $8.2 million for both the nine months ended September 30, 2009 and 2008, respectively.

Electric fuel and purchased power

As a result of more favorable prices for purchased power as compared to internal generation, power purchases were increased, and internal generation reduced, causing fuel for electric generation to decrease and purchased power expense to increase.

The expense for fuel for electric generation decreased $16.0 million or 36.9% during the nine months ended September 30, 2009, compared to the same period in the prior year. This decrease in expense reflects a $13.0 million decrease related to the lower electric generation and a $3.0 million decrease related to fuel cost.

Purchased power expense increased by $11.7 million or 20.7% during the nine months ended September 30, 2009, compared to the same period in the prior year. This increase in expense reflects an $18.3 million or 36.4% increase in the volume of power purchased offset by a $6.6 million or 11.5% decrease in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $2.8 million during the nine months ended September 30, 2009, compared to the same period in 2008. The following changes contributed to the net change:

(In millions)
Nine months ended September 30, 2009
Decreased production costs	$(1.7)
Decreased maintenance expenses	(1.4)
Decreased administrative and general costs	(0.4)
Decreased distribution costs	(0.3)
Decreased customer accounts costs	(0.3)
Increased transmission costs	1.1
Increased other costs	0.2
Total	$(2.8)

For the nine months ended September 30, 2009, production costs and maintenance costs decreased due to lower internal generation, compared to the same period in the prior year. Transmission costs increased primarily due to network service fees pertaining to ATC.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
Residential	$76,066	$90,104	(15.6)%	65,772	66,742	(1.5)%
Commercial/industrial	57,455	74,457	(22.8)%	75,352	71,326	5.6%
Total retail	133,521	164,561	(18.9)%	141,124	138,068	2.2%
Gas transportation	2,116	2,089	1.3%	27 ,410	26,523	3.3%
Other revenues	2,360	2,597	(9.1)%	-	-	-
Total	$137,997	$169,247	(18.5)%	168,534	164,591	2.4%
Heating degree days (normal 4,525)				4,765	4,903	(2.8)%
Average rate per therm of retail customer	$0.946	$1.192	(20.6)%

Gas revenues decreased $31.3 million or 18.5% for the nine months ended September 30, 2009. These changes are related to the following factors:

(In millions)
Nine months ended September 30, 2009
Gas costs/rates	$(33.9)
Transportation and other effects	(0.2)
Gas deliveries	2.8
Total	$(31.3)

•

Gas costs/rates. The average retail rate per therm for the nine months ended September 30, 2009, decreased 20.6% compared to the same period in 2008. The primary contributor to this decrease is significantly lower natural gas costs.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $0.2 million primarily due to a decrease in income realized under the GCIM.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the nine months ended September 30, 2009 and 2008, shareholders received the benefit of $1.9 million and $2.1 million, respectively, from capacity release revenues and commodity savings under the GCIM.

•

Retail gas deliveries. There was a 2.2% increase in retail gas deliveries for the nine months ended September 30, 2009.

Cost of gas sold

For the nine months ended September 30, 2009, cost of gas sold decreased by $31.1 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 26.6% which resulted in $32.0 million of reduced expense. This decrease is partially offset by a 0.8% increase in the volume of gas purchased which resulted in $0.9 million of additional expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased $1.0 million for the nine months ended September 30, 2009, compared to the same period a year ago. The decrease is primarily due to less administrative and general expenses.

Other Income, Net

Other income, net for the gas and electric segments increased $0.2 million for the nine months ended September 30, 2009, compared to the same period in the prior year. In 2008, the gas utility had expensed a $1.5 million settlement (includes premium) associated with a weather hedge (heating degree collar) as a result of colder-than-normal weather. The gas utility had no weather hedges during 2009. Offsetting this change is a $0.5 million pretax gain on investments recognized in 2008 and a $0.4 million reduction in AFUDC-equity for the nine months ended September 30, 2009, compared to the prior year.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $1.3 million for the nine months ended September 30, 2009, when compared to the same period in the prior year. Operating revenues from nonregulated energy operations for both the nine months ended September 30, 2009 and 2008, include $11.2 million in interdepartmental revenues related to a leasing arrangement between MGE and MGE Power West Campus. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road project. MGE estimates that the total carrying costs on the Elm Road project will be approximately $58.4 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. See Footnote 6.c. for additional information regarding these carrying charges. For the nine months ended September 30, 2009 and 2008, MGE Power Elm Road recognized $6.1 million and $4.8 million, respectively, related to carrying costs on the Elm Road project.

Nonregulated energy interest expense, net

For the nine months ended September 30, 2009 and 2008, interest expense, net at the nonregulated energy operations segment was $2.0 million and $1.9 million, respectively. Interest expense at the nonregulated energy segment for both the nine months ended September 30, 2009 and 2008, includes $2.1 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the nine months ended September 30, 2009 and 2008, MGE Power Elm Road was charged $2.5 million and $3.5 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset by $2.5 million and $3.5 million, respectively, in capitalized interest.

During the nine months ended September 30, 2009 and 2008, MGE Power Elm Road recorded $0.1 million and $0.2 million, respectively, in interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road project.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2009 and 2008, other income at the transmission investment segment was $6.1 million and $5.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other - other income

Other income in the all other segment decreased $2.5 million for the nine months ended September 30, 2009, compared to the same period in the prior year primarily due to a $2.3 million pretax gain on investments recognized in the prior year.

All other interest income, net

All other interest income, net for both the nine months ended September 30, 2009 and 2008, was $2.1 million. Interest income for the nine months ended September 30, 2009, represents $2.5 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.4 million in interest expense on short-term debt. Interest income for the nine months ended September 30, 2008, represents $3.5 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $1.4 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes increased $0.8 million or 6.2% for the nine months ended September 30, 2009, when compared to the same period in 2008, due to increased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not increased.

Consolidated Income Taxes

MGE Energy's effective income tax rate for the nine months ended September 30, 2009, is 35.2% compared to 35.8% for the same period in 2008. MGE's effective income tax rate for the nine months ended September 30, 2009, is 35.0% compared to 35.5% for the same period in the prior year. The lower tax rates for the nine months ended September 30, 2009, are primarily due to an increase in federal tax credits from the production of electricity from wind energy. The tax credit for 2009 is expected to exceed the credit for 2008 mainly due to a full year of generation from the Top of Iowa III wind farm in 2009. In 2008, wind generation from this wind farm occurred for approximately ten months.

Under 2009 Wisconsin Act 2, effective for years beginning on or after January 1, 2009, Wisconsin requires corporations to use combined reporting to compute their Wisconsin income for income tax purposes. Formerly, Wisconsin law required each corporation in a combined group to file separate returns. The effect of the combined reporting statute in Wisconsin is not expected to make any significant changes to the effective income tax rate or the tax accrual.

Noncontrolling Interest, Net of Tax

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road generating projects. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the leasing arrangements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

For the nine months ended September 30, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) earned $5.7 million and $3.7 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $1.1 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the nine months ended September 30, 2008, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $5.7 million and $3.0 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.6 million, net of tax, for its interest in MGE Transco. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2009, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 9 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2008 Annual Report on Form 10-K.

Columbia Environmental Matters - MGE Energy and MGE

As of September 30, 2009, MGE's share of various contractual commitments with vendors for environmental expenditures at Columbia is estimated to be $0.4 million for the remainder of 2009. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information regarding expected environmental expenditures at Columbia.

Elm Road Construction - MGE Energy and MGE

In December 2008, we received notice from ERS that it had received a letter from Bechtel containing Bechtel's formal claim for schedule and cost relief on the construction of the Elm Road units. Bechtel has asserted two claims for cost and schedule relief in its letter to ERS. Although ERS continues to analyze the claims and its responses to them, it has stated its belief that both claims are without merit. It has also stated its view that the only circumstances and events for which the Elm Road units' owners currently retain price adjustment risk under the contract are force majeure, wage escalation in excess of 4% annually as measured by published wage bulletins, delays caused by ERS, changes in scope or performance requested by ERS, and unforeseen sub-surface ground conditions. ERS has stated that it currently believes Bechtel was fully compensated for any and all impacts of the delayed start as indicated in certain change orders entered into between ERS and Bechtel prior to the start of construction of the Elm Road units. Furthermore, ERS has stated that it does not believe that the contract provides for relief based upon the cumulative impact of change orders. ERS invoked the dispute resolution process provided for in the contract in order to address the claims made by Bechtel under the contract. ERS and Bechtel agreed to combine these issues and Bechtel's claims into one mediation. Mediation was unsuccessful and therefore, both parties submitted the matter to binding arbitration pursuant to the contract. The arbitration is expected to be concluded in 2010 or early 2011. We are unable to predict the results of these claims or their effect on the costs recoverable under the existing facility leases, in the event that the outcome of the claims should cause total construction costs of the Elm Road units to exceed the amounts authorized in the PSCW order. We were informed by ERS that although Bechtel has fallen slightly behind the targeted in-service dates, Bechtel has recovery plans in place and believes these target dates are achievable. However, the final few months of start-up and commissioning could present unforeseen challenges that may delay the in-service date for Elm Road Unit 1 beyond December 29, 2009. See Footnote 6 for additional information regarding the claims made by Bechtel and the ERS response to those claims.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $19.7 million for the remainder of 2009, $23.9 million for 2010, and $0.7 million for 2011. Management expects to recover these costs in future customer rates.

Wind Development Rights – MGE Energy.

In June 2009, MGE Energy, through its subsidiary MAGAEL, LLC, entered into agreements to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development rights. An $0.8 million payment related to these agreements was made in 2009. Future payments related to these agreements are estimated to be $1.2 million in 2010, $0.8 million in 2011, $3.2 million in 2012, $0.4 million in 2013, $0.1 million in 2014, $1.7 million in 2015, and $0.4 million in 2016. These wind development rights may potentially be used to develop wind farms in three counties in Iowa with a capacity up to approximately 175 MWs; however, neither MAGAEL nor MGE Energy has any obligation to build any wind generators at these sites.

ATC Capital Commitment - MGE Energy and MGE.

In September 2009, MGE Transco elected to participate in a voluntary capital call for ATC. As a result, MGE Transco contributed $1.1 million to ATC in October 2009. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

Credit Facilities - MGE Energy and MGE

On March 31, 2009, MGE amended its existing credit agreement dated August 29, 2008, with JPMorgan Chase Bank, N.A., as lender, which provides MGE with a $20 million committed credit facility. The principal purpose of the amendment was to extend the expiration date of the original agreement from March 31, 2009, to March 30, 2010. The credit facility continues to be used as a backup facility to MGE's commercial paper program. As of September 30, 2009, no borrowings were outstanding under the credit facility. The amendment also changed the interest rate provisions of the original agreement. As amended, borrowings under the credit facility may bear interest at either (i) a LIBOR-based rate for an applicable interest period, plus 1.50% or (ii) an Alternate Base Rate, plus 1%. The Alternate Base Rate is defined as the greater of (1) JPMorgan Chase Bank, N.A.'s prime rate, (2) the Federal Funds Effective Rate (as defined in the original agreement) plus 0.50% and (3) the one-month LIBOR-based rate plus 1%. The amendment also changed the non-use fee to 0.150% per annum on the unused commitment under the credit facility.

In addition, on August 28, 2009, MGE Energy amended its existing credit agreement dated as of December 30, 2008, with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent. The credit agreement relates to a revolving credit facility provided by the lenders to MGE Energy. Among other things, the amendment increases the aggregate commitment of the lenders from $20 million to $40 million, extends the expiration date from September 30, 2009, to August 27, 2010, and increases the adder used in the calculation of the "Eurodollar Rate" interest rate option. The increased commitment replaces a $20 million commitment on MGE Energy's credit agreement dated as of August 29, 2008, with the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, which expired pursuant to its terms on August 28, 2009. As of September 30, 2009, no borrowings were outstanding under this credit facility. As amended, the credit facility carries interest at either (i) a "floating rate," calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus ½% per annum, or a Eurodollar-based rate for a one month interest period plus 1% or (ii) a "Eurodollar Rate," calculated as provided in the credit agreement for the selected interest period, plus 1.5%.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the nine months ended September 30, 2009 and 2008, respectively:

	MGE Energy		MGE
(In thousands)	2009	2008	2009	2008
Cash provided by/(used for):
Operating activities	$104,230	$58,516	$106,876	$57,875
Investing activities	(57,962)	(84,042)	(56,654)	(85,557)
Financing activities	(43,352)	25,066	(46,856)	27,285

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2009, was $104.2 million, an increase of $45.7 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $36.1 million in cash provided by operating activities for the nine months ended September 30, 2009, compared to $19.3 million in cash used for operating activities during the same period in the prior year. The increase in cash provided by working capital accounts is primarily attributable to decreased inventory due to lower natural gas costs, lower accounts receivable, and reduced collateral postings in the derivative portfolio.

MGE Energy's net income decreased $4.1 million for the nine months ended September 30, 2009, when compared to the same period in the prior year.

Deferred taxes decreased $2.1 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to tax depreciation differences associated with bonus depreciation.

Pension contribution resulted in an additional $5.7 million in cash used by operating activities for the nine months ended September 30, 2009, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the nine months ended September 30, 2009, was $106.9 million, an increase of $49.0 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $39.1 million in cash provided by operating activities for the nine months ended September 30, 2009, compared to $21.1 million in cash used for operating activities during the same period in the prior year. The increase in cash provided by working capital accounts is primarily attributable to decreased inventory due to lower natural gas costs, lower accounts receivable, and reduced collateral postings in the derivative portfolio.

Net income decreased $2.5 million for the nine months ended September 30, 2009, when compared to the same period in the prior year.

Deferred taxes decreased $2.1 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, primarily due to tax depreciation differences associated with bonus depreciation.

Pension contribution resulted in an additional $5.7 million in cash used by operating activities for the nine months ended September 30, 2009, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $26.1 million for the nine months ended September 30, 2009, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2009, were $54.1 million. This amount represents a $30.9 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $26.2 million related to Elm Road and a $7.7 million decrease of capital expenditures due to the completion in February 2008 of the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $3.0 million in other utility capital expenditures.

During the nine months ended September 30, 2009, MGE Energy did not receive cash proceeds from the sale of equity investments compared to the $2.3 million received for the same period in the prior year.

MGE

MGE's cash used for investing activities decreased $28.9 million for the nine months ended September 30, 2009, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2009, were $54.1 million. This amount represents a $30.9 million decrease from the expenditures made in the same period in the prior year. This decrease is related to lower construction activity of $26.2 million related to Elm Road and a $7.7 million decrease of capital expenditures due to the completion in February 2008 of the Top of Iowa III wind generation project. These decreases were partially offset by an increase of $3.0 million in other utility capital expenditures.

During the nine months ended September 30, 2009, MGE did not receive cash proceeds from the sale of equity investments compared to the $0.8 million received for the same period in the prior year.

Cash (Used for) Provided by Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $43.4 million for the nine months ended September 30, 2009, compared to $25.1 million of cash provided by MGE Energy's financing activities for the nine months ended September 30, 2008.

MGE Energy received $6.3 million and $12.1 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the nine months ended September 30, 2009 and 2008, respectively.

As of June 1, 2009, MGE Energy is purchasing stock in the open market for its Stock Plan rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the nine months ended September 30, 2009, dividends paid were $25.2 million compared to $23.7 million for same period in the prior year. This increase was a result of higher dividend per share ($1.092 vs. $1.072) and an increase in the number of shares outstanding.

For the nine months ended September 30, 2009, net short-term debt repayments were $24.5 million compared to net short-term borrowings of $27.0 million for the same period in the prior year.

In the nine months ended September 30, 2008, MGE Energy repaid $30.0 million of long-term debt and issued $40.0 million of long-term debt.

MGE

During the nine months ended September 30, 2009, cash used for MGE's financing activities was $46.9 million compared to $27.3 million of cash provided by MGE's financing activities in the same period in the prior year.

For the nine months ended September 30, 2009, net short-term debt repayments were $31.0 million compared to $6.5 million for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $12.8 million for the nine months ended September 30, 2009. No cash dividends were paid from MGE to MGE Energy for the nine months ended September 30, 2008.

Equity contributions received by noncontrolling interest decreased $31.1 million as a result of MGE Power Elm Road requiring less funding for construction of property, plant and equipment. This decrease is slightly offset by $2.5 million of affiliate financing on Elm Road received in the nine months ended September 30, 2009.

In the nine months ended September 30, 2008, MGE repaid $30.0 million of long-term debt and issued $40.0 million of long-term debt.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	Sept. 30, 2009	Dec. 31, 2008
Common shareholders' equity	57.2%	54.7%
Long-term debt	31.3%	31.1%
Short-term debt	11.5%	14.2%

MGE Energy's and MGE's Capital Requirements

As of September 30, 2009, MGE Energy had a working capital deficit (current liabilities exceeded current assets). This deficit is in part due to MGE Energy funding a portion of its capital commitments for the Elm Road project with short-term debt. MGE Energy intends to fund future capital commitments for the Elm Road project with funds generated from normal operations, the issuance of long-term debt, and short-term debt.

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2009, capital expenditures for MGE Energy and MGE totaled $54.1 million, which included $16.3 million of capital expenditures for Elm Road and $37.5 million of capital expenditures for utility operations.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2009. Further discussion of environmental matters is included in MGE Energy's and MGE's 2008 Annual Report on Form 10-K.

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

Citizen groups submitted certain public comments or petitions to the WDNR and U.S. EPA objecting to the 2008 renewal of the Title V air operating permit for Columbia. In September 2008, WPL, the plant operator and permit holder, received a Title V air permit renewal for Columbia from WDNR, which contained certain permit changes and responded to the citizen comments. In December 2008, a citizen group submitted a notice of intent to sue the EPA for failure to respond to its petition encouraging EPA to challenge the Columbia permit. In October 2009, the EPA issued an order which denied parts of the petition, granted other parts and sent the Title V permit back to the WDNR for further review based on the EPA Order. The WDNR has 90 days from receipt of the EPA Order to address the objection indentified by EPA and take action on the permit. MGE is unable to predict what actions the WDNR or EPA may take on the renewal of Columbia's existing operating permit.

In October 2009, the Sierra Club provided notice of its intent to file a civil lawsuit against the owners and operator of Columbia for alleged violations of the Clean Air Act. Among other things, this notice alleges the failure to obtain necessary air permits and implement necessary emission controls associated with activities undertaken in approximately 2000 and 2005. If pursued and successful, this lawsuit could result in civil penalties, injunctive relief, as well as increased capital and operating/maintenance expenditures at Columbia. WPL, the operator and permit holder for Columbia, has informed MGE that it is reviewing the allegations and is currently unable to predict the impact of the allegations on Columbia's finances or operations at this time.

Vacatur of CAMR and the Development of Maximum Achievable Control Standards for Electric Utilities

On February 9, 2009, the Justice Department, on behalf of the EPA, asked the U.S. Supreme Court to dismiss EPA's request (petition for certiorari) that the Court review the D.C. Circuit Court's vacatur of the Clean Air Mercury Rule (CAMR). This withdrawal paves the way for the EPA to develop Maximum Achievable Control Technology (MACT) standards for electric utilities. It is unclear at this time how quickly MACT standards will be created for electric utilities and how they will affect MGE's operations. The implementation of the MACT standards may affect our facilities that burn coal and oil. However, we are uncertain of the exact cost or operational impact until the final MACT standards are known.

Potential Changes to the National Ambient Air Quality Standards for Ozone, Nitrogen Dioxide and Particulate Matter

On September 16, 2009, the EPA announced that it is reconsidering the March 12, 2008, ozone standard. As part of this reconsideration EPA intends to review both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards. The EPA intends to propose any revisions to the standard by December 2009. At this time, without a proposed standard from the EPA, we are unable to determine whether or not the counties of Dane, Columbia and/or Milwaukee (where our generation facilities are located) will be in attainment with the potential revised standard (i.e., have ambient air quality that is at or below the attainment level selected by the EPA). A nonattainment designation for ozone in any of these counties has the potential to increase operating and capital expenditures at Columbia (located in Columbia County), Blount and WCCF (located in Dane County) and Elm Road (located in Milwaukee County).

On July 15, 2009, the EPA published a proposed revision to the primary Nitrogen Dioxide (NO 2) NAAQS. Under the proposed revision, the EPA would expect states to submit initial recommendations for nonattainment areas by January 2011 using 2008-2010 data. The EPA would make final attainment and nonattainment designations by January 2012. It is unclear at this time how MGE's power plants would be affected by this proposed revision.

Global Climate Change Developments

EPA's Determination of Endangerment from Greenhouse Gases

On April 17, 2009, the EPA published a proposed finding that greenhouse gases ("GHGs") in the atmosphere endanger the public health and welfare of current and future generations. EPA further proposed finding that emission of these substances from new motor vehicles are contributing to this endangerment. Although EPA states that finalizing these findings will not in and of itself impose requirements on electric generating utilities, this endangerment finding would be the first step toward regulating GHGs from electric generating facilities under the Clean Air Act. At this time we cannot predict the likelihood nor the effect of such regulation on our generating facilities. MGE is already addressing its GHGs through voluntary actions, and MGE will continue to monitor proposed GHG legislation and regulatory developments.

EPA Rule on Greenhouse Gas Reporting

On September 22, 2009, the EPA issued its final mandatory greenhouse gas (GHG) reporting rule. Under the final rule MGE will need to report on GHG emissions from its natural gas distribution system, its electric generating units subject to the EPA's Acid Rain Program and certain of its stationary combustion and electric units. MGE is preparing to begin collecting data for this report on January 1, 2010 and will be required to report by March 31, 2011 for emissions generated in 2010.

EPA's Proposed Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

On September 30, 2009, the EPA proposed to set a significance level for greenhouse gases (GHGs) under the Prevention of Significant Deterioration (PSD) and Title V programs of the Clean Air Act. These programs apply to electric generating units. In the rule proposal the EPA explains that setting these significance levels is necessary because the EPA anticipates promulgating regulations that will trigger PSD and Title V applicability requirements for GHGs for electric generating sources (among other sources). Based on the significance levels now proposed by EPA, MGE has several electric generating units and other stationary combustion units that would be covered. The potential affects or cost of these proposed regulations on MGE are uncertain at this time.

Proposed Climate Change Legislation

On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 ("ACESA"). The proposed legislation has several titles that would collectively impact virtually all aspects of the economy, including electric and natural gas utilities.

The proposed legislation includes: (1) a "clean energy" title that, among other things, creates a nationwide combined efficiency and renewable electricity standard that requires 6% efficiency/renewables by 2012 increasing to 20% by 2020 and calls for increased research and development; (2) an "energy efficiency" title that increases energy efficiency across all sectors of the economy, including buildings, appliances, transportation, and industry; (3) a "global warming" title that calls for a cap-and-trade program that would reduce U.S. emissions of greenhouse gases economy-wide by 3% below 2005 levels in 2012, 20% below 2005 levels by 2020 and 83% below 2005 levels by 2050 and provides a methodology for distributing allowances to covered entities; and (4) a "transitioning" title that seeks to promote green jobs during the transition to a clean energy economy.

The U.S. Senate is considering proposed legislation. Any legislation passed by the Senate would need to be reconciled with the House legislation and signed by the President before it would become law.

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. However, the financial consequences of this compliance cannot be determined until final legislation is passed. MGE management would expect to seek and receive rate recovery of such compliance costs, yet the probability and specific impact of such regulation cannot be reasonably estimated at this time. MGE will continue to monitor proposed climate change legislation and regulation.

Restructuring Activities

On January 19, 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use by the end of 2011 at Blount. The plant will continue to run on natural gas but will be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE determined that certain employee positions will be eliminated as a result of this exit plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. To comply with the MISO directive, MGE will delay plans for retiring 90 MW of generation equipment at Blount. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After 2011, the entire plant will be operated exclusively on natural gas. MGE is working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery. MGE management also began working on an implementation plan.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. In May 2009, renegotiated union agreements were ratified and resulted in changes to the involuntary and voluntary severance benefits. Estimated benefits expected to be paid are as follows: $0.1 million in 2010, $0.8 million in 2011, and $0.3 million in 2013.

MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

Other Regulatory Matters

Fuel Credit

In April 2009, MGE filed an application with the PSCW requesting a proposed credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs, when compared to those fuel costs projected in MGE's most recent rate order. MGE estimates this credit would reduce electric revenues by $4.6 million for 2009. This credit is based upon newly computed annual average fuel costs for 2009, using actual fuel costs for January, February and March and revised forecasts for April through December 2009. In May 2009, the PSCW approved the interim order authorizing MGE to implement the proposed credit, subject to refund with interest at 10.8% effective May 9, 2009, until the final PSCW order.

Rate filing

In April 2009, MGE filed an application with the PSCW requesting a 4.5% increase to electric rates and a 2.3% increase to gas rates for 2010. The proposed increases cover costs for MGE's share of the new Elm Road generating station, transmission reliability enhancements, as well as infrastructure additions to its gas delivery system.

MGE's rate increase request for its retail electric customers includes costs associated with certain projects contemplated in the settlement agreement we and the other two joint owners of the Oak Creek expansion entered into in July 2008 with Clean Wisconsin, Inc. and the Sierra Club to resolve litigation related to the Wisconsin Pollutant Discharge Elimination System (WPDES) permit for the cooling water intake system at the Oak Creek expansion. As part of the agreement, we agreed to seek regulatory approval to recover our share of the costs of these projects. In turn, Clean Wisconsin and the Sierra Club agreed to withdraw their opposition to the modified WPDES permit issued in May 2008 and, assuming regulatory approval to recover the project costs in rates, to not oppose or challenge (subject to limited exceptions) future issuances or renewals of environmental permits required to start-up or commence commercial operation of the Oak Creek expansion.

New Accounting Principles

See Footnote 15 for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and the use of derivative instruments. MGE's risk management policy prohibits speculative trading transactions. The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. Additional detail can be found in the Management Discussion and Analysis section of MGE Energy's and MGE's 2008 Annual Report on Form 10-K under "Recent Developments in the Capital and Credit Markets."

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

MGE may also be impacted by extreme weather conditions. Such conditions may restrict the operation of, or may damage, operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during the three and nine months ended September 30, 2009, as measured by degree days, may be found in results of operations in this Report.

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

At September 30, 2009, MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts to manage the cost of gas. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At September 30, 2009, the cost basis of these instruments exceeded their fair value by $2.8 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

During 2009, MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Until thresholds have been achieved, ratepayers receive 100% of the benefits or loss from these deals. If certain thresholds are achieved, MGE shareholders have the ability to receive 40% of the benefits or loss from these deals whereas ratepayers have the ability to receive 60% of the benefits or loss from these deals. At September 30, 2009, the cost basis of these instruments exceeded their fair value by less than $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at September 30, 2009, reflects a loss position of $12.6 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plans trusts' assets have increased in value by approximately 21% during the nine months ended September 30, 2009.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of September 30, 2009, no counterparties have defaulted.

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

Cash, cash equivalents, and customer accounts receivable are the financial instruments that potentially subject MGE Energy and MGE to concentrations of credit risk. MGE Energy and MGE place their cash and cash equivalents with high credit-quality financial institutions. MGE has limited concentrations of credit risk from customer accounts receivable because of the large number of customers and relatively strong economy in its service territory.

Item 4. Controls and Procedures.

During the third quarter of 2009, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2009, MGE Energy's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2009, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the third quarter of 2009, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2009, MGE's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2009, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's 2008 Annual Report on Form 10-K.

Also see Footnote 6a, 9a and 9c for a description of several proceedings involving MGE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2009	33,400	$34.52
August 1-31, 2009	21,525	36.21	-	-
September1-30, 2009	74,703	36.72	-	-
Total	129,628	$36.07	-	-

* Under the Stock Plan, common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. In June 2009, MGE Energy switched to using open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold pursuant to a registration statement that was filed with the SEC and is currently effective.

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 5, 2009	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2009	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 5, 2009	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 5, 2009	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Page 60