Form 10-Q
period 2010-06-30
MADISON GAS & ELECTRIC CO
filed 2010-08-05
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2010

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of July 30, 2010
MGE Energy, Inc.	Common stock, $1.00 par value, 23,113,638 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

3

Filing Format

3

Forward-Looking Statements

3

Where to Find More Information

3

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

4

Item 1. Financial Statements.

5

MGE Energy, Inc.

5

Consolidated Statements of Income (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Consolidated Balance Sheets (unaudited)

7

Consolidated Statements of Equity (unaudited)

8

Madison Gas and Electric Company

9

Consolidated Statements of Income (unaudited)

9

Consolidated Statements of Cash Flows (unaudited)

10

Consolidated Balance Sheets (unaudited)

11

Consolidated Statements of Equity (unaudited)

12

MGE Energy, Inc., and Madison Gas and Electric Company

13

Notes to Consolidated Financial Statements (unaudited)

13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

57

Item 4. Controls and Procedures.

60

Item 4T. Controls and Procedures.

60

PART II. OTHER INFORMATION.

61

Item 1. Legal Proceedings.

61

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

61

Item 6. Exhibits.

61

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the following sections of the Registrants' 2009 Annual Report on Form 10-K: ITEM 1A. Risk Factors; ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report; and ITEM 8 Financial Statements and Supplementary Data-Note 18, as updated by Part I, Item 1. Financial Statements-Note 9 in this report; and (b) other factors discussed herein and in other filings with the SEC by the registrants.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents are also available to the public from commercial document retrieval services, the Web site maintained by the SEC at http://www.sec.gov, MGE Energy's Web site at http://www.mgeenergy.com, and MGE's website at http://www.mge.com. Copies may be obtained from our Web sites free of charge. Information contained on MGE Energy's and MGE's websites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

ACESA	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
ANPR	Advanced Notice of Proposed Rulemaking
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
ATC	American Transmission Company, LLC
BACT	Best Available Control Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
DOE	U.S. Department of Energy
Dth	Dekatherms
Elm Road Units	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GCIM	Gas cost incentive mechanism
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICR	Information Collection Request
IRS	Internal Revenue Service
kWh	Kilowatt-hour
MACT	Maximum available control technology
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National ambient air quality standard
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NOV	Notice of Violation
NSPS	New source performance standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPRB	Other postretirement benefits
PCBs	Polychlorinated biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PPA	Purchased power agreement
ppb	Parts per billion
ppm	Parts per million
PPACA	Patient Protection and Affordable Care Act
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	Variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Regulated revenues	$107,728	$105,231	$266,269	$284,178
Nonregulated revenues	1,354	2,325	2,456	4,522
Total Operating Revenues	109,082	107,556	268,725	288,700

Operating Expenses:
Fuel for electric generation	10,242	7,431	19,143	17,303
Purchased power	16,467	20,738	37,934	45,776
Cost of gas sold	9,792	12,252	62,476	82,580
Other operations and maintenance	38,693	35,876	79,723	72,730
Depreciation and amortization	9,481	10,145	18,703	20,199
Other general taxes	4,285	4,440	8,849	9,102
Total Operating Expenses	88,960	90,882	226,828	247,690
Operating Income	20,122	16,674	41,897	41,010

Other income, net	1,947	2,034	6,668	4,013
Interest expense, net	(4,045)	(3,366)	(7,953)	(6,755)
Income before income taxes	18,024	15,342	40,612	38,268
Income tax provision	(6,472)	(5,449)	(14,800)	(13,423)
Net Income	$11,552	$9,893	$25,812	$24,845

Earnings per Share of Common Stock (basic and diluted)	$0.50	$0.43	$1.12	$1.08

Dividends per share of common stock	$0.368	$0.362	$0.737	$0.723

Average Shares Outstanding (basic and diluted)	23,114	23,095	23,114	23,026

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$25,812	$24,845
Items not affecting cash:
Depreciation and amortization	18,703	20,199
Deferred income taxes	106	3,964
Provision for doubtful accounts receivable	1,267	2,382
AFUDC - equity funds	(125)	(227)
Employee benefit plan expenses	5,991	3,593
Equity earnings in ATC	(4,282)	(4,002)
Gain on sale of property	(2,604)	(69)
Other items	1,558	1,056
Changes in working capital:
Decrease in current assets	30,659	51,783
Decrease in current liabilities	(10,821)	(17,913)
Dividend income from ATC	3,362	3,061
Cash contributions to pension and other postretirement plans	(10,506)	(8,748)
Other noncurrent items, net	5,297	2,720
Cash Provided by Operating Activities	64,417	82,644

Investing Activities:
Capital expenditures	(28,582)	(34,770)
Capital contributions to investments	(532)	(1,698)
Proceeds from sale of property	2,743	77
Other	(392)	(1,122)
Cash Used for Investing Activities	(26,763)	(37,513)

Financing Activities:
Issuance of common stock	-	6,275
Cash dividends paid on common stock	(17,030)	(16,663)
Repayment of long-term debt	(694)	-
Decrease in short-term debt, net	(10,000)	(30,500)
Other	(850)	-
Cash Used for Financing Activities	(28,574)	(40,888)

Change in Cash and Cash Equivalents	9,080	4,243
Cash and cash equivalents at beginning of period	4,704	4,106
Cash and cash equivalents at end of period	$13,784	$8,349

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$13,784	$4,704
Receivable - margin account	3,635	3,495
Accounts receivable, less reserves of $3,840 and $3,701, respectively	29,831	35,309
Other accounts receivable, less reserves of $575 and $541, respectively	3,134	3,041
Unbilled revenues	21,073	29,179
Materials and supplies, at average cost	17,527	15,931
Fossil fuel	8,103	7,870
Stored natural gas, at average cost	24,404	27,193
Prepaid taxes	14,458	30,036
Other current assets	7,046	8,323
Total Current Assets	142,995	165,081
Other long-term receivables	2,612	2,928
Regulatory assets	115,659	113,375
Other deferred assets and other	9,756	7,282
Property, Plant, and Equipment:
Property, Plant, and Equipment, Net	850,720	719,797
Construction work in progress	100,050	219,967
Total Property, Plant, and Equipment	950,770	939,764
Investments	54,756	53,455
Total Assets	$1,276,548	$1,281,885

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$1,667	$1,528
Short-term debt	54,500	64,500
Accounts payable	22,540	35,839
Accrued interest and taxes	9,046	4,028
Deferred income taxes	2,068	2
Regulatory liabilities - current	471	551
Pension liability - current	798	798
Other current liabilities	19,023	19,892
Total Current Liabilities	110,113	127,138
Other Credits:
Deferred income taxes	139,350	139,850
Investment tax credit - deferred	2,237	2,394
Regulatory liabilities	19,980	18,477
Accrued pension and other postretirement benefits	117,612	122,946
Other deferred liabilities and other	56,618	48,343
Total Other Credits	335,797	332,010
Capitalization:
Common shareholders' equity	510,497	501,795
Long-term debt	320,141	320,942
Total Capitalization	830,638	822,737
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,276,548	$1,281,885

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated Other Comprehensive (Loss)/Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Value				Total

Beginning balance - December 31, 2008	22,905	$22,905	$310,202	$144,904	$191	$478,202
Net income				24,845		24,845
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $27 tax					(40)	(40)
Common stock dividends declared ($0.723 per share)				(16,663)		(16,663)
Common stock issued, net	209	209	6,066			6,275
Ending Balance - June 30, 2009	23,114	$23,114	$316,268	$153,086	$151	$492,619

Beginning balance - December 31, 2009	23,114	$23,114	$316,268	$162,208	$205	$501,795
Net income				25,812		25,812
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $54 tax					(80)	(80)
Common stock dividends declared ($0.737 per share)				(17,030)		(17,030)
Ending Balance - June 30, 2010	23,114	$23,114	$316,268	$170,990	$125	$510,497

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Regulated electric revenues	$87,438	$81,198	$169,432	$161,325
Regulated gas revenues	20,290	24,033	96,837	122,853
Nonregulated revenues	1,354	2,325	2,456	4,522
Total Operating Revenues	109,082	107,556	268,725	288,700

Operating Expenses:
Fuel for electric generation	10,242	7,431	19,143	17,303
Purchased power	16,467	20,738	37,934	45,776
Cost of gas sold	9,792	12,252	62,476	82,580
Other operations and maintenance	38,464	35,628	79,375	72,255
Depreciation and amortization	9,481	10,145	18,703	20,199
Other general taxes	4,285	4,440	8,849	9,102
Income tax provision	5,765	4,371	12,103	11,340
Total Operating Expenses	94,496	95,005	238,583	258,555
Operating Income	14,586	12,551	30,142	30,145

Other Income and Deductions:
AFUDC - equity funds	67	121	125	227
Equity earnings in ATC	2,096	2,021	4,282	4,002
Income tax provision	(823)	(901)	(2,777)	(1,712)
Other (deductions) income, net	(209)	(102)	2,255	(208)
Total Other Income and Deductions	1,131	1,139	3,885	2,309
Income before interest expense	15,717	13,690	34,027	32,454

Interest Expense:
Interest on long-term debt	4,761	4,105	9,273	8,209
Other interest, net	(743)	9	(1,145)	32
AFUDC - borrowed funds	(26)	(50)	(49)	(94)
Net Interest Expense	3,992	4,064	8,079	8,147
Net Income	$11,725	$9,626	$25,948	$24,307
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(4,900)	(3,484)	(9,996)	(6,860)
Net Income Attributable to MGE	$6,825	$6,142	$15,952	$17,447

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$25,948	$24,307
Items not affecting cash:
Depreciation and amortization	18,703	20,199
Deferred income taxes	106	3,964
Provision for doubtful accounts receivable	1,267	2,382
AFUDC - equity funds	(125)	(227)
Employee benefit plan expenses	5,991	3,593
Equity earnings in ATC	(4,282)	(4,002)
Gain on sale of property	(2,604)	(69)
Other items	1,558	1,518
Changes in working capital:
Decrease in current assets	22,568	50,950
Decrease in current liabilities	(2,637)	(17,153)
Dividend income from ATC	3,362	3,061
Cash contributions to pension and other postretirement plans	(10,506)	(8,748)
Other noncurrent items, net	3,285	2,692
Cash Provided by Operating Activities	62,634	82,467

Investing Activities:
Capital expenditures	(28,582)	(34,770)
Capital contributions to investments	(532)	(1,598)
Proceeds from sale of property	2,743	77
Other	(42)	(193)
Cash Used for Investing Activities	(26,413)	(36,484)

Financing Activities:
Cash dividends paid to parent by MGE	(12,957)	(6,361)
Distributions to parent from noncontrolling interest	(47,203)	(2,807)
Equity contributions received by noncontrolling interest	533	1,598
Affiliate financing of Elm Road	(4,193)	699
Repayment of long-term debt	(694)	-
Issuance of long-term debt	50,000	-
Decrease in short-term debt, net	(12,500)	(34,500)
Other	(850)	-
Cash Used for Financing Activities	(27,864)	(41,371)

Change in Cash and Cash Equivalents	8,357	4,612
Cash and cash equivalents at beginning of period	2,474	1,318
Cash and cash equivalents at end of period	$10,831	$5,930

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	June 30, 2010	December 31, 2009
Utility Plant (At Original Cost, in Service):
Electric	$826,979	$806,083
Gas	296,494	293,666
Nonregulated	231,618	110,022
Gross plant in service	1,355,091	1,209,771
Less accumulated provision for depreciation	(504,925)	(490,354)
Net plant in service	850,166	719,417
Construction work in progress	100,050	219,967
Total Utility Plant	950,216	939,384
Investment in ATC	53,109	51,656
Other investments	807	897
Total Investments	53,916	52,553
Current Assets:
Cash and cash equivalents	10,831	2,474
Receivable - margin account	3,635	3,495
Accounts receivable, less reserves of $3,840 and $3,701, respectively	29,831	35,279
Affiliate receivables	614	2,572
Other receivables, less reserves of $575 and $541, respectively	3,132	3,038
Unbilled revenues	21,073	29,179
Materials and supplies, at average cost	17,527	15,931
Fossil fuel	8,103	7,870
Stored natural gas, at average cost	24,404	27,193
Prepaid taxes	13,254	18,833
Other current assets	7,037	8,295
Total Current Assets	139,441	154,159
Other long-term receivables	1,899	2,149
Affiliate receivable long-term	7,943	5,972
Regulatory assets	115,659	113,375
Other deferred assets and other	8,223	5,963
Total Assets	$1,277,297	$1,273,555

CAPITALIZATION AND LIABILITIES
Equity:
Common stockholder's equity	$393,726	$390,782
Noncontrolling interest	142,269	178,943
Total Equity	535,995	569,725
Long-term debt	320,141	272,470
Total Capitalization	856,136	842,195
Current Liabilities:
Long-term debt - due within one year	1,667	-
Short-term debt - commercial paper	21,000	33,500
Accounts payable	22,539	35,826
Affiliate payables	24	4,217
Accrued interest and taxes	19,679	6,125
Accrued payroll related items	7,736	7,870
Deferred income taxes	2,068	2
Regulatory liabilities - current	471	551
Pension liability - current	798	798
Other current liabilities	10,726	11,825
Total Current Liabilities	86,708	100,714
Other Credits:
Deferred income taxes	138,005	138,486
Investment tax credit - deferred	2,237	2,394
Regulatory liabilities	19,980	18,477
Accrued pension and other postretirement benefits	117,612	122,946
Other deferred liabilities and other	56,619	48,343
Total Other Credits	334,453	330,646
Commitments and contingencies (see Footnote 9)	-	-
Total Capitalization and Liabilities	$1,277,297	$1,273,555

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

	MGE						Total
			Additional Paid-in Capital		Accumulated Other Comprehensive Income/(Loss)
	Common Stock			Retained Earnings		Non- controlling Interest
	Shares	Value

Beginning balance - December 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157	$548,410
Net income				17,447		6,860	24,307
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $38 tax					(56)		(56)
Cash dividends paid to parent by MGE				(6,361)			(6,361)
Equity contribution received by noncontrolling interest						1,598	1,598
Distributions to parent from noncontrolling interest						(2,807)	(2,807)
Ending balance - June 30, 2009	17,348	$17,348	$192,417	$175,440	$78	$179,808	$565,091

Beginning balance - December 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943	$569,725
Net income				15,952		9,996	25,948
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $34 tax					(51)		(51)
Cash dividends paid to parent by MGE				(12,957)			(12,957)
Equity contribution received by noncontrolling interest						533	533
Distributions to parent from noncontrolling interest						(47,203)	(47,203)
Ending balance - June 30, 2010	17,348	$17,348	$192,417	$183,900	$61	$142,269	$535,995

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2010

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power West Campus and MGE Power Elm Road own electric generating assets and lease those assets to MGE. MGE is considered the primary beneficiary of these entities as a result of these contractual agreements. Both entities are variable interest entities (VIEs) under applicable accounting requirements; therefore, MGE is required to consolidate both entities into its financial results and financial position.

The accompanying consolidated financial statements as of June 30, 2010, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2009 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 70 through 116 of the 2009 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

Since June 1, 2009, MGE Energy has been purchasing stock in the open market for issuance pursuant to its Stock Plan rather than issuing new shares.

All MGE Energy common stock shares issued under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy may issue new shares of its common stock through the Stock Plan. For the six months ended June 30, 2010, MGE Energy did not issue any new shares of common stock under the Stock Plan. However, for the six months ended June 30, 2009, MGE Energy issued 209,065 new shares of common stock under the Stock Plan for net proceeds of $6.3 million.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Secured Debt - MGE Energy and MGE.

On February 4, 2010, MGE Power Elm Road issued $50 million of 5.04% senior secured notes due February 3, 2040. MGE used the net proceeds from the sale of notes to repay existing short-term indebtedness at MGE Energy, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, which commenced on February 25, 2010, and continue until maturity. The principal payments are level over the life of the notes, for an effective average life of 15 years. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. As of June 30, 2010, MGE Power Elm Road is in compliance with the covenant requirements.

d.

Credit Facilities - MGE Energy and MGE.

On March 30, 2010, MGE's existing credit agreement dated March 31, 2009, which provided MGE with a $20 million committed credit facility, expired. MGE's lines of credit are used as backup to MGE's commercial paper. Both MGE and MGE Energy will be renewing their lines of credit in early third quarter. For additional information, see Subsequent Events footnote 18.

3.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
MGE Energy
Net income	$11,552	$9,893	$25,812	$24,845
Unrealized loss on available-for-sale securities, net of tax ($59 and $1, and $54 and $27)	(88)	(2)	(80)	(40)
Total comprehensive income	$11,464	$9,891	$25,732	$24,805

MGE
Net income	$11,725	$9,626	$25,948	$24,307
Unrealized loss on available-for-sale securities, net of tax ($43 and $15, and $34 and $38)	(65)	(23)	(51)	(56)
Total comprehensive income	$11,660	$9,603	$25,897	$24,251
Less: Comprehensive income attributable to noncontrolling interest	(4,900)	(3,484)	(9,996)	(6,860)
Comprehensive income attributable to MGE	$6,760	$6,119	$15,901	$17,391

4.

Investments - MGE Energy and MGE.

a.

Investment in ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the six months ended June 30, 2010 and 2009, MGE Transco recorded equity earnings from the investment in ATC of $4.3 million (pretax) and $4.0 million (pretax), respectively. Dividend income received from ATC was $3.4 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, MGE Transco made capital contributions of $0.5 million and $1.6 million, respectively.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax). The transaction was approved by the PSCW.

At June 30, 2010, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and six months ended June 30, 2010 and 2009, is as follows:

(In thousands)
Income statement data for the three months ended June 30,	2010	2009
Operating revenues	$138,666	$129,016
Operating expenses	(62,523)	(56,617)
Other expense, net	(621)	(66)
Interest expense, net	(21,467)	(19,653)
Earnings before members' income taxes	$54,055	$52,680
MGE Energy's and MGE's equity earnings in ATC	$2,097	$2,021

(In thousands)
Income statement data for the six months ended June 30,	2010	2009
Operating revenues	$277,157	$255,248
Operating expenses	(125,335)	(113,572)
Other expense, net	(819)	(129)
Interest expense, net	(41,831)	(37,918)
Earnings before members' income taxes	$109,172	$103,629
MGE Energy's and MGE's equity earnings in ATC	$4,282	$4,002

b.

Other Investments.

MGE Energy and MGE hold available for sale securities in both publicly traded and privately held companies. During the six months ended June 30, 2010 and 2009, no investments were liquidated.

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

MGE Energy will file an application with the IRS on its 2009 tax return to automatically change its tax method of accounting for repairs. This method change accelerates MGE Energy's tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to its old method of claiming tax depreciation on these project costs. At June 30, 2010, MGE Energy and MGE have a liability in the amount of $1.9 million for the tax uncertainty related to the change in tax method of accounting for repairs.

b.

Effective Tax Rate.

MGE Energy's effective income tax rates for the three and six months ended June 30, 2010, are 35.9% and 36.4%, respectively, compared to 35.5% and 35.1% for the same periods in 2009; and MGE's effective income tax rate for the three and six months ended June 30, 2010, are 36.0% and 36.4%, respectively, compared to 35.4% and 34.9% for the same periods in 2009. The increase in effective tax rate is primarily attributable to an expected lower wind energy production tax credit for 2010 compared to 2009.

c.

Medicare Part D Subsidy.

On March 23, 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. In connection with accounting for Income Taxes, companies are required to reflect the impact of the change in tax law in the period that includes the enactment date of March 23, 2010. MGE anticipates recovery in rates of the incremental tax expense as a result of the legislation. At June 30, 2010, MGE has a regulatory asset of $2.6 million representing the revenue requirement related to PPACA taxes payable, calculated at current statutory rates.

6.

Elm Road - MGE Energy and MGE.

a.

Construction.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 is under construction, but is expected to enter commercial operation during the fourth quarter of 2010 with a guaranteed contractual in-service date of November 28, 2010. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road has leased the Elm Road Units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap but are subject to PSCW review and determination that the costs were prudently incurred.

The estimated share of capital costs for that ownership interest in both units is approximately $180 million (excluding capitalized interest). At June 30, 2010, $121.6 million related to this project was placed in-service and $54.6 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest on the Elm Road Units until their respective in-service dates. At June 30, 2010, MGE Power Elm Road recorded a total of $15.5 million in capitalized interest related to the Elm Road Units.

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power Elm Road's interest in the portion of the Elm Road Units in service and the related accumulated depreciation reserves at June 30, 2010, were as follows:

(In thousands)	June 30, 2010
Nonregulated plant	$121,639
Accumulated depreciation	(1,124)
Net plant	$120,515

b.

Consolidation.

In connection with this project, MGE Energy and its subsidiaries entered into various agreements, including facility lease agreements between MGE Power Elm Road (a nonregulated subsidiary of MGE Energy) and MGE with respect to each of the Elm Road Units. The financial terms of the facility leases include a capital structure of 55% equity and 45% long-term debt, a return on equity of 12.7%, a lease term of 30 years, and a 5% lease payment reduction in the first five years.

Based on the nature and terms of the contractual arrangements, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road. In addition, MGE has the power to direct the activities that most significantly impact Elm Road Unit's economic performance. MGE also is the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary and MGE Power Elm Road is a VIE under applicable accounting requirements. Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest.

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the generating units. MGE estimates that the total carrying costs on the Elm Road project will be approximately $59.0 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $16.0 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $43.0 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates.

During 2010, MGE will recover $16.5 million in electric rates for costs associated with the Elm Road Units. Of this amount, $5.1 million relates to carrying costs. For the six months ended June 30, 2010, $2.5 million related to the carrying costs were recovered in rates. Of this amount, $0.7 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE Energy and MGE. Since February 2, 2010, when the Elm Road Unit 1 was placed in-service, $0.1 million of the debt portion was recognized. The remaining $1.8 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE. Furthermore, an additional $0.9 million was recognized as a true-up of equity during the six months ended June 30, 2010.

7.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2010 and 2009. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During the three and six months ended June 30, 2010, $0.7 million and $1.3 million, respectively has been recovered in rates.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,403	$1,293	$2,937	$2,647
Interest cost	2,781	2,847	5,822	5,830
Expected return on assets	(2,720)	(2,198)	(5,694)	(4,500)
Amortization of:
Transition obligation	-	34	-	70
Prior service cost	101	106	212	217
Actuarial loss	802	1,157	1,678	2,368
Net periodic benefit cost	$2,367	$3,239	$4,955	$6,632

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$443	$393	$926	$871
Interest cost	906	799	1,896	1,773
Expected return on assets	(283)	(188)	(592)	(416)
Amortization of:
Transition obligation	98	88	205	194
Prior service cost	25	59	53	130
Actuarial loss	101	138	211	306
Net periodic benefit cost	$1,290	$1,289	$2,699	$2,858

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

In addition to units granted in 2007 through 2009, on January 15, 2010, 17,310 units were granted based on the MGE Energy closing stock price as of that date. These newly-granted units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on current market value of MGE Energy common stock. The fair value of the awards, including the outstanding awards granted in 2007 through 2009, has been subsequently re-measured at June 30, 2010, as required by applicable accounting principles. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon also using the graded vesting method.

During both the six months ended June 30, 2010 and 2009, MGE recorded $0.4 million in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned periods. At June 30, 2010, $0.9 million of these awards were vested.

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

Hazardous materials

On April 7, 2010, the EPA published an Advanced Notice of Proposed Rulemaking (ANPR) for the additional regulation of polychlorinated biphenyls (PCBs). The EPA has indicated that they intend to reassess the use, distribution, marking, and storage for reuse of liquid PCBs in electric and nonelectric equipment. The rule developed as a result of this ANPR may require a phase-out of PCBs in electrical and nonelectrical equipment. MGE has electrical equipment that contains liquid PCBs so any rule that is developed has a potential to affect our capital or operational cost. We will not know the extent, however, until any rule is finalized.

Solid waste

Lenz Oil Site

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2009, the EPA has agreed on a remedy for the Lenz Oil site. The remedy included a five-year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five-year implementation plan. At June 30, 2010, MGE's portion is less than $0.1 million.

Proposed Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, that regulates coal combustion byproducts from the electric generating sector. The proposed regulations may require new or additional monitoring of storage sites, may re-classify ash waste, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations. It is not possible to estimate the potential costs associated with the implementation of any of these initiatives at this time.

Water quality

MGE is subject to water quality regulations issued by the WDNR. These regulations include discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The WDNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

WPDES Thermal Discharge Rule

The WDNR has promulgated new rules to regulate thermal effluent discharges from point sources in Wisconsin. The Wisconsin Natural Resources Board adopted these rules on January 27, 2010, and they have been approved by the Wisconsin legislature. The rules have not been published in the Wisconsin Administrative Code but they are expected to come into effect on October 1, 2010. Any WPDES permit issued after October 1, 2010, will need to meet the revised rule requirements. The rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. MGE is currently evaluating compliance options. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined; however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect WCCF or the Elm Road Units to be effected by these rules.

WPDES Phosphorus Nutrient Standards

The WDNR is in the process of developing water quality standards for phosphorus in streams, rivers, and inland lakes, including effluent limitations for dischargers. According to the draft rules, effluent limitations for dischargers of phosphorus will be calculated based on the applicable phosphorus criteria of the receiving water, and will be concentration and mass based. Blount and WCCF both currently discharge phosphorus under their WPDES permits, and it is likely both facilities will have additional or more stringent phosphorus limitations added to their permits. It is unknown what the limitations may be at this time, as the WDNR will calculate the limits based on the status of the receiving water and will take into account all dischargers of phosphorus into each receiving water before setting individual permit limits. Public hearings were held in April 2010, with final approval of the rules expected in August 2010. The Blount WPDES permit renewal application is due fall of 2010, and may require the inclusion of the new phosphorus limits if the rules are finalized. Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

WPDES Mercury Discharge Limit

WPDES permit holders in certain industries, including coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits then they must apply for a variance as part of their next permit renewal with the WDNR. MGE will be applying for a variance for Blount as part of its permit renewal, which is due fall of 2010. If the variance is not approved, MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed (in the spring of 2011). Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing mercury limits will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

Air quality

Air quality regulations promulgated by the EPA and the WDNR in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives, including the proposed Transport Rule, maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, may result in additional operating and capital expenditure costs for electric generating units.

EPA's Proposed Transport Rule (To Replace the Clean Air Interstate Rule (CAIR))

On July 6, 2010, the EPA issued a proposed initial rule called the "Transport Rule" designed to address ozone and fine particulate air pollution from 31 states in the eastern portion of the United States. The 31 states will need to reduce NOx and SO2 air emissions, which are "pre-cursors" or cause the formation of particulate matter and/or ozone pollution. The proposed rule includes the EPA's preferred option and two alternative approaches to reducing emissions and the EPA is seeking comments on these approaches. The EPA's preferred option uses state emissions budgets and intrastate allowance trading (limited interstate trading will be allowed) to achieve reductions in NOx and SO2. The first alternative does not allow any interstate allowance trading and the second alternative does not permit either interstate or intrastate trading, but specifies allowable emission limits for each power plant. In addition, the EPA will require Federal Implementation Plans for those states that significantly contribute to nonattainment or maintaining attainment in neighboring states. Under the proposed rule, states are divided into three categories: (1) those contributing to particulate matter pollution, (2) those contributing to ozone pollution, and (3) those contributing to both. Wisconsin has been identified as a state contributing to particulate matter only and thus will need to control annual SO2 and NOx emissions, but will not need to control ozone-season NOx. MGE has not been able to assess the full impacts to our power plants at this time. However, we do expect that our power plants will be affected and we will need to either secure allowances or implement strategies to reduce NOx and SO2 emissions. The EPA is targeting 2012 for implementation of the Transport Rule.

Ozone NAAQS

On January 6, 2010, the EPA published a proposed rule reconsidering the March 12, 2008 8-hour ozone standard. In this proposed rule, the EPA states their intent to revise both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards and indicates that they will set an 8-hour ambient ozone standard between 0.060-0.070 parts per million (ppm). The EPA further indicates that they will set a secondary standard of 7-15 ppm-hours measured on a weighted average over a three-month period during the ozone season. These proposed standards have the potential to put several counties in Wisconsin, including ones where MGE has electric generation, in nonattainment. A nonattainment designation may increase capital or operating costs at MGE facilities. A final rule is expected in August 2010, with designation recommendations due to the EPA by January 2011 based on 2008 through 2010 monitoring data.

Nitrogen Dioxide NAAQS

On January 22, 2010, the EPA revised its primary Nitrogen Dioxide (NO2) NAAQS. The current annual primary NO2 standard remains, while a one-hour 100 parts per billion (ppb) standard has been added that focuses on near-roadway exposures to NO2. The EPA expects the states to submit initial recommendations for nonattainment areas by January 2011 using 2008-2010 data. The EPA plans to make final attainment and nonattainment designations by January 2012. The EPA has not changed the secondary NAAQS for NO2, but intends to address potential changes as part of a secondary review. It is unclear at this time how MGE's power plants would be affected by this proposed revision. As of April 12, 2010, any facility's permit renewal or revision application will need to model potential emissions of NO2. Failure to meet thresholds may require a permit applicant to incur capital or operational costs. MGE's Blount permit renewal application is due in the fall of 2011 and MGE will be conducting this NO2 modeling as part of this renewal process.

Sulfur Dioxide NAAQS

On June 22, 2010, the EPA finalized its revised Sulfur Dioxide NAAQS. The standard has been revised to include a 1-hour standard and remove an annual and 24-hour standard. States are expected to make attainment/nonattainment designations in 2011; however, the ability to designate will be contingent on many steps being in place including modifying and/or adding monitoring sites to many counties, including the counties in which MGE has power plants. Although the rule is final, it is difficult to assess impact on MGE at this time due to the lack of monitoring data and monitoring sites. MGE will continue to evaluate this rule as more information is available in Wisconsin.

MACT Standards for Electric Utilities

In late 2009, the EPA sent out an Information Collection Request (ICR) to hundreds of utilities across the United States that have coal and oil-burning electric generating units. The EPA has indicated that they will use the information collected from this ICR to assist in the development of electric generating unit MACT standards. Under this ICR, letters requesting information on pollution control equipment have been received in respect of Blount and Columbia. Elm Road is required to perform testing in addition to responding to the information requests. Facilities will need to provide data to the EPA in the first half of 2010. MGE submitted the ICR data for Blount on April 1, 2010. Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing MACT standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

EPA Rule on Greenhouse Gas Reporting

On September 22, 2009, the EPA issued its final mandatory Greenhouse Gas (GHG) reporting rule. Under the final rule, MGE will need to report on GHG emissions from its natural gas distribution system, its electric generating units subject to the EPA's Acid Rain Program and certain of its stationary combustion and electric units during 2010. MGE is collecting the data needed to file the required report on 2010 emissions by March 31, 2011.

EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

On May 13, 2010, the EPA released its final Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas (GHG) "Tailoring Rule." The EPA introduced the Tailoring Rule to address the regulation of stationary sources for GHG emissions. Through this Tailoring Rule the regulation of GHGs will be accomplished using the EPA's two principal stationary source permitting programs: The pre-construction permitting and the operations permitting (Title V).

The EPA's Tailoring Rule has been designed to "phase in" facilities subject to PSD or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). Beginning in 2011 sources that trigger PSD or Title V permitting requirements based on other, non-GHG emissions will also need to meet PSD or Title V permitting requirements if they exceed 75,000 tons of CO2 equivalents. By 2013 the EPA will require any facilities with emissions above 100,000 tons to meet their respective PSD and/or Title V requirements. By 2016 it is expected that any new or modified facility with emissions of 50,000 tons of CO2 equivalents per year will be subject to the rule. It is understood that PSD requirements for new or modified sources include the requirement that a plant meet Best Available Control Technology (BACT) requirements for any emissions that trigger PSD. The EPA has not provided guidelines on what may be considered BACT. MGE facilities may become subject to this rule if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD.

Columbia

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL (the operator and permit holder) for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. The EPA order gave the WDNR 90 days to address the objections and take action on the September 2008 operating permit. On March 22, 2010, the WDNR gave notice to WPL that they intend to initiate an operating permit revision in response to the EPA's order. In July 2010, MGE received a copy of a NOI letter filed by a citizen group against the EPA based on what the group feels is an unreasonable delay in the EPA performing its duties related to the granting or denial of the Columbia air permit. Specifically, the citizen group alleges that because the WDNR has not acted on the EPA's order within 90 days, the EPA must now act on the permit. MGE is unable to predict what action, if any, the WDNR may take on the permit. In addition, MGE is reviewing the allegations of the citizen group NOI to sue the EPA and is currently unable to predict the outcome of this matter.

Notice of Intent/Notice of Violation

In October 2009, the Sierra Club provided notice of its intent to file a civil lawsuit (NOI) against the owners and operator of Columbia for alleged violations of the Clean Air Act (CAA). Among other things, this notice alleges the failure to obtain necessary air permits and implement necessary emission controls associated with activities undertaken at Columbia from approximately 2000 through 2005.

In December 2009, the EPA sent a Notice of Violation (NOV) to the owners and operator of Columbia. The NOV alleges that the owners and operator failed to comply with appropriate pre-construction review and permitting requirements of the New Source Review (NSR) program, and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP).

If the EPA and/or Sierra Club successfully prove their claims, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day (for all joint owners) for each violation and/or complete actions for injunctive relief. In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. Provisions contained in settlements or court-ordered remedies for other utilities with similar alleged violations required, for example, the installation of pollution control technology, changed operating conditions (including use of alternative fuels, caps on emissions, retirement of generating units), other supplemental environmental projects, and payment of stipulated fines. Should similar remedies be required for final resolution of these matters at Columbia, MGE would incur additional capital and operating expenditures.

WPL, the plant operator and permit holder, has informed MGE that it is in the process of evaluating the allegations and is unable to predict their impact on Columbia's finances or operations at this time, but believes that an adverse outcome could be significant. WPL has also informed MGE that the current intent is to defend against these actions because WPL believes the projects in question were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. Nevertheless, the owners are actively exploring settlement options with the EPA and the Sierra Club while simultaneously defending against these allegations. MGE has not recognized any related loss contingency amounts as of June 30, 2010.

Certificate of Authority

In April 2009, the Columbia owners filed for a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project as a result of an environmental initiative. A decision from the PSCW is currently expected in the third quarter of 2010. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of June 30, 2010, MGE had incurred $1.0 million (excluding carrying costs) in deferred pre-certification and pre-construction expenditures at Columbia related to this environmental initiative.

Columbia has entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is $0.1 million for 2010. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2010. At June 30, 2010, MGE has outstanding a $3.4 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of June 30, 2010, the servicing asset recognized by MGE is less than $0.1 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2010, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. The following table identifies principal payments for the remainder of 2010 and the next four years.

(In thousands)
Year	Principal Payments
2010	$580
2011	620
2012	410
2013	439
2014	253

c.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. As of June 30, 2010, MGE has a total of $1.5 million accrued in the financial statements for such matters. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations, financial position, and cash flows.

d.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $15.1 million for the remainder of 2010, and $18.6 million for 2011. Management expects to recover these costs in future customer rates.

e.

Coal Contracts - MGE Energy and MGE.

Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of June 30, 2010, of the total coal commitments for the Columbia and Elm Road plants for the remainder of 2010 and the next four years.

(In thousands)
Year	Coal Commitments
2010	$17,267
2011	19,859
2012	6,990
2013	3,406
2014	3,406

10.

Blount Station - MGE Energy and MGE.

In 2006, MGE announced a plan to reduce capacity at Blount from 190 MW to 100 MW by the end of 2011. As part of the plan, coal use at Blount will be discontinued. MGE has determined that certain employee positions will be eliminated as a result of this plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at full capacity until MISO declares that the 90 MW are no longer needed for system reliability. Currently, MGE estimates the reduction in capacity will occur in 2013. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After the transition, the entire plant will be operated exclusively on natural gas. MGE is working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery.

In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel occurred in March 2010. As a result of this change, certain employee positions were eliminated and severance benefits in 2010 totaled $0.5 million. These severance benefits were accelerated into 2010 from 2011, but are expected to be offset by lower payroll charges in 2010.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are as follows: $0.3 million in 2012 and $0.4 million in 2013. Total benefits paid as of June 30, 2010, were $1.0 million.

MGE continues to recover in rates the costs associated with the severance benefits at Blount in the year of expected cash payment. The severance charges to be recovered in rates have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2009, through June 30, 2010:

(In thousands)
Balance at December 31, 2009	$769
Additional expense, net	67
Cash payments during the period	(592)
Balance at June 30, 2010	$244

The exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011 and 2013. The majority of these assets are being recovered in rates over a four-year period that began in 2008, with the remaining balance recovered by the end of 2013. For both the six months ended June 30, 2010 and 2009, $1.7 million of accelerated depreciation expense had been recognized and recovered in rates each year.

11.

Asset Retirement Obligations - MGE Energy and MGE.

Conditional Asset Retirement Obligations

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would be removed upon the ultimate end of the lease. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at June 30, 2010, as well as the regulatory asset recorded.

MGE also may have AROs relating to the removal of various assets, such as certain electric and gas distribution facilities. These facilities are generally located on property owned by third parties, on which MGE is permitted to operate by lease, permit, easement, license, or service agreement. The AROs associated with these facilities cannot be reasonably determined due to the indeterminate life of the related agreements.

In February 2010, MGE Power Elm Road recorded an obligation for the fair value of its legal liability for AROs associated with the demolition and removal of the Elm Road Units. Provisions for these demolition and removal costs are included in the facility lease agreement. At June 30, 2010, this liability is estimated at $0.1 million and is included in other deferred liabilities.

The following table shows costs as of December 31, 2008 and 2009, and changes to the asset retirement obligations through June 30, 2010. Amounts include conditional AROs.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation
Balance, December 31, 2008	$5,345	$9,649	$14,994
Changes through December 31, 2009	707	812	1,519
Balance, December 31, 2009	$6,052	$10,461	$16,513
Changes through June 30, 2010	847	568	1,415
Balance, June 30, 2010	$6,899	$11,029	$17,928

Non-ARO Costs

Accumulated costs of removal that are non-ARO obligations are classified within the financial statements as regulatory liabilities. At June 30, 2010, and December 31, 2009, there were $12.9 million and $12.2 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

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

The gross notional volume of open derivatives is as follows:

	June 30, 2010	December 31, 2009
Commodity derivative contracts	688,480 MWh	647,560 MWh
Commodity derivative contracts	6,550,000 Dth	6,530,000 Dth
FTRs	5,847 MW	3,003 MW

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At June 30, 2010, and December 31, 2009, MGE Energy and MGE had less than $0.1 million and $0.4 million, respectively, in cash collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2010, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.5 million. At June 30, 2009, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $7.8 million.

MGE enters into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive a set percentage of the benefits or loss from these deals if certain thresholds are achieved. The portion related to the shareholders is reflected in other comprehensive income and the portion related to customers is reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. At June 30, 2010, none of these instruments were outstanding. At June 30, 2009, the fair value of these financial instruments exceeded their cost basis by less than $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2010 and 2009, reflects a loss position of $17.9 million and $9.6 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the balance sheet. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of cash collateral.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2010 Commodity derivative contracts	Other current assets	$1,710	Other current liabilities	$1,767
Commodity derivative contracts	Other deferred charges	108	Other deferred liabilities	53
FTRs	Other current assets	527	Other current liabilities	-
Ten-year PPA	NA	NA	Other deferred liabilities	17,870
December 31, 2009 Commodity derivative contracts	Other current assets	$1,357	Other current liabilities	$1,728
Commodity derivative contracts	Other deferred charges	89	Other deferred liabilities	94
FTRs	Other current assets	649	Other current liabilities	-
Ten-year PPA	NA	NA	Other deferred liabilities	12,815

The following tables summarize the unrealized and realized losses related to the derivative instruments on the balance sheet and the income statement for the three and six months ended June 30, 2010 and 2009 (a).

	2010		2009
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended June 30:
Balance at April 1,	$19,891	$1,119	$19,425	$2,210
Change in unrealized loss (gain)	(2,037)	-	3,678	-
Realized loss reclassified to a deferred account	(104)	104	(2,737)	2,737
Realized loss reclassified to income statement	(405)	(193)	(2,996)	(2,405)
Balance at June 30,	$17,345	$1,030	$17,370	$2,542

Six Months Ended June 30:
Balance at January 1,	$12,542	$1,334	$14,007	$4,466
Change in unrealized loss (gain)	6,677	-	22,446	-
Realized loss reclassified to a deferred account	(810)	810	(11,153)	11,153
Realized loss reclassified to income statement	(1,064)	(1,114)	(7,930)	(13,077)
Balance at June 30,	$17,345	$1,030	$17,370	$2,542

	Realized losses (gains):
(In thousands)	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended June 30, 2010:
Commodity derivative contracts	$-	$484	$(20)
FTRs	-	134	-
Ten-year PPA	-	-	-
Three Months Ended June 30, 2009:
Commodity derivative contracts	$-	$5,004	$370
FTRs	-	27	-
Ten-year PPA	-	-	-

Six Months Ended June 30, 2010:
Commodity derivative contracts	$-	$1,703	$610
FTRs	-	(135)	-
Ten-year PPA	-	-	-
Six Months Ended June 30, 2009:
Commodity derivative contracts	$84	$12,415	$7,889
FTRs	-	619	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2010, no counterparties are in a net liability position. As of December 31, 2009, certain counterparties are in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2010, no counterparties have defaulted.

13.

Regional Transmission Organizations - MGE Energy and MGE.

MISO is a FERC approved RTO that is required to provide real-time energy services and a market based mechanism for transmission congestion management. MISO maintains a bid-based energy market. MGE offers substantially all of its generation on the MISO market and purchases much of its load requirement from the MISO market in accordance with the MISO Tariff. In January 2009, MISO implemented and MGE began participating in the ancillary services market (ASM). The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. Previously, MGE was responsible for providing its own reserves. In the ASM, MISO will provide the reserves for MGE's load, and MGE may offer to sell reserves from its generating units. In addition to this market change, MISO took on various balance authority functions. In June 2009, MISO implemented and MGE began participating in the voluntary capacity auction. The voluntary capacity auction provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities may participate in the voluntary capacity auction to potentially obtain the necessary aggregate planning resource credits to meet their planning reserve margin requirement. Generator owners may participate to sell any excess aggregate planning resource credits that are not needed.

Additionally, MGE is a member of PJM. PJM is also an RTO. PJM is a neutral and independent party that coordinates and directs the operation of the region's transmission grid, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for 50 MW, that is affected by this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $22.2 million and $14.9 million reduction to sales for resale and purchased power expense for the three months ended June 30, 2010 and 2009, respectively and a $43.4 million and $35.3 million reduction to sales for resale and purchased power expense for the six months ended June 30, 2010 and 2009, respectively.

14.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

In April 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase will cover costs for MGE's share of the new Elm Road Units, new environmental equipment at Columbia, and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decrease 0.74% or $1.5 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2010, will be plus or minus 2%. See below for further description of fuel rules. Authorized return on common stock equity was set at 10.4% based on a 55.3% utility common equity.

In December 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million, while gas rates remain unchanged from 2008. The decrease in retail electric rates was driven by a decrease in fuel and purchased power costs, a decrease in Elm Road Units costs and a decrease in ATC transmission costs. The PSCW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels currently included in rates. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2009, was plus or minus 2%.

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

The PSCW authorized an interim fuel credit in May 2009 as a result of decreased actual electric fuel costs. The order was subject to refund with interest at 10.8%. The interim fuel credit resulted in a $4.6 million reduction in customer revenues. In April 2010, the PSCW authorized a refund of $0.3 million of over collected 2009 fuel costs and accrued interest via a one-time credit, which was applied to customers' April 2010 bills. As of June 30, 2010, MGE's fuel costs are within the range authorized by the PSCW in the most recent rate order; therefore no accruals were necessary.

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

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At June 30, 2010, and December 31, 2009, MGE had over collected $5.0 million and $7.6 million, respectively. These amounts were recorded in other current liabilities on the Consolidated Balance Sheet.

15.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At June 30, 2010, and December 31, 2009, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt is based on quoted market prices at June 30, 2010, and December 31, 2009. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$13,784	$13,784	$4,704	$4,704
Liabilities:
Short-term debt - bank loans	33,500	33,500	31,000	31,000
Short-term debt - commercial paper	21,000	21,000	33,500	33,500
Long-term debt*	322,806	361,178	323,500	339,557

MGE
Assets:
Cash and cash equivalents	10,831	10,831	2,474	2,474
Liabilities:
Short-term debt - commercial paper	21,000	21,000	33,500	33,500
Long-term debt*	322,806	361,178	273,500	289,557
*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of June 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$401	$401	$-	$-
Total Assets	$401	$401	$-	$-
Liabilities:
Derivatives, net (a)	$17,345	$(259)	$-	$17,604
Deferred compensation	1,425	1,425	-	-
Total Liabilities	$18,770	$1,166	$-	$17,604
MGE
Assets:
Exchange-traded investments	$242	$242	$-	$-
Total Assets	$242	$242	$-	$-
Liabilities:
Derivatives, net (a)	$17,345	$(259)	$-	$17,604
Deferred compensation	1,425	1,425	-	-
Total Liabilities	$18,770	$1,166	$-	$17,604

(a) These amounts are shown gross and exclude less than $0.1 million of cash collateral that was netted against net derivative positions with counterparties.

	Fair Value as of December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$535	$535	$-	$-
Total Assets	$535	$535	$-	$-
Liabilities:
Derivatives, net (b)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047
MGE
Assets:
Exchange-traded investments	$327	$327	$-	$-
Total Assets	$327	$327	$-	$-
Liabilities:
Derivatives, net (b)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047

(b) These amounts are shown gross and exclude $0.4 million of cash collateral that was netted against net derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2010.

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

Cash and cash equivalents include investments with maturities of less than three months that are traded in active markets and deposit accounts and are therefore classified as Level 1.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Three Months Ended June 30,	2010	2009
Balance as of April 1,	$(19,662)	$(16,730)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	2,058	(108)
Included in other comprehensive income	-	-
Included in earnings	(435)	(3,020)
Included in current assets	-	-
Purchases, sales, issuances, and settlements, net	435	3,020
Transfers in and/or out of Level 3	-	-
Balance as of June 30,	$(17,604)	$(16,838)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, (c)	$-	$-

(In thousands)
Six Months Ended June 30,	2010	2009
Balance as of January 1,	$(13,047)	$(9,219)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(4,557)	(7,619)
Included in other comprehensive income	-	-
Included in earnings	(1,101)	(7,952)
Included in current assets	-	-
Purchases, sales, issuances, and settlements, net	1,101	7,952
Transfers in and/or out of Level 3	-	-
Balance as of June 30,	$(17,604)	$(16,838)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at June 30, (c)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and six months ended June 30, 2010 and 2009, for both MGE Energy and MGE. (c).

(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the three months ended June 30, 2010	$(435)	$-	$-
Total gains (losses) included in earnings for the three months ended June 30, 2009	$(3,020)	$-	$-

(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the six months ended June 30, 2010	$(1,076)	$(25)	$-
Total gains (losses) included in earnings for the six months ended June 30, 2009	$(8,117)	$94	$71

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

16.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Consolidation of Variable Interest Entities.

In June 2009, the FASB issued authoritative guidance within the Codification's Consolidation topic regarding variable-interest entities. This guidance included the elimination of the exemption for qualifying special purpose entities, a new approach for determining consolidation of a variable-interest entity and changes to when it is necessary to reassess consolidation of a variable interest entity. This authoritative guidance became effective for interim and annual reporting periods that begin after November 15, 2009. The Company evaluated its VIE's and determined this authoritative guidance did not have any financial impact or impose any additional disclosure requirement. MGE Power West Campus and MGE Power Elm Road continue to be a VIE's under applicable accounting requirements; therefore, MGE continues to consolidate both entities into its financial results and financial position.

b.

Transfers and Servicing of Financial Assets.

In June 2009, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic regarding accounting for transfers of financial assets. This statement removes the concept of a qualifying special-purpose entity from authoritative guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities. This statement also removes the exception for qualifying special-purpose entities from authoritative guidance on consolidation of variable interest entities. The authoritative guidance became effective for fiscal years ending after November 15, 2009. The Company evaluated its shared savings program under the new guidance and determined this did not have any financial impact or impose any additional disclosure requirement.

c.

Fair Value Measurements and Disclosures.

In January 2010, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements. This authoritative guidance became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The authoritative guidance effective beginning January 1, 2010, did not have any financial impact, but required additional disclosures. See Footnote 15 for additional information. The authoritative guidance effective beginning January 1, 2011 will not have a material financial impact, but will require additional disclosures.

17.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other.

Sales between our electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between our electric segment and MGE Power West Campus/MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting, management has presented the direct financing capital lease between MGE and MGE Power West Campus and MGE and MGE Power Elm Road based on actual lease payments allowable to be recovered in rates. Lease payments made by MGE to MGE Power West Campus and MGE Power Elm Road are shown as operating expenses. The lease payments received by MGE Power West Campus and MGE Power Elm Road from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF and Elm Road Units is reflected in the nonregulated energy segment.

See MGE Energy's and MGE's 2009 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended June 30, 2010
Operating revenues	$87,438	$20,290	$1,354	$-	$-	$-	$109,082
Interdepartmental revenues	127	1,543	7,144	-	-	(8,814)	-
Total operating revenues	87,565	21,833	8,498	-	-	(8,814)	109,082
Depreciation and amortization	(6,829)	(1,291)	(1,361)	-	-	-	(9,481)
Other operating expenses	(66,399)	(21,628)	(36)	-	(230)	8,814	(79,479)
Operating income (loss)	14,337	(1,086)	7,101	-	(230)	-	20,122
Other (deductions) income, net	(112)	(32)	-	2,098	(7)	-	1,947
Interest expense, net	(2,576)	(727)	(689)	-	(53)	-	(4,045)
Income (loss) before taxes	11,649	(1,845)	6,412	2,098	(290)	-	18,024
Income tax (provision) benefit	(4,003)	860	(2,604)	(842)	117	-	(6,472)
Net income (loss)	$7,646	$(985)	$3,808	$1,256	$(173)	$-	$11,552

Three months ended June 30, 2009
Operating revenues	$81,198	$24,033	$2,325	$-	$-	$-	$107,556
Interdepartmental revenues	119	1,500	3,725	-	-	(5,344)	-
Total operating revenues	81,317	25,533	6,050	-	-	(5,344)	107,556
Depreciation and amortization	(7,093)	(2,366)	(686)	-	-	-	(10,145)
Other operating expenses	(62,162)	(23,637)	(34)	(1)	(247)	5,344	(80,737)
Operating income (loss)	12,062	(470)	5,330	(1)	(247)	-	16,674
Other income (deductions), net	14	4	-	2,021	(5)	-	2,034
Interest (expense) income, net	(2,646)	(747)	(671)	-	698	-	(3,366)
Income (loss) before taxes	9,430	(1,213)	4,659	2,020	446	-	15,342
Income tax (provision) benefit	(3,172)	582	(1,869)	(811)	(179)	-	(5,449)
Net income (loss)	$6,258	$(631)	$2,790	$1,209	$267	$-	$9,893

Six months ended June 30, 2010
Operating revenues	$169,432	$96,837	$2,456	$-	$-	$-	$268,725
Interdepartmental revenues	237	5,844	14,620	-	-	(20,701)	-
Total operating revenues	169,669	102,681	17,076	-	-	(20,701)	268,725
Depreciation and amortization	(13,632)	(2,575)	(2,496)	-	-	-	(18,703)
Other operating expenses	(138,805)	(89,606)	(66)	-	(349)	20,701	(208,125)
Operating income (loss)	17,232	10,500	14,514	-	(349)	-	41,897
Other income (deductions), net	1,937	546	(104)	4,283	6	-	6,668
Interest (expense) income, net	(5,228)	(1,475)	(1,376)	-	126	-	(7,953)
Income (loss) before taxes	13,941	9,571	13,034	4,283	(217)	-	40,612
Income tax (provision) benefit	(4,301)	(3,641)	(5,220)	(1,719)	81	-	(14,800)
Net income (loss)	$9,640	$5,930	$7,814	$2,564	$(136)	$-	$25,812

Six months ended June 30, 2009
Operating revenues	$161,325	$122,853	$4,522	$-	$-	$-	$288,700
Interdepartmental revenues	230	3,935	7,447	-	-	(11,612)	-
Total operating revenues	161,555	126,788	11,969	-	-	(11,612)	288,700
Depreciation and amortization	(14,151)	(4,676)	(1,372)	-	-	-	(20,199)
Other operating expenses	(131,547)	(107,011)	(68)	(1)	(476)	11,612	(227,491)
Operating income (loss)	15,857	15,101	10,529	(1)	(476)	-	41,010
Other income (deductions), net	14	4	-	4,002	(7)	-	4,013
Interest (expense) income, net	(5,313)	(1,499)	(1,335)	-	1,392	-	(6,755)
Income before taxes	10,558	13,606	9,194	4,001	909	-	38,268
Income tax provision	(2,514)	(5,242)	(3,690)	(1,606)	(371)	-	(13,423)
Net income	$8,044	$8,364	$5,504	$2,395	$538	$-	$24,845

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended June 30, 2010
Operating revenues	$87,438	$20,290	$1,354	$-	$-	$109,082
Interdepartmental revenues	127	1,543	7,144	-	(8,814)	-
Total operating revenues	87,565	21,833	8,498	-	(8,814)	109,082
Depreciation and amortization	(6,829)	(1,291)	(1,361)	-	-	(9,481)
Other operating expenses*	(70,417)	(20,772)	(2,640)	-	8,814	(85,015)
Operating income (loss)*	10,319	(230)	4,497	-	-	14,586
Other (deductions) income, net*	(97)	(28)	-	1,256	-	1,131
Interest expense, net	(2,576)	(727)	(689)	-	-	(3,992)
Net income (loss)	7,646	(985)	3,808	1,256	-	11,725
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(4,900)	(4,900)
Net income (loss) attributable to MGE	$7,646	$(985)	$3,808	$1,256	$(4,900)	$6,825

Three months ended June 30, 2009
Operating revenues	$81,198	$24,033	$2,325	$-	$-	$107,556
Interdepartmental revenues	119	1,500	3,725	-	(5,344)	-
Total operating revenues	81,317	25,533	6,050	-	(5,344)	107,556
Depreciation and amortization	(7,093)	(2,366)	(686)	-	-	(10,145)
Other operating expenses*	(65,264)	(23,036)	(1,903)	(1)	5,344	(84,860)
Operating income (loss)*	8,960	131	3,461	(1)	-	12,551
Other income (expense), net*	(56)	(15)	-	1,210	-	1,139
Interest expense, net	(2,646)	(747)	(671)	-	-	(4,064)
Net income (loss)	6,258	(631)	2,790	1,209	-	9,626
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(3,484)	(3,484)
Net income (loss) attributable to MGE	$6,258	$(631)	$2,790	$1,209	$(3,484)	$6,142

Six months ended June 30, 2010
Operating revenues	$169,432	$96,837	$2,456	$-	$-	$268,725
Interdepartmental revenues	237	5,844	14,620	-	(20,701)	-
Total operating revenues	169,669	102,681	17,076	-	(20,701)	268,725
Depreciation and amortization	(13,632)	(2,575)	(2,496)	-	-	(18,703)
Other operating expenses*	(142,281)	(93,014)	(5,286)	-	20,701	(219,880)
Operating income*	13,756	7,092	9,294	-	-	30,142
Other (deductions) income, net*	1,112	313	(104)	2,564	-	3,885
Interest expense, net	(5,228)	(1,475)	(1,376)	-	-	(8,079)
Net income	9,640	5,930	7,814	2,564	-	25,948
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(9,996)	(9,996)
Net income (loss) attributable to MGE	$9,640	$5,930	$7,814	$2,564	$(9,996)	$15,952

Six months ended June 30, 2009
Operating revenues	$161,325	$122,853	$4,522	$-	$-	$288,700
Interdepartmental revenues	230	3,935	7,447	-	(11,612)	-
Total operating revenues	161,555	126,788	11,969	-	(11,612)	288,700
Depreciation and amortization	(14,151)	(4,676)	(1,372)	-	-	(20,199)
Other operating expenses*	(133,979)	(112,230)	(3,758)	(1)	11,612	(238,356)
Operating income (loss)*	13,425	9,882	6,839	(1)	-	30,145
Other income (expense), net*	(68)	(19)	-	2,396	-	2,309
Interest expense, net	(5,313)	(1,499)	(1,335)	-	-	(8,147)
Net income	8,044	8,364	5,504	2,395	-	24,307
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(6,860)	(6,860)
Net income (loss) attributable to MGE	$8,044	$8,364	$5,504	$2,395	$(6,860)	$17,447

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

18.

Subsequent Events - MGE Energy and MGE.

Credit Facilities

On July 30, 2010, MGE Energy entered into a Credit Agreement dated as of July 30, 2010, with the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, providing MGE Energy with a $40 million revolving credit facility. That facility replaced MGE Energy's existing Credit Agreement dated as of August 28, 2009, as amended, which was scheduled to expire on August 27, 2010, and which was terminated on July 30, 2010. The new revolving credit facility will expire on July 30, 2013.

On July 30, 2010, MGE entered into a Credit Agreement dated as of July 30, 2010, with the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, providing MGE with a $75 million revolving credit facility. That facility replaced MGE's existing Amended and Restated Credit Agreement dated as of December 21, 2005, as amended, which was scheduled to expire on December 21, 2010, and which was terminated on July 30, 2010. The new revolving credit facility will expire on July 30, 2013. The Credit Agreement is subject to regulatory approval, which MGE expects to receive by year end. If the PSCW does not approve the Credit Agreement terms, the agreement will then expire on July 29, 2011.

Both the MGE Energy and the MGE Credit Agreements carry interest at either:

•

A "floating rate," plus an adder ranging from zero to one percent, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "floating rate" is calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus 0.5% per annum, or a Eurodollar Rate for a one month interest period plus 1%; or

•

A "Eurodollar Rate," plus an adder ranging from one to two percent, depending upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "Eurodollar Rate" is calculated as provided in the Credit Agreements for the selected interest period, plus 1%.

Interest based upon a floating rate is payable monthly. Interest based upon a Eurodollar Rate is payable on the last day of the selected interest period, unless that interest period exceeds three months, in which case it is also payable on the three-month anniversary of the first day of the selected interest period.

No borrowings are outstanding under either facility as of July 30, 2010. Borrowings may be made and repaid at any time during the term of the respective facility and must be repaid upon the earlier of the scheduled expiration of that facility or the occurrence of an event of default. Events of default include failures to pay scheduled principal or interest, cross-defaults to specified other indebtedness, failure to pay specified judgments, certain bankruptcy-related events, and certain change in control events, subject to any applicable cure periods. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interests in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the voting power of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. Both facilities require the respective borrower to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. Consolidated indebtedness and consolidated total capitalization are determined in accordance with generally accepted accounting principles, subject to adjustment to remove assets, liabilities, revenues and expenses that are included in a borrower's financial statements as a result of the consolidation of "variable interest entities" under applicable accounting principles.

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 138,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 142,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations own interests in new electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include partial ownership of a cogeneration project on the UW-Madison campus and an undivided 8.33% ownership interest in each of two 615 MW generating units being constructed in Oak Creek, Wisconsin, one of which entered commercial operation on February 2, 2010, and the other of which is expected to enter commercial operation in the fourth quarter of 2010. MGE operates the cogeneration project, and a third party operates the units in Oak Creek. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

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

Overview

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including:

•

Weather, and its impact on customer sales of electricity and gas,

•

Economic conditions, including current business activity and employment and their impact on customer demand,

•

Regulation and regulatory issues,

•

Energy commodity prices,

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

•

Construction risk in connection with the remaining Elm Road generating unit,

and other factors listed in "Item 1A. Risk Factors" of our 2009 Annual Report on Form 10-K.

For the three months ended June 30, 2010, MGE Energy's earnings were $11.6 million or $0.50 per share compared to $9.9 million or $0.43 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2010, were $6.8 million compared to $6.1 million for the same period in the prior year.

For the six months ended June 30, 2010, MGE Energy's earnings were $25.8 million or $1.12 per share compared to $24.8 million or $1.08 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2010, were $16.0 million compared to $17.4 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Business Segment:	2010	2009	2010	2009
Electric Utility	$7,646	$6,258	$9,640	$8,044
Gas Utility	(985)	(631)	5,930	8,364
Nonregulated Energy	3,808	2,790	7,814	5,504
Transmission Investment	1,256	1,209	2,564	2,395
All Other	(173)	267	(136)	538
Net Income	$11,552	$9,893	$25,812	$24,845

Our net income during the three months ended June 30, 2010, primarily reflects the effects of the following factors:

•

A 7.7% increase in electric revenues reflecting increased customer demand primarily as a result of warmer-than-normal weather. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 38.4% compared to the prior period.

•

Higher nonregulated energy revenues are attributable to Elm Road Unit 1 entering commercial operation.

Our net income during the six months ended June 30, 2010, primarily reflects the effects of the following factors:

•

The electric and gas utilities reflect a one-time $2.6 million (pretax) gain on a sale of property to ATC during March 2010.

•

A 21.2% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 11.5% compared to the prior period. In addition, in 2009, the gas utility received the benefit of $1.9 million (pretax) from capacity release revenues and commodity savings as a result of GCIM.

•

Higher nonregulated energy revenues are attributable to Elm Road Unit 1 entering commercial operation.

During 2010, the following events occurred:

Elm Road Units: On February 2, 2010, Elm Road Unit 1 entered commercial operation, and Elm Road Unit 2 is expected to enter commercial operation in the fourth quarter of 2010 with a guaranteed contractual in-service date of November 28, 2010. On February 4, 2010, our subsidiary, MGE Power Elm Road, which owns an ownership interest in those Units, issued $50 million of its 5.04% senior secured notes to refinance a portion of the costs of those Units. The proceeds of those notes were used to repay borrowings under MGE Energy's credit facilities.

ATC: MGE Transco contributed $0.5 million for voluntary capital contributions to ATC for the six months ended June 30, 2010.

2011 Rate Filing: On April 22, 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase cover costs for MGE's share of the Elm Road Units, new environmental equipment at Columbia, and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

In the near term, several items may affect us, including:

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $175 million for MGE Energy (including MGE) and $55 million for MGE to address our liquidity needs.

Smart Grid Investment Grant: MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid. The DOE grant requires MGE to match 50%, bringing the total cost to more than $11 million. MGE will use the grant to install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. The projects are expected to begin in third quarter 2010. As of June 30, 2010, no material costs have been incurred related to these projects.

Elm Road Unit: Elm Road Unit 2 is expected to enter commercial operation in the fourth quarter of 2010 with a guaranteed contractual in-service date of November 28, 2010.

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 34% of our electricity generating capacity. We would expect to seek recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates.

The following discussion is based on the business segments as discussed in Footnote 17.

Three Months Ended June 30, 2010 and 2009

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Residential	$27,130	$24,947	8.8%	181,157	170,225	6.4%
Commercial	46,837	44,032	6.4%	445,301	429,881	3.6%
Industrial	5,938	5,996	(1.0)%	75,259	80,280	(6.3)%
Other - retail/municipal	8,873	8,112	9.4%	110,761	102,244	8.3%
Total retail	88,778	83,087	6.8%	812,478	782,630	3.8%
Sales for resale	480	504	(4.8)%	12,953	339	3720.9%
Other revenues	(1,820)	(2,393)	23.9%	-	-	-
Total	$87,438	$81,198	7.7%	825,431	782,969	5.4%

Cooling degree days (normal 174)				202	146	38.4%

Electric operating revenues increased $6.2 million or 7.7% for the three months ended June 30, 2010, due to the following:

(In millions)
Three months ended June 30, 2010
Volume	$3.2
Rate changes	2.4
Other revenues	0.6
Total	$6.2

•

Volume. During the three months ended June 30, 2010, there was a 3.8% increase in total retail sales volumes compared to the same period in the prior year.

•

Rates changes. Rates charged to retail customers for the three months ended June 30, 2010, were 2.9% or $2.4 million higher than those charged during the same period in the prior year.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decreased 0.74% or $1.5 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements.

In May 2009, MGE implemented a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs. During the three months ended June 30, 2009, $0.9 million had been credited to electric customers.

•

Other revenues. Other electric revenues increased $0.6 million for the three months ended June 30, 2010, compared to the same period in the prior year.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $1.7 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively.

During the three months ended June 30, 2010, MGE recovered in electric rates the costs associated with the lease payments for Elm Road Unit 2. These amounts have been deferred on MGE's balance sheet until the lease term commences. For the three months ended June 30, 2010, a $0.7 million reduction to other revenues was recorded to defer these revenues. This amount is reflected as a regulatory liability on the consolidated balance sheet.

Electric fuel and purchased power

Purchased power expense decreased by $4.3 million or 20.6% during the three months ended June 30, 2010, compared to the same period in the prior year. This decrease in expense reflects a $7.7 million or 31.9% decrease in the volume of power purchased, partially offset by a $3.4 million or 16.6% increase in the per-unit cost of purchased power. The decrease in purchased power expense is driven by Elm Road Unit 1 becoming operational in February 2010.

The expense for fuel for electric generation increased $2.8 million or 37.8% during the three months ended June 30, 2010, compared to the same period in the prior year, reflecting higher electric generation.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $2.4 million during the three months ended June 30, 2010, compared to the same period in 2009. The following changes contributed to the net change:

(In millions)
Three months ended June 30, 2010
Increased transmission costs	$1.2
Increased administrative and general costs	0.9
Increased distribution expenses	0.3
Total	$2.4

For the three months ended June 30, 2010, increased transmission costs were primarily due to network service fees pertaining to ATC. Increased administrative and general costs were due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010. Additionally, distribution expenses increased as a result of increased tree trimming activity.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Residential	$11,178	$13,482	(17.1)%	9,966	13,144	(24.2)%
Commercial/industrial	8,256	9,781	(15.6)%	13,811	16,453	(16.1)%
Total retail	19,434	23,263	(16.5)%	23,777	29,597	(19.7)%
Gas transportation	531	609	(12.8)%	7,598	7,684	(1.1)%
Other revenues	325	161	101.9%	-	-	-
Total	$20,290	$24,033	(15.6)%	31,375	37,281	(15.8)%
Heating degree days (normal 854)				611	842	(27.4)%
Average rate per therm of retail customer	$0.817	$0.786	3.9%

Gas revenues decreased $3.7 million or 15.6% for the three months ended June 30, 2010. These changes are related to the following factors:

(In millions)
Three months ended June 30, 2010
Gas costs/rates	$0.9
Gas deliveries	(4.8)
Transportation and other effects	0.2
Total	$(3.7)

•

Gas costs/rates. The average retail rate per therm for the three months ended June 30, 2010, increased 3.9% compared to the same period in 2009 as a result of higher natural gas costs.

•

Retail gas deliveries. For the three months ended June 30, 2010, retail gas deliveries decreased 19.7% compared to the prior period.

Cost of gas sold

For the three months ended June 30, 2010, cost of gas sold decreased by $2.5 million, compared to the same period in the prior year. The volume of gas purchased decreased 13.4% which resulted in $1.7 million of reduced expense. In addition, a 7.7% decrease in the cost per therm of natural gas resulted in $0.8 million of reduced expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $0.4 million for the three months ended June 30, 2010, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Three months ended June 30, 2010
Increased administrative and general costs	$0.9
Decreased customer accounts expenses	(0.3)
Decreased distribution expenses	(0.2)
Total	$0.4

For the three months ended June 30, 2010, increased administrative and general costs were due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010. Customer accounts decreased due to lower uncollectible accounts expense.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $2.4 million for the three months ended June 30, 2010, when compared to the same period in the prior year, reflecting the delivery of, and commencement of commercial operations at Elm Road Unit 1 in February 2010. Operating revenues from nonregulated energy operations for the three months ended June 30, 2010 and 2009, were $7.1 million and $3.7 million, respectively, related to leasing arrangements between MGE and MGE Power West Campus and MGE and MGE Power Elm Road. The increase largely reflects the commencement of lease payments on Elm Road Unit 1. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be approximately $59.0 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. See Footnote 6.c. for additional information regarding these carrying charges. For the three months ended June 30, 2010 and 2009, MGE Power Elm Road recognized $0.9 million and $2.0 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated energy interest expense, net

For both the three months ended June 30, 2010 and 2009, interest expense, net at the nonregulated energy operations segment was $0.7 million. Interest expense at the nonregulated energy segment for both the three months ended June 30, 2010 and 2009, includes $0.7 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus and $50 million of long-term, fixed-rate borrowings at MGE Power Elm Road.

Included in the 2009 nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended June 30, 2009, MGE Power Elm Road was charged $0.8 million in interest expense by Corporate on funds borrowed for the Elm Road project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset in capitalized interest.

During the three months ended June 30, 2009, MGE Power Elm Road recorded less than $0.1 million in interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road Units. No interest income on cash advanced to ERS was recorded during the three months ended June 30, 2010.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2010 and 2009, other income at the transmission investment segment was $2.1 million and $2.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest expense, net for the three months ended June 30, 2010, was $0.1 million. All other interest income, net for the three months ended June 30, 2009, was $0.7 million. Interest expense for the three months ended June 30, 2010, represents $0.1 million in interest expense on short-term debt. Interest income for the three months ended June 30, 2009, represents $0.8 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.1 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended June 30, 2010, is 35.9% compared to 35.5% for the same period in 2009 and MGE's effective income tax rate for the three months ended June 30, 2010, is 36.0% compared to 35.4% for the same period in 2009. The increase in effective tax rate percentages is primarily attributable to an expected lower wind energy production tax credit for 2010 compared to 2009.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road Units. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the leasing arrangements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

For the three months ended June 30, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $2.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.4 million, net of tax, for its interest in MGE Transco for the three months ended June 30, 2010. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended June 30, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $1.2 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.4 million, net of tax, for its interest in MGE Transco for the three months ended June 30, 2009. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Six Months Ended June 30, 2010 and 2009

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Residential	$56,311	$52,882	6.5%	384,222	379,295	1.3%
Commercial	89,546	83,951	6.7%	870,113	866,649	0.4%
Industrial	10,301	9,433	9.2%	133,895	137,932	(2.9)%
Other - retail/municipal	16,189	14,367	12.7%	198,186	189,084	4.8%
Total retail	172,347	160,633	7.3%	1,586,416	1,572,960	0.9%
Sales for resale	949	964	(1.6)%	18,434	3,384	444.7%
Other revenues	(3,864)	(272)	(1320.6)%	-	-	-
Total	$169,432	$161,325	5.0%	1,604,850	1,576,344	1.8%

Cooling degree days (normal 174)				202	146	38.4%

Electric operating revenues increased $8.1 million or 5.0% for the six months ended June 30, 2010, due to the following:

(In millions)
Six months ended June 30, 2010
Volume	$1.5
Rate changes	4.7
Fuel refund (2009)	5.5
Other revenues	(3.6)
Total	$8.1

•

Volume. During the six months ended June 30, 2010, there was a 0.9% increase in total retail sales volumes compared to the same period in the prior year.

•

Rates changes. Rates charged to retail customers for the six months ended June 30, 2010, were 2.9% or $4.7 million higher than those charged during the same period in the prior year.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decreased 0.74% or $1.5 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements. Pursuant to the provisions of this rate order, the authorized return on common stock equity was set at 10.4% based on a 55.3% utility common equity.

In May 2009, MGE implemented a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs. During the six months ended June 30, 2009, $0.9 million had been credited to electric customers.

•

Fuel Refund. As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved. The PSCW issued a final order approving the refund amount of $5.5 million, which was applied to customers' accounts in March 2009. This was a one-time refund that reduced revenues for the six months ended June 30, 2009.

•

Other revenues. Other electric revenues decreased $3.6 million for the six months ended June 30, 2010, compared to the same period in the prior year.

During the six months ended June 30, 2009, MGE recorded $5.5 million in other electric revenues to offset the impact of the 2008 fuel refund. Offsetting this adjustment, as a result of lower than expected fuel costs pertaining to 2009, a $1.2 million projected refund was accrued as of June 30, 2009.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $3.4 million and $5.4 million for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010, MGE began recovering in electric rates the costs associated with the lease payments for Elm Road Unit 2. These amounts have been deferred on MGE's balance sheet until the lease term commences. At June 30, 2010, a $1.5 million reduction to other revenues was recorded to defer these revenues. This amount is reflected as a regulatory liability on the consolidated balance sheet.

Electric fuel and purchased power

Purchased power expense decreased by $7.8 million or 17.1% during the six months ended June 30, 2010, compared to the same period in the prior year. This decrease in expense reflects a $9.5 million or 20.1% decrease in the volume of power purchased, partially offset by a $1.7 million or 3.6% increase in the per-unit cost of purchased power. The decrease in purchased power expense is driven by Elm Road Unit 1 becoming operational in February 2010.

The expense for fuel for electric generation increased $1.8 million or 10.6% during the six months ended June 30, 2010, compared to the same period in the prior year, reflecting higher electric generation.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $6.3 million during the six months ended June 30, 2010, compared to the same period in 2009. The following changes contributed to the net change:

(In millions)
Six months ended June 30, 2010
Increased administrative and general costs	$2.8
Increased transmission costs	2.5
Increased production costs	0.9
Increased distribution expenses	0.5
Decreased customer accounts expenses	(0.4)
Total	$6.3

For the six months ended June 30, 2010, increased administrative and general costs were due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010. Transmission costs increased primarily due to network service fees pertaining to ATC. Production costs increased due to Elm Road Unit 1 becoming operational in February 2010. Distribution expenses increased as a result of increased tree trimming activity. Customer accounts decreased due to lower uncollectible accounts expense.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
Residential	$55,229	$68,182	(19.0)%	51,678	59,684	(13.4)%
Commercial/industrial	39,740	50,856	(21.9)%	53,185	62,227	(14.5)%
Total retail	94,969	119,038	(20.2)%	104,863	121,911	(14.0)%
Gas transportation	1,304	1,578	(17.4)%	19,229	20,676	(7.0)%
Other revenues	564	2,237	(74.8)%	-	-	-
Total	$96,837	$122,853	(21.2)%	124,092	142,587	(13.0)%
Heating degree days (normal 4,336)				4,066	4,595	(11.5)%
Average rate per therm of retail customer	$0.906	$0.976	(7.2)%

Gas revenues decreased $26.0 million or 21.2% for the six months ended June 30, 2010. These changes are related to the following factors:

(In millions)
Six months ended June 30, 2010
Gas costs/rates	$(8.6)
Gas deliveries	(15.4)
Transportation and other effects	(2.0)
Total	$(26.0)

•

Gas costs/rates. The average retail rate per therm for the six months ended June 30, 2010, decreased 7.2% compared to the same period in 2009 as a result of significantly lower natural gas costs.

•

Retail gas deliveries. For the six months ended June 30, 2010, retail gas deliveries decreased 14.0% compared to the same period in 2009 as a result of milder weather.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $2.0 million primarily due to the impact of the MGE GCIM in 2009.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the six months ended June 30, 2010, shareholders did not receive a benefit from capacity release revenues and commodity savings under the GCIM compared to a $1.9 million benefit received for the six months ended June 30, 2009.

Cost of gas sold

For the six months ended June 30, 2010, cost of gas sold decreased by $20.1 million, compared to the same period in the prior year. The volume of gas purchased decreased 12.5% which resulted in $10.3 million of reduced expense. In addition, a 13.6% decrease in the cost per therm of natural gas resulted in $9.8 million of reduced expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $0.9 million for the six months ended June 30, 2010, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Six months ended June 30, 2010
Increased administrative and general costs	$2.0
Decreased customer accounts expenses	(0.7)
Decreased customer service costs	(0.2)
Decreased distribution expenses	(0.2)
Total	$0.9

For the six months ended June 30, 2010, increased administrative and general costs were due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010. Customer accounts decreased due to lower uncollectible accounts expense.

Other Income, Net

For the six months ended June 30, 2010, other income, net for the electric and gas segments increased by $2.5 million, compared to the same period in the prior year. This increase is due to a one-time $2.6 million gain on a sale of property to ATC during March 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $5.1 million for the six months ended June 30, 2010, when compared to the same period in the prior year, reflecting the delivery of, and commencement of commercial operations at, Elm Road Unit 1 in February 2010. Operating revenues from nonregulated energy operations for the six months ended June 30, 2010 and 2009, was $14.6 million and $7.4 million, respectively, related to leasing arrangements between MGE and MGE Power West Campus and MGE and MGE Power Elm Road. The increase largely reflects the commencement of lease payments on Elm Road Unit 1. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be approximately $59.0 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. See Footnote 6.c. for additional information regarding these carrying charges. For the six months ended June 30, 2010 and 2009, MGE Power Elm Road recognized $2.8 million and $4.0 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated energy interest expense, net

For the six months ended June 30, 2010 and 2009, interest expense, net at the nonregulated energy operations segment was $1.4 million and $1.3 million, respectively. Interest expense at the nonregulated energy segment for both the six months ended June 30, 2010 and 2009, includes $1.4 million in interest expense incurred on $50 million of long-term, fixed-rate borrowings at MGE Power West Campus and $50 million of long-term, fixed-rate borrowings at MGE Power Elm Road.

Also included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the six months ended June 30, 2010 and 2009, MGE Power Elm Road was charged $0.3 million and $1.7 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset in capitalized interest.

During the six months ended June 30, 2009, MGE Power Elm Road recorded less than $0.1 million in interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road Units. No interest income on cash advanced to ERS was recorded during the six months ended June 30, 2010.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2010 and 2009, other income at the transmission investment segment was $4.3 million and $4.0 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest income, net for the six months ended June 30, 2010 and 2009, was $0.1 million and $1.4 million, respectively. Interest income for the six months ended June 30, 2010, represents $0.3 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.2 million in interest expense on short-term debt. Interest income for the six months ended June 30, 2009, represents $1.7 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.3 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the six months ended June 30, 2010, is 36.4% compared to 35.1% for the same period in 2009 and MGE's effective income tax rate for the six months ended June 30, 2010, is 36.4% compared to 34.9% for the same period in 2009. The increase in effective tax rate percentages is primarily attributable to an expected lower wind energy production tax credit for 2010 compared to 2009.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road Units. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the leasing arrangements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

For the six months ended June 30, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) earned $3.8 million and $5.3 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.9 million, net of tax, for its interest in MGE Transco for the six months ended June 30, 2010. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the six months ended June 30, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $3.8 million and $2.4 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.7 million, net of tax, for its interest in MGE Transco for the six months ended June 30, 2009. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2010, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 9 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2009 Annual Report on Form 10-K.

Columbia Environmental Matters - MGE Energy and MGE

As of June 30, 2010, MGE's share of various contractual commitments with vendors for environmental expenditures at Columbia is estimated to be $0.1 million for the remainder of 2010. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information regarding expected environmental expenditures at Columbia.

Natural Gas Supply Contracts - MGE Energy and MGE

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $15.1 million for the remainder of 2010, and $18.6 million for 2011. Management expects to recover these costs in future customer rates.

Coal Contracts - MGE Energy and MGE

Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of June 30, 2010, of the total coal commitments for the Columbia and Elm Road plants for the remainder of 2010 and the next four years.

(In thousands)
Year	Coal Commitments
2010	$17,267
2011	19,859
2012	6,990
2013	3,406
2014	3,406

Secured Debt - MGE Energy and MGE

On February 4, 2010, MGE Power Elm Road issued $50 million of 5.04% senior secured notes due February 3, 2040. MGE used the net proceeds from the sale of notes to repay existing short-term indebtedness at MGE Energy, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, commencing on February 25, 2010, and continuing until maturity. The principal payments are level over the life of the notes, for an effective average life of 15 years. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. As of June 30, 2010, MGE Power Elm Road is in compliance with the covenant requirements.

Credit Facilities - MGE Energy and MGE

On July 30, 2010, MGE Energy entered into a Credit Agreement dated as of July 30, 2010, with the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, providing MGE Energy with a $40 million revolving credit facility. That facility replaced MGE Energy's existing Credit Agreement dated as of August 28, 2009, as amended, which was scheduled to expire on August 27, 2010, and which was terminated on July 30, 2010. The new revolving credit facility will expire on July 30, 2013.

On July 30, 2010, MGE entered into a Credit Agreement dated as of July 30, 2010, with the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, providing MGE with a $75 million revolving credit facility. That facility replaced MGE's existing Amended and Restated Credit Agreement dated as of December 21, 2005, as amended, which was scheduled to expire on December 21, 2010, and which was terminated on July 30, 2010. The new revolving credit facility will expire on July 30, 2013. The Credit Agreement is subject to regulatory approval, which MGE expects to receive by year end. If the PSCW does not approve the Credit Agreement terms, the agreement will then expire on July 29, 2011.

On March 30, 2010, MGE's existing credit agreement dated March 31, 2009, which provided MGE with a $20 million committed credit facility, expired. MGE's lines of credit are used as backup to MGE's commercial paper.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the six months ended June 30, 2010 and 2009, respectively:

	MGE Energy		MGE
(In thousands)	2010	2009	2010	2009
Cash provided by/(used for):
Operating activities	$64,417	$82,644	$62,634	$82,467
Investing activities	(26,763)	(37,513)	(26,413)	(36,484)
Financing activities	(28,574)	(40,888)	(27,864)	(41,371)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2010, was $64.4 million, a decrease of $18.2 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $19.8 million in cash provided by operating activities for the six months ended June 30, 2010, primarily due to decreased prepaid taxes (a result of a tax methodology change for accounting of repairs), decreased unbilled revenues, and decreased accounts receivable, partially offset by decreased accounts payable. Working capital accounts resulted in $33.9 million in cash provided by operating activities for the six months ended June 30, 2009, primarily due to decreased receivables, decreased inventories (due to lower natural gas costs), and decreased unbilled revenues, partially offset by decreased accounts payable.

MGE Energy's net income increased $1.0 million for the six months ended June 30, 2010, when compared to the same period in the prior year.

The cash flows for the six months ended June 30, 2009, reflect a benefit of $3.9 million of lower taxes payable, primarily due to bonus tax depreciation allowed for Federal income tax purposes on certain property placed in service during 2009, as a result of the American Recovery and Reinvestment Act of 2009.

Pension contribution resulted in an additional $1.8 million in cash used by operating activities for the six months ended June 30, 2010, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the six months ended June 30, 2010, was $62.6 million, a decrease of $19.8 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $19.9 million in cash provided by operating activities for the six months ended June 30, 2010, primarily due to increased accrued taxes, decreased unbilled revenues, and decreased prepaid taxes (a result of a tax methodology change for accounting of repairs), partially offset by decreased accounts payable. Working capital accounts resulted in $33.8 million in cash provided by operating activities for the six months ended June 30, 2009, primarily due to decreased receivables, decreased inventories (due to lower natural gas costs), and decreased unbilled revenues, partially offset by decreased accounts payable.

Net income increased $1.6 million for the six months ended June 30, 2010, when compared to the same period in the prior year.

The cash flows for the six months ended June 30, 2009, reflect a benefit of $3.9 million of lower taxes payable, primarily due to bonus tax depreciation allowed for Federal income tax purposes on certain property placed in service during 2009, as a result of the American Recovery and Reinvestment Act of 2009.

Pension contribution resulted in an additional $1.8 million in cash used by operating activities for the six months ended June 30, 2010, when compared to the same period in the prior year. These contributions were made to comply with ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $10.8 million for the six months ended June 30, 2010, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2010, were $28.6 million. This amount represents a $6.2 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $4.5 million in other utility capital expenditures, a decrease of $1.0 million related to the Elm Road Units, and a decrease of $0.7 million related to the Top of Iowa III wind generation project.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010.

MGE

MGE's cash used for investing activities decreased $10.1 million for the six months ended June 30, 2010, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2010, were $28.6 million. This amount represents a $6.2 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $4.5 million in other utility capital expenditures, a decrease of $1.0 million related to the Elm Road Units, and a decrease of $0.7 million related to the Top of Iowa III wind generation project.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $28.6 million for the six months ended June 30, 2010, compared to $40.9 million of cash used for MGE Energy's financing activities for the six months ended June 30, 2009.

MGE Energy received $6.3 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the six months ended June 30, 2009. No proceeds were received in 2010.

As of June 1, 2009, MGE Energy began purchasing stock in the open market for its Stock Plan rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the six months ended June 30, 2010, dividends paid were $17.0 million compared to $16.7 million for same period in the prior year. This increase was a result of higher dividends per share ($0.737 vs. $0.723) and an increase in the number of shares outstanding.

For the six months ended June 30, 2010, net short-term debt repayments were $10.0 million compared to $30.5 million for the same period in the prior year.

MGE

During the six months ended June 30, 2010, cash used for MGE's financing activities was $27.9 million compared to $41.4 million of cash used for MGE's financing activities in the same period in the prior year.

For the six months ended June 30, 2010, net short-term debt repayments were $12.5 million compared to $34.5 million for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $13.0 million for the six months ended June 30, 2010, compared to $6.4 million for the same period in the prior year.

Distributions to parent from noncontrolling interest increased $44.4 million as a result of a long-term debt financing by MGE Power Elm Road. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

In addition, for the six months ended June 30, 2010, affiliate financing of the Elm Road Units decreased by $4.9 million and MGE Power Elm Road issued $50.0 million of long-term debt.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	June 30, 2010	December 31, 2009
Common shareholders' equity	57.6%	56.4%
Long-term debt*	36.3%	36.3%
Short-term debt	6.1%	7.3%
* Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2010, capital expenditures for MGE Energy and MGE totaled $28.6 million, which included $20.0 million of capital expenditures for utility operations and $8.6 million of capital expenditures for the Elm Road Units.

Credit Ratings

MGE Energy's and MGE's access to the capital markets, including, in the case of MGE, the commercial paper market, and their respective financing costs in those markets, may depend on the credit ratings of the entity that is accessing the capital markets.

None of MGE Energy's or MGE's borrowings are subject to default or prepayment as a result of a downgrading of credit ratings, although a downgrading of MGE's credit ratings could increase fees and interest charges under both MGE Energy's and MGE's credit agreements.

The disclosures contained under this "Credit Ratings" section supersede and replace the disclosures contained under (i) "Liquidity and Capital Resources - MGE Energy's and MGE's Capital Requirements" (other than the first paragraph thereof) in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in MGE Energy's and MGE's quarterly report on Form 10-Q for the quarter ended March 31, 2010, and (ii) "Liquidity and Capital Resources - Financing Activities - Credit Ratings" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in MGE Energy's and MGE's annual report on Form 10-K for the year ended December 31, 2009.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2010. Further discussion of environmental matters is included in MGE Energy's and MGE's 2009 Annual Report on Form 10-K.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (28%) of MGE's net generating capability. Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia and may affect those expenditures at other MGE generating facilities. In April 2009, the Columbia owners requested authorization from the PSCW for an emissions reduction project as a result of an environmental initiative. A decision from the PSCW is currently expected in the third quarter of 2010. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL (the operator and permit holder) for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. The EPA order gave the WDNR 90 days to address the objections and take action on the September 2008 operating permit. On March 22, 2010, the WDNR gave notice to WPL that they intend to initiate an operating permit revision in response to the EPA's order. In July 2010, MGE received a copy of a NOI letter filed by a citizen group against the EPA based on what the group feels is an unreasonable delay in the EPA performing its duties related to the granting or denial of the Columbia air permit. Specifically, the citizen group alleges that because the WDNR has not acted on the EPA's order within 90 days, the EPA must now act on the permit. MGE is unable to predict what action, if any, the WDNR may take on the permit. In addition, MGE is reviewing the allegations of the citizen group NOI to sue the EPA and is currently unable to predict the outcome of this matter.

Notice of Intent/Notice of Violation

In October 2009, the Sierra Club provided notice of its intent to file a civil lawsuit (NOI) against the owners and operator of Columbia for alleged violations of the Clean Air Act (CAA). Among other things, this notice alleges the failure to obtain necessary air permits and implement necessary emission controls associated with activities undertaken at Columbia from approximately 2000 through 2005.

In December 2009, the EPA sent a Notice of Violation (NOV) to the owners and operator of Columbia. The NOV alleges that the owners and operator failed to comply with appropriate pre-construction review and permitting requirements of the New Source Review (NSR) program, and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP).

If the EPA and/or Sierra Club successfully prove their claims, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day (for all joint owners) for each violation and/or complete actions for injunctive relief. In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. Provisions contained in settlements or court-ordered remedies for other utilities with similar alleged violations required, for example, the installation of pollution control technology, changed operating conditions (including use of alternative fuels, caps on emissions, retirement of generating units), other supplemental environmental projects, and payment of stipulated fines. Should similar remedies be required for final resolution of these matters at Columbia, MGE would incur additional capital and operating expenditures.

WPL, the plant operator and permit holder, has informed MGE that it is in the process of evaluating the allegations and is unable to predict their impact on Columbia's finances or operations at this time, but believes that an adverse outcome could be significant. WPL has also informed MGE that the current intent is to defend against these actions because WPL believes the projects in question were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. Nevertheless, the owners are actively exploring settlement options with the EPA and the Sierra Club while simultaneously defending against these allegations. MGE has not recognized any related loss contingency amounts as of June 30, 2010.

Air quality

Air quality regulations promulgated by the EPA and the WDNR in accordance with the CAA and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives, including the proposed Transport Rule, maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, are expected to result in additional operating and capital expenditure costs for electric generating units.

EPA's Proposed Transport Rule (To Replace the Clean Air Interstate Rule (CAIR))

On July 6, 2010, the EPA issued a proposed initial rule called the "Transport Rule" designed to address ozone and fine particulate air pollution from 31 states in the eastern portion of the United States. The 31 states will need to reduce NOx and SO2 air emissions, which are "pre-cursors" or cause the formation of particulate matter and/or ozone pollution. The proposed rule includes the EPA's preferred option and two alternative approaches to reducing emissions and the EPA is seeking comments on these approaches. The EPA's preferred option uses state emissions budgets and intrastate allowance trading (limited interstate trading will be allowed) to achieve reductions in NOx and SO2. The first alternative does not allow any interstate allowance trading and the second alternative does not permit either interstate or intrastate trading, but specifies allowable emission limits for each power plant. In addition, the EPA will require Federal Implementation Plans for those states that significantly contribute to nonattainment or maintaining attainment in neighboring states. Under the proposed rule, states are divided into three categories: (1) those contributing to particulate matter pollution, (2) those contributing to ozone pollution, and (3) those contributing to both. Wisconsin has been identified as a state contributing to particulate matter only and thus will need to control annual SO2 and NOx emissions, but will not need to control ozone-season NOx. MGE has not been able to assess the full impacts to our power plants at this time. However, we do expect that our power plants will be affected and we will need to either secure allowances or implement strategies to reduce NOx and SO2 emissions. The EPA is targeting 2012 for implementation of the Transport Rule.

National Ambient Air Quality Standards

Ozone NAAQS

On January 6, 2010, the EPA published a proposed rule reconsidering the March 12, 2008 8-hour ozone standard. In this proposed rule, the EPA states their intent to revise both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards and indicates that they will set an 8-hour ambient ozone standard between 0.060-0.070 parts per million (ppm). The EPA further indicates that they will set a secondary standard of 7-15 ppm-hours measured on a weighted average over a three-month period during the ozone season. These proposed standards have the potential to put several counties in Wisconsin, including ones where MGE has electric generation, in nonattainment. A nonattainment designation may increase capital or operating costs at MGE facilities. A final rule is expected in August 2010, with designation recommendations due to the EPA by January 2011 based on 2008 through 2010 monitoring data.

Nitrogen Dioxide NAAQS

On January 22, 2010, the EPA revised its primary Nitrogen Dioxide (NO2) NAAQS. The current annual primary NO2 standard remains, while a one-hour 100 parts per billion (ppb) standard has been added that focuses on near-roadway exposures to NO2. The EPA expects the states to submit initial recommendations for nonattainment areas by January 2011 using 2008-2010 data. The EPA plans to make final attainment and nonattainment designations by January 2012. The EPA has not changed the secondary NAAQS for NO2, but intends to address potential changes as part of a secondary review. It is unclear at this time how MGE's power plants would be affected by this proposed revision. As of April 12, 2010, any facility's permit renewal or revision application will need to model potential emissions of NO2. Failure to meet thresholds may require a permit applicant to incur capital or operational costs. MGE's Blount permit renewal application is due in the fall of 2011 and MGE will be conducting this NO2 modeling as part of this renewal process.

Sulfur Dioxide NAAQS

On June 22, 2010, the EPA finalized its revised Sulfur Dioxide NAAQS. The standard has been revised to include a 1-hour standard and remove an annual and 24-hour standard. States are expected to make attainment/nonattainment designations in 2011; however, the ability to designate will be contingent on many steps being in place including modifying and/or adding monitoring sites to many counties, including the counties in which MGE has power plants. Although the rule is final, it is difficult to assess impact on MGE at this time due to the lack of monitoring data and monitoring sites. MGE will continue to evaluate this rule as more information is available in Wisconsin.

Global climate change

MGE produces GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. However, the financial consequences of this compliance cannot be determined until final legislation and/or regulations are passed. MGE management would expect to seek and receive rate recovery of such compliance costs, yet the probability and specific impact of such regulation cannot be reasonably estimated at this time. MGE will continue to monitor proposed climate change legislation and regulation. MGE is already addressing GHG emissions through voluntary actions.

EPA's Determination of Endangerment from Greenhouse Gases

On December 15, 2009, the EPA finalized a finding that six greenhouse gases (GHGs), when emitted from new motor vehicles and new motor vehicle engines, contribute to greenhouse gas air pollution and endanger public health and welfare under CAA Section 202(a). This endangerment finding allowed for the creation of emission standards of GHGs from mobile sources, which were finalized by the EPA on March 31, 2010. Now that GHG emissions are regulated under the Clean Air Act, stationary source emissions of GHGs may be regulated as well, such as from electric generating utilities. MGE is already addressing its GHGs through voluntary actions, and MGE will continue to monitor proposed GHG legislation and regulatory developments.

EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

On May 13, 2010, the EPA released its final Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas (GHG) "Tailoring Rule." The EPA introduced the Tailoring Rule to address the regulation of stationary sources for GHG emissions. Through this Tailoring Rule the regulation of GHGs will be accomplished using EPA's two principal stationary source permitting programs: The pre-construction permitting and the operations permitting (Title V).

The EPA's Tailoring Rule has been designed to "phase in" facilities subject to PSD or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). Beginning in 2011 sources that trigger PSD or Title V permitting requirements based on other, non-GHG emissions will also need to meet PSD or Title V permitting requirements if they exceed 75,000 tons of CO2 equivalents. By 2013 the EPA will require any facilities with emissions above 100,000 tons to meet their respective PSD and/or Title V requirements. By 2016 it is expected that any new or modified facility with emissions of 50,000 tons of CO2 equivalents per year will be subject to the rule. It is understood that PSD requirements for new or modified sources include the requirement that a plant meet Best Available Control Technology (BACT) requirements for any emissions that trigger PSD. The EPA has not provided guidelines on what may be considered BACT. MGE facilities may become subject to this rule if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD.

Proposed Climate Change Legislation

On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (ACESA). The proposed legislation has several titles that would collectively impact virtually all aspects of the economy, including electric and natural gas utilities.

The U.S. Senate is also considering similar legislation. Any legislation passed by the Senate would need to be reconciled with the House legislation and signed by the President before it would become law.

The State of Wisconsin continues to consider GHG reductions through the implementation of recommendations made by Governor Doyle's Global Warming Task Force (July 2008 report). MGE participated as an active member of the Task Force. A number of state administrative proceedings have been commenced to implement some of the recommendations. Proposed Wisconsin legislation, known as "the Clean Energy Jobs Act," was introduced to address some of the recommendations, including increases in energy efficiency efforts and renewable energy portfolio standards, but the bill was not enacted. See Part I, Item 1. Business, "Environmental - Global Climate Change" in our 2009 Form 10-K annual report for additional information regarding the Task Force recommendations and the proposed legislation.

In addition, Wisconsin signed on to the Midwestern GHG Reduction Accord - an accord designed to develop a Midwestern GHG reduction program. Actions taken to adopt the Accord provisions in Wisconsin would require additional implementing action within the state.

Water quality

MGE is subject to water quality regulations issued by the WDNR. These regulations include discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies under compliance schedules established under the Federal Water Pollution Control Act. The WDNR has published categorical regulations for chemical and thermal discharges from electric-steam generating plants. The regulations limit discharges from MGE's plants into Lake Monona and other Wisconsin waters.

WPDES Thermal Discharge Rule

The WDNR has promulgated new rules to regulate thermal effluent discharges from point sources in Wisconsin. The Wisconsin Natural Resources Board adopted these rules on January 27, 2010, and they have been approved by the Wisconsin legislature. The rules have not been published in the Wisconsin Administrative Code but they are expected to come into effect on October 1, 2010. Any WPDES permit issued after October 1, 2010, will need to meet the revised rule requirements. The proposed rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. MGE is currently evaluating compliance options. While dischargers can apply for variances, MGE may incur additional capital expenditures, such as equipment upgrades at Blount and Columbia, if the variances are not granted. Costs at Blount have not been fully determined, however, capital expenditures may include cooling towers, which in past analyses have been shown to be cost prohibitive. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect WCCF or the Elm Road Units to be effected by these rules.

WPDES Phosphorus Nutrient Standards

The WDNR is in the process of developing water quality standards for phosphorus in streams, rivers, and inland lakes, including effluent limitations for dischargers. According to the draft rules, effluent limitations for dischargers of phosphorus will be calculated based on the applicable phosphorus criteria of the receiving water, and will be concentration and mass based. Blount and WCCF both currently discharge phosphorus under their WPDES permits, and it is likely both facilities will have additional or more stringent phosphorus limitations added to their permits. It is unknown what the limitations may be at this time, as the WDNR will calculate the limits based on the status of the receiving water and will take into account all dischargers of phosphorus into each receiving water before setting individual permit limits. Public hearings were held in April 2010, with final approval of the rules expected in August 2010. The Blount WPDES permit renewal application is due fall of 2010, and may require the inclusion of the new phosphorus limits if the rules are finalized. Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

WPDES Mercury Discharge Limit

WPDES permit holders in certain industries, including coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits then they must apply for a variance as part of their next permit renewal with the WDNR. MGE will be applying for a variance for Blount as part of its permit renewal, which is due fall of 2010. If the variance is not approved, MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed (in the spring of 2011). Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing mercury limits will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

Solid waste

Potential Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, that regulates coal combustion byproducts from the electric generating sector. The proposed regulations may require new or additional monitoring of storage sites, may re-classify ash waste, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations. It is not possible to estimate the potential costs associated with the implementation of any of these initiatives at this time.

Hazardous Materials

On April 7, 2010, the EPA published an Advanced Notice of Proposed Rulemaking (ANPR) for the additional regulation of polychlorinated biphenyls (PCBs). The EPA has indicated that they intend to reassess the use, distribution, marking, and storage for reuse of liquid PCBs in electric and nonelectric equipment. The rule developed as a result of this ANPR may require a phase-out of PCBs in electrical and nonelectrical equipment. MGE has electrical equipment that contains liquid PCBs so any rule that is developed has a potential to affect our capital or operational cost. We will not know the extent, however, until any rule is finalized.

Blount Station

In 2006, MGE announced a plan, subject to certain conditions, that includes discontinuing coal use by the end of 2011 at Blount. The original plan contemplated that the plant would continue to run on natural gas but would be reduced from its current approximate 190 MW capacity to 100 MW when coal burning is discontinued. MGE determined that certain employee positions would be eliminated as a result of this exit plan.

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

In January 2010, MGE announced it will change its primary fuel at Blount from coal to natural gas. Coal will become the secondary fuel at Blount. This switch to natural gas as a primary fuel occurred in March 2010. As a result of this change, certain employee positions were eliminated and severance benefits in 2010 totaled $0.5 million. These severance benefits were accelerated into 2010 from 2011, but are expected to be offset by lower payroll charges in 2010.

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. Estimated benefits expected to be paid are as follows: $0.3 million in 2012 and $0.4 million in 2013. MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges, in 2012 and 2013, for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

Other Regulatory Matters

Rate filing

On April 22, 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase cover costs for MGE's share of the Elm Road Units, new environmental equipment at Columbia and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

New Accounting Principles

See Footnote 16 for discussion of new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

MGE Energy and MGE are potentially exposed to market risk associated with interest rates, commodity prices, weather, and equity returns. MGE currently has no exposure to foreign currency risk. MGE manages some risk exposure through risk management policies and the use of derivative instruments. MGE's risk management policy prohibits speculative trading transactions. The recent uncertainty in the capital and credit markets has adversely affected the United States and global economies. Additional detail can be found in the Management Discussion and Analysis section of MGE Energy's and MGE's 2009 Annual Report on Form 10-K under "Recent Developments in the Capital and Credit Markets."

Weather Risk

MGE's sales forecasts, used to establish rates, are set by the PSCW based upon estimated temperatures, which approximate 20-year historical averages. MGE's electric revenues are sensitive to the summer cooling season and, to some extent, to the winter heating season. A significant portion of MGE's gas system demand is driven by heating. MGE's gas and electric revenues are collected under a combination of fixed and volumetric rates set by the PSCW based on "normal weather." As a result of weather-sensitive demand and volumetric rates, a portion of MGE's revenue is at risk. MGE may use weather derivatives, pursuant to its risk management program, to reduce the impact of weather volatility.

MGE may also be impacted by extreme weather conditions. Such conditions may restrict the operation of, or may damage, operating assets or may negatively impact the price of commodity and other costs.

A summary of actual weather information in the utility segment's service territory during the three and six months ended June 30, 2010, as measured by degree days, may be found in results of operations in this Report.

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

Under the electric fuel rules, MGE would be required to make a refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the 2% bandwidth. For 2010, fuel and purchased power costs included in MGE's base fuel rates are $102.0 million. See Footnote 14.b. for additional information. MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged is two years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At June 30, 2010, the fair value of these instruments exceeded their cost basis by $0.5 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Until thresholds have been achieved, ratepayers receive 100% of the benefits or loss from these deals. If certain thresholds are achieved, MGE shareholders have the ability to receive 40% of the benefits or loss from these deals whereas ratepayers have the ability to receive 60% of the benefits or loss from these deals. At June 30, 2010, none of these instruments were outstanding.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at June 30, 2010, reflects a loss position of $17.9 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plans trusts' assets have decreased in value by approximately 3.6% during the six months ended June 30, 2010.

Regulatory Recovery Risk

MGE's electric operations burn natural gas in several of its peak power plants or as supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears significant regulatory risk for the recovery of such fuel and purchased power costs when costs are higher than the base rate established in its current rate structure.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2010, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2009, no one customer constituted more than 9% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the second quarter of 2010, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2010, MGE Energy's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2010, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the second quarter of 2010, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of June 30, 2010, MGE's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2010, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and MGE from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business. While MGE Energy and MGE are unable to predict the outcome of these matters, management does not believe, based upon currently available facts, that the ultimate resolution of any of such proceedings would have a material adverse effect on their overall financial condition or results of operations except as disclosed in MGE Energy's and MGE's 2009 Annual Report on Form 10-K.

Also see Footnote 9a and 9c for a description of several proceedings involving MGE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2010	48,345	$36.13	-	-
May 1-31, 2010	26,370	36.83	-	-
June 1-30, 2010	91,910	35.56	-	-
Total	166,625	$35.93	-	-

*Under the Stock Plan, common stock shares deliverable to plan participants may be either newly issued shares or shares purchased on the open market, as determined from time to time by MGE Energy. In June 2009, MGE Energy switched to using open market purchases to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specified maximum number of shares to be repurchased and no specified termination date for the repurchases. All shares issued through the Stock Plan, whether newly issued or reissued following open market purchases, are issued and sold pursuant to a registration statement that was filed with the SEC and is currently effective.

Item 6. Exhibits.

10.1

Credit Agreement dated as of July 30, 2010, among MGE Energy, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2

Credit Agreement dated as of July 30, 2010, among Madison Gas and Electric Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: August 5, 2010	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2010	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 5, 2010	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2010	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)