Form 10-Q
period 2010-09-30
MADISON GAS & ELECTRIC CO
filed 2010-11-04
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2010

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of October 29, 2010
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

13

Notes to Consolidated Financial Statements (unaudited)

13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

37

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

58

Item 4. Controls and Procedures.

61

Item 4T. Controls and Procedures.

61

PART II. OTHER INFORMATION.

62

Item 1. Legal Proceedings.

62

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

62

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

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents also are available to the public from commercial document retrieval services, the Web site maintained by the SEC at http://www.sec.gov, MGE Energy's Web site at http://www.mgeenergy.com, and MGE's Web site at http://www.mge.com. Copies may be obtained from our Web sites free of charge. Information contained on MGE Energy's and MGE's Web sites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

ACESA	American Clean Energy and Security Act of 2009
AFUDC	Allowance for funds used during construction
ANPR	Advanced Notice of Proposed Rulemaking
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
ATC	American Transmission Company, LLC
BACT	Best available control technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
DOE	U.S. Department of Energy
Dth	Dekatherms
Elm Road Units	Elm Road Generating Station
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GCIM	Gas cost incentive mechanism
GHG	Greenhouse gas
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICR	Information Collection Request
IRS	Internal Revenue Service
kWh	Kilowatt-hour
MACT	Maximum available control technology
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National ambient air quality standard
NO2	Nitrogen dioxide
NOx	Nitrogen oxides
NOI	Notice of Intent
NOV	Notice of Violation
NSPS	New source performance standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OPRB	Other postretirement benefits
PCBs	Polychlorinated biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PPA	Purchased power agreement
ppb	Parts per billion
ppm	Parts per million
PPACA	Patient Protection and Affordable Care Act
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SF6	Sulfur Hexafluoride
SIP	State Implementation Plan
SO2	Sulfur dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin-Madison
VIE	Variable interest entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Regulated revenues	$127,243	$106,878	$393,512	$391,056
Nonregulated revenues	695	2,419	3,151	6,941
Total Operating Revenues	127,938	109,297	396,663	397,997

Operating Expenses:
Fuel for electric generation	12,622	9,917	31,765	27,220
Purchased power	18,603	22,736	56,537	68,512
Cost of gas sold	8,300	5,876	70,776	88,456
Other operations and maintenance	40,403	34,920	120,126	107,650
Depreciation and amortization	9,560	10,360	28,263	30,559
Other general taxes	4,098	4,379	12,947	13,481
Total Operating Expenses	93,586	88,188	320,414	335,878
Operating Income	34,352	21,109	76,249	62,119

Other income, net	2,646	2,004	9,314	6,017
Interest expense, net	(4,099)	(3,417)	(12,052)	(10,172)
Income before income taxes	32,899	19,696	73,511	57,964
Income tax provision	(12,990)	(6,974)	(27,790)	(20,397)
Net Income	$19,909	$12,722	$45,721	$37,567

Earnings per Share of Common Stock (basic and diluted)	$0.86	$0.55	$1.98	$1.63

Dividends per share of common stock	$0.375	$0.368	$1.112	$1.092

Average Shares Outstanding (basic and diluted)	23,114	23,114	23,114	23,055

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income	$45,721	$37,567
Items not affecting cash:
Depreciation and amortization	28,263	30,559
Deferred income taxes	9,229	1,756
Provision for doubtful accounts receivable	1,785	2,552
AFUDC - equity funds	(222)	(356)
Employee benefit plan expenses	9,068	5,558
Equity earnings in ATC	(6,374)	(6,112)
Gain on sale of property	(3,129)	(69)
Other items	1,870	1,662
Changes in working capital:
Decrease in current assets	27,514	56,764
Decrease in current liabilities	(10,639)	(20,672)
Dividend income from ATC	5,000	4,656
Cash contributions to pension and other postretirement plans	(15,333)	(12,811)
Other noncurrent items, net	4,627	3,176
Cash Provided by Operating Activities	97,380	104,230

Investing Activities:
Capital expenditures	(43,236)	(54,062)
Capital contributions to investments	(583)	(2,586)
Proceeds from sale of property	3,334	82
Other	(249)	(1,396)
Cash Used for Investing Activities	(40,734)	(57,962)

Financing Activities:
Issuance of common stock	-	6,275
Cash dividends paid on common stock	(25,700)	(25,178)
Repayment of long-term debt	(1,111)	-
Decrease in short-term debt, net	(16,000)	(24,500)
Other	(1,008)	51
Cash Used for Financing Activities	(43,819)	(43,352)

Change in Cash and Cash Equivalents	12,827	2,916
Cash and cash equivalents at beginning of period	4,704	4,106
Cash and cash equivalents at end of period	$17,531	$7,022

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30, 2010	December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$17,531	$4,704
Receivable - margin account	2,445	3,495
Accounts receivable, less reserves of $3,638 and $3,701, respectively	31,846	35,309
Other accounts receivable, less reserves of $615 and $541, respectively	4,941	3,041
Unbilled revenues	18,289	29,179
Materials and supplies, at average cost	17,939	15,931
Fossil fuel	8,290	7,870
Stored natural gas, at average cost	27,474	27,193
Prepaid taxes	11,009	30,036
Regulatory assets - current	2,914	-
Other current assets	7,665	8,323
Total Current Assets	150,343	165,081
Other long-term receivables	2,556	2,928
Regulatory assets	115,202	113,375
Other deferred assets and other	7,921	7,282
Property, Plant, and Equipment:
Property, Plant, and Equipment, Net	854,038	719,797
Construction work in progress	102,046	219,967
Total Property, Plant, and Equipment	956,084	939,764
Investments	55,154	53,455
Total Assets	$1,287,260	$1,281,885

LIABILITIES AND CAPITALIZATION

Current Liabilities:
Long-term debt due within one year	$1,667	$1,528
Short-term debt	48,500	64,500
Accounts payable	21,996	35,839
Accrued interest and taxes	10,787	4,028
Deferred income taxes	1,003	2
Other current liabilities	18,454	21,241
Total Current Liabilities	102,407	127,138
Other Credits:
Deferred income taxes	147,924	139,850
Investment tax credit - deferred	2,159	2,394
Regulatory liabilities	21,840	18,477
Accrued pension and other postretirement benefits	115,387	122,946
Other deferred liabilities and other	56,059	48,343
Total Other Credits	343,369	332,010
Capitalization:
Common shareholders' equity	521,745	501,795
Long-term debt	319,739	320,942
Total Capitalization	841,484	822,737
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,287,260	$1,281,885

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Equity (unaudited)

(In thousands, except per-share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Value

Beginning balance - Dec. 31, 2008	22,905	$22,905	$310,202	$144,904	$191	$478,202
Net income				37,567		37,567
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $27 tax					(41)	(41)
Common stock dividends declared ($1.092 per share)				(25,178)		(25,178)
Common stock issued, net	209	209	6,066			6,275
Ending Balance - Sept. 30, 2009	23,114	$23,114	$316,268	$157,293	$150	$496,825

Beginning balance - Dec. 31, 2009	23,114	$23,114	$316,268	$162,208	$205	$501,795
Net income				45,721		45,721
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $48 tax					(71)	(71)
Common stock dividends declared ($1.112 per share)				(25,700)		(25,700)
Ending Balance - Sept. 30, 2010	23,114	$23,114	$316,268	$182,229	$134	$521,745

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Regulated electric revenues	$109,849	$91,734	$279,281	$253,059
Regulated gas revenues	17,394	15,144	114,231	137,997
Nonregulated revenues	695	2,419	3,151	6,941
Total Operating Revenues	127,938	109,297	396,663	397,997

Operating Expenses:
Fuel for electric generation	12,622	9,917	31,765	27,220
Purchased power	18,603	22,736	56,537	68,512
Cost of gas sold	8,300	5,876	70,776	88,456
Other operations and maintenance	40,147	34,805	119,522	107,060
Depreciation and amortization	9,560	10,360	28,263	30,559
Other general taxes	4,098	4,379	12,947	13,481
Income tax provision	11,993	5,947	24,096	17,287
Total Operating Expenses	105,323	94,020	343,906	352,575
Operating Income	22,615	15,277	52,757	45,422

Other Income and Deductions:
AFUDC - equity funds	97	129	222	356
Equity earnings in ATC	2,092	2,110	6,374	6,112
Income tax provision	(1,117)	(796)	(3,894)	(2,508)
Other (deductions) income, net	461	(198)	2,716	(406)
Total Other Income and Deductions	1,533	1,245	5,418	3,554
Income before interest expense	24,148	16,522	58,175	48,976

Interest Expense:
Interest on long-term debt	4,755	4,104	14,028	12,313
Other interest, net	(670)	61	(1,815)	93
AFUDC - borrowed funds	(38)	(52)	(87)	(146)
Net Interest Expense	4,047	4,113	12,126	12,260
Net Income	$20,101	$12,409	$46,049	$36,716
Less: Net Income Attributable to Noncontrolling Interest, net of tax	(5,108)	(3,567)	(15,104)	(10,427)
Net Income Attributable to MGE	$14,993	$8,842	$30,945	$26,289

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income	$46,049	$36,716
Items not affecting cash:
Depreciation and amortization	28,263	30,559
Deferred income taxes	9,239	1,756
Provision for doubtful accounts receivable	1,785	2,552
AFUDC - equity funds	(222)	(356)
Employee benefit plan expenses	9,068	5,558
Equity earnings in ATC	(6,374)	(6,112)
Gain on sale of property	(3,129)	(69)
Other items	2,271	2,124
Changes in working capital:
Decrease in current assets	19,201	58,005
Decrease in current liabilities	(1,127)	(18,919)
Dividend income from ATC	5,000	4,656
Cash contributions to pension and other postretirement plans	(15,333)	(12,811)
Other noncurrent items, net	2,532	3,217
Cash Provided by Operating Activities	97,223	106,876

Investing Activities:
Capital expenditures	(43,236)	(54,062)
Capital contributions to investments	(533)	(2,486)
Proceeds from sale of property	3,334	82
Other	8	(188)
Cash Used for Investing Activities	(40,427)	(56,654)

Financing Activities:
Cash dividends paid to parent by MGE	(19,553)	(12,839)
Distributions to parent from noncontrolling interest	(50,293)	(8,031)
Equity contributions received by noncontrolling interest	533	2,486
Affiliate financing of Elm Road	(4,193)	2,528
Repayment of long-term debt	(1,111)	-
Issuance of long-term debt	50,000	-
Decrease in short-term debt, net	(19,000)	(31,000)
Other	(850)	-
Cash Used for Financing Activities	(44,467)	(46,856)

Change in Cash and Cash Equivalents	12,329	3,366
Cash and cash equivalents at beginning of period	2,474	1,318
Cash and cash equivalents at end of period	$14,803	$4,684

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	September 30, 2010	December 31, 2009
Utility Plant (At Original Cost, in Service):
Electric	$833,448	$806,083
Gas	300,057	293,666
Nonregulated	231,896	110,022
Gross plant in service	1,365,401	1,209,771
Less accumulated provision for depreciation	(511,918)	(490,354)
Net plant in service	853,483	719,417
Construction work in progress	102,046	219,967
Total Utility Plant	955,529	939,384
Investment in ATC	53,562	51,656
Other investments	739	897
Total Investments	54,301	52,553
Current Assets:
Cash and cash equivalents	14,803	2,474
Receivable - margin account	2,445	3,495
Accounts receivable, less reserves of $3,638 and $3,701, respectively	31,846	35,279
Affiliate receivables	572	2,572
Other receivables, less reserves of $615 and $541, respectively	4,939	3,038
Unbilled revenues	18,289	29,179
Materials and supplies, at average cost	17,939	15,931
Fossil fuel	8,290	7,870
Stored natural gas, at average cost	27,474	27,193
Prepaid taxes	10,099	18,833
Regulatory assets - current	2,914	-
Other current assets	7,626	8,295
Total Current Assets	147,236	154,159
Other long-term receivables	1,892	2,149
Affiliate receivable long-term	7,546	5,972
Regulatory assets	115,202	113,375
Other deferred assets and other	6,314	5,963
Total Assets	$1,288,020	$1,273,555
CAPITALIZATION AND LIABILITIES
Equity:
Common stockholder's equity	$402,126	$390,782
Noncontrolling interest	144,287	178,943
Total Equity	546,413	569,725
Long-term debt	319,739	272,470
Total Capitalization	866,152	842,195
Current Liabilities:
Long-term debt - due within one year	1,667	-
Short-term debt - commercial paper	14,500	33,500
Accounts payable	21,995	35,826
Affiliate payables	24	4,217
Accrued interest and taxes	22,424	6,125
Accrued payroll related items	8,530	7,870
Deferred income taxes	1,003	2
Other current liabilities	9,687	13,174
Total Current Liabilities	79,830	100,714
Other Credits:
Deferred income taxes	146,591	138,486
Investment tax credit - deferred	2,159	2,394
Regulatory liabilities	21,840	18,477
Accrued pension and other postretirement benefits	115,387	122,946
Other deferred liabilities and other	56,061	48,343
Total Other Credits	342,038	330,646
Commitments and contingencies (see Footnote 9)	-	-
Total Capitalization and Liabilities	$1,288,020	$1,273,555

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Equity (unaudited)

(In thousands)

	MGE					Non- controlling Interest	Total
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)
	Shares	Value

Beginning balance - Dec. 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157	$548,410
Net income				26,289		10,427	36,716
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $42 tax					(63)		(63)
Cash dividends paid to parent by MGE				(12,839)			(12,839)
Equity contribution received by noncontrolling interest						2,486	2,486
Distributions to parent from noncontrolling interest						(8,031)	(8,031)
Ending balance - Sept. 30, 2009	17,348	$17,348	$192,417	$177,804	$71	$179,039	$566,679

Beginning balance - Dec. 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943	$569,725
Net income				30,945		15,104	46,049
Other comprehensive income/(loss):
Net unrealized loss on investments, net of $32 tax					(48)		(48)
Cash dividends paid to parent by MGE				(19,553)			(19,553)
Equity contribution received by noncontrolling interest						533	533
Distributions to parent from noncontrolling interest						(50,293)	(50,293)
Ending balance - Sept. 30, 2010	17,348	$17,348	$192,417	$192,297	$64	$144,287	$546,413

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2010

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

The accompanying consolidated financial statements as of September 30, 2010, and for the three and nine months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2009 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 70 through 116 of the 2009 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

Since June 1, 2009, MGE Energy has been purchasing stock in the open market for issuance pursuant to its Stock Plan rather than issuing new shares.

All MGE Energy common stock shares issued under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy may issue new shares of its common stock through the Stock Plan. For the nine months ended September 30, 2010, MGE Energy did not issue any new shares of common stock under the Stock Plan. However, for the nine months ended September 30, 2009, MGE Energy issued 209,065 new shares of common stock under the Stock Plan for net proceeds of $6.3 million.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not have any dilutive securities.

c.

Secured Debt - MGE Energy and MGE.

On February 4, 2010, MGE Power Elm Road issued $50 million of 5.04% senior secured notes due February 3, 2040. MGE Power Elm Road distributed the net proceeds from the sale of notes to MGE Energy, which used that distribution to repay existing short-term indebtedness, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, which commenced on February 25, 2010, and continue until maturity. The principal payments are level over the life of the notes, for an effective average life of 15 years. The Note Purchase Agreement requires MGE Power Elm Road to maintain a debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. As of September 30, 2010, MGE Power Elm Road is in compliance with the covenant requirements.

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

On July 30, 2010, MGE entered into a Credit Agreement dated as of July 30, 2010, with the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, providing MGE with a $75 million revolving credit facility. That facility replaced MGE's existing Amended and Restated Credit Agreement dated as of December 21, 2005, as amended, which was scheduled to expire on December 21, 2010, and which was terminated on July 30, 2010. The new revolving credit facility will expire on July 30, 2013. On August 27, 2010, MGE entered into an amendment that requires MGE to have a period of at least one day, during any 364-day period, on which the principal amount of all outstanding loans thereunder shall be zero.

The new facilities require the respective borrower to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. As of September 30, 2010, MGE Energy and MGE are in compliance with the covenant requirements.

3.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
MGE Energy
Net income	$19,909	$12,722	$45,721	$37,567
Unrealized gain (loss) on available-for-sale securities, net of tax ($6 and $1, and $48 and $27)	9	(1)	(71)	(41)
Total comprehensive income	$19,918	$12,721	$45,650	$37,526

MGE
Net income	$20,101	$12,409	$46,049	$36,716
Unrealized gain (loss) on available-for-sale securities, net of tax ($2 and $5, and $32 and $42)	4	(7)	(48)	(63)
Total comprehensive income	$20,105	$12,402	$46,001	$36,653
Less: Comprehensive income attributable to noncontrolling interest	(5,108)	(3,567)	(15,104)	(10,427)
Comprehensive income attributable to MGE	$14,997	$8,835	$30,897	$26,226

4.

Investments - MGE Energy and MGE.

a.

Investment in ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco, through MGE, has a seat on the Board of Directors of ATC. Due to MGE Transco's ability to exercise significant control over management activities, MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the nine months ended September 30, 2010 and 2009, MGE Transco recorded equity earnings from the investment in ATC of $6.4 million (pretax) and $6.1 million (pretax), respectively. Dividend income received from ATC was $5.0 million and $4.7 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, MGE Transco made capital contributions of $0.5 million and $2.5 million, respectively.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax). The transaction was approved by the PSCW.

At September 30, 2010, MGE is the majority owner and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and nine months ended September 30, 2010 and 2009, is as follows:

(In thousands)	2010	2009
Income statement data for the three months ended September 30
Operating revenues	$136,889	$132,288
Operating expenses	(59,732)	(58,743)
Other expense, net	(609)	(147)
Interest expense, net	(21,530)	(19,595)
Earnings before members' income taxes	$55,018	$53,803
MGE Energy's and MGE's equity earnings in ATC	$2,092	$2,110

Income statement data for the nine months ended September 30
Operating revenues	$414,046	$387,536
Operating expenses	(185,067)	(172,315)
Other expense, net	(1,428)	(276)
Interest expense, net	(63,361)	(57,513)
Earnings before members' income taxes	$164,190	$157,432
MGE Energy's and MGE's equity earnings in ATC	$6,374	$6,112

b.

Other Investments.

MGE Energy and MGE hold available for sale securities in both publicly traded and privately held companies. During the nine months ended September 30, 2010 and 2009, no investments were liquidated.

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

MGE Energy filed an application with its 2009 tax returns to change its tax method of accounting for repairs. This method change accelerated tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. At September 30, 2010, MGE Energy and MGE have an unrecognized tax benefit in the amount of $4.0 million for the tax uncertainty related to the change in tax method of accounting for repairs.

b.

Effective Tax Rate.

MGE Energy's effective income tax rates for the three and nine months ended September 30, 2010, are 39.5% and 37.8%, respectively, compared to 35.4% and 35.2% for the same periods in 2009; and MGE's effective income tax rate for the three and nine months ended September 30, 2010, are 39.5% and 37.8%, respectively, compared to 35.2% and 35.0% for the same periods in 2009. The increase in effective tax rate is, in part, attributable to a lower wind energy production tax credit and domestic manufacturing deduction.

c.

Medicare Part D Subsidy.

On March 23, 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. In connection with accounting for Income Taxes, companies are required to reflect the impact of the change in tax law in the period that includes the enactment date of March 23, 2010. MGE anticipates recovery in rates of the incremental tax expense as a result of the legislation. At September 30, 2010, MGE has a regulatory asset of $2.7 million representing the revenue requirement related to PPACA taxes payable, calculated at current statutory rates.

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

The estimated share of capital costs for MGE Power Elm Road's ownership interest in both units is approximately $180 million (excluding capitalized interest). At September 30, 2010, $121.9 million related to this project was placed in-service and $55.0 million (excluding capitalized interest) related to this project is reflected in the construction work in progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE Power Elm Road calculates capitalized interest on the Elm Road Units until their respective in-service dates. At September 30, 2010, MGE Power Elm Road recorded a total of $16.2 million in capitalized interest related to the Elm Road Units.

MGE Power Elm Road's interest in the portion of the Elm Road Units in service and the related accumulated depreciation reserves at September 30, 2010, were as follows:

(In thousands)	September 30, 2010
Nonregulated plant	$121,905
Accumulated depreciation	(1,801)
Net plant	$120,104

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

Based on the nature and terms of the contractual arrangements, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road and therefore holds a variable interest in MGE Power Elm Road, even though it has no equity interest in MGE Power Elm Road. MGE Energy and MGE consolidate VIEs for which they are the primary beneficiary. MGE has the power to direct the activities that most significantly impact the Elm Road Units' economic performance and is also the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary. Accordingly, MGE Power Elm Road has been consolidated in the financial statements of MGE.

MGE Energy's share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest.

c.

Nonregulated Revenues.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the generating units. MGE estimates that the total carrying costs on the Elm Road project will be approximately $60.4 million. This estimate is subject to change based on changes in interest rates, timing of capital expenditures, and the total project cost.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, MGE estimates that $16.4 million relates to the capitalized interest and the debt portion of the facility. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $44.0 million is estimated to represent the equity portion and is being recognized over the period allowed for recovery in rates.

During 2010, MGE will recover $16.5 million in electric rates for costs associated with the Elm Road Units. Of this amount, $5.1 million relates to carrying costs. For the nine months ended September 30, 2010, $3.8 million related to the carrying costs were recovered in rates. Of this amount, $0.7 million relates to the debt portion of the facility and was deferred on the consolidated financial statements of MGE Energy and MGE. Since February 2, 2010, when the Elm Road Unit 1 was placed in-service, $0.1 million of the debt portion was recognized. The remaining $1.8 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE. Furthermore, an additional $0.9 million was recognized as a true-up of equity during the nine months ended September 30, 2010.

7.

Pension and Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2010 and 2009. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During the three and nine months ended September 30, 2010, $0.7 million and $2.0 million, respectively, has been recovered in rates.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,469	$1,349	$4,406	$3,996
Interest cost	2,912	2,970	8,734	8,801
Expected return on assets	(2,848)	(2,293)	(8,541)	(6,793)
Amortization of:
Transition obligation	-	36	-	106
Prior service cost	106	110	318	327
Actuarial loss	839	1,207	2,517	3,575
Net periodic benefit cost	$2,478	$3,379	$7,434	$10,012

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$463	$436	$1,389	$1,307
Interest cost	948	886	2,844	2,659
Expected return on assets	(296)	(208)	(888)	(625)
Amortization of:
Transition obligation	102	97	307	292
Prior service cost	27	65	80	196
Actuarial loss	106	153	316	459
Net periodic benefit cost	$1,350	$1,429	$4,048	$4,288

8.

Share-Based Compensation - MGE Energy and MGE.

The MGE Energy Board of Directors approved a Performance Unit Plan on December 15, 2006. Under that plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2007 through 2009, on January 15, 2010, 17,310 units were granted based on the MGE Energy closing stock price as of that date. These newly-granted units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the awards, including the outstanding awards granted in 2007 through 2009, has been subsequently re-measured at September 30, 2010, as required by applicable accounting principles. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon also using the graded vesting method.

During the nine months ended September 30, 2010 and 2009, MGE recorded $0.8 million and $0.7 million, respectively, in compensation expense as a result of this plan. No forfeitures or cash settlements occurred during the aforementioned periods. At September 30, 2010, $0.9 million of these awards were vested.

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

Solid waste

Lenz Oil Site

MGE is listed as a potentially responsible party for a site the EPA has placed on the national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires clean up under the Comprehensive Environmental Response, Compensation and Liability Act. A group of companies, including MGE, is currently working on cleaning up the site. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates. As of December 31, 2009, the EPA has agreed on a remedy for the Lenz Oil site. The remedy included a five-year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five-year implementation plan. At September 30, 2010, MGE's portion is less than $0.1 million.

Proposed Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, that regulates coal combustion byproducts from the electric generating sector. The proposed regulations may require new or additional monitoring of storage sites, may re-classify ash and other coal combustion byproducts, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations. It is not possible to estimate the potential costs associated with the implementation of any of these initiatives at this time.

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

WPDES Thermal Discharge Rule

WDNR rules to regulate thermal effluent discharges from point sources in Wisconsin became effective on October 1, 2010. Any WPDES permit issued after October 1, 2010, will need to meet the revised rule requirements. The rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. MGE submitted a thermal analysis with its most recent Blount WPDES permit application that showed thermal impacts within the acceptable limits of the rule. MGE is waiting to hear from the WDNR on their review of the analysis. If the WNDR does not concur with MGE's analysis additional studies could be required. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect WCCF or the Elm Road Units to be effected by these rules.

WPDES Phosphorus Nutrient Standards

The WDNR is in the process of developing water quality standards for phosphorus in streams, rivers, and inland lakes, including effluent limitations for dischargers. Blount and WCCF both currently discharge phosphorus under their WPDES permits, and it is likely both facilities may have phosphorus limitations added to their permits. It is unknown what the limitations may be at this time, as the WDNR will calculate the limits based on the status of the receiving water and will take into account all dischargers of phosphorus into each receiving water before setting individual permit limits. The rules will become effective following their publication in the Wisconsin Administrative Code. The Blount WPDES permit renewal application has been submitted to the WDNR. If the phosphorus rules become effective before Blount's WPDES renewal permit is issued (permit issuance is expected in the Spring of 2011) then the newly issued permit will likely include the new phosphorus limits. MGE will not know the full extent of this rule on our operations until the WNDR sets water body-specific and site-specific limits. Because of these uncertainties, we cannot estimate the effect that compliance with developing water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

WPDES Mercury Discharge Limit

WPDES permit holders in certain industries, including coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits then they must apply for a variance as part of their next permit renewal with the WDNR. MGE has applied for a mercury variance for Blount as part of its permit renewal, which was submitted in the fall of 2010. If the variance is not approved, MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed (in the spring of 2011). Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing mercury limits will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

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

Various initiatives, including the EPA's proposed Transport Rule, maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, may result in additional operating and capital expenditure costs for electric generating units.

EPA's Proposed Transport Rule (To Replace the Clean Air Interstate Rule (CAIR))

On July 6, 2010, the EPA issued a proposed initial rule called the "Transport Rule" designed to address ozone and fine particulate air pollution from 31 states in the eastern portion of the United States. The 31 states will need to reduce NOx and SO2 air emissions, which are "pre-cursors" or cause the formation of particulate matter and/or ozone pollution. The proposed rule includes the EPA's preferred option and two alternative approaches to reducing emissions and the EPA is seeking comments on these approaches. The EPA's preferred option uses state emissions budgets and intrastate allowance trading (limited interstate trading will be allowed) to achieve reductions in NOx and SO2. The first alternative does not allow any interstate allowance trading and the second alternative does not permit either interstate or intrastate trading, but specifies allowable emission limits for each power plant. In addition, the EPA will require Federal Implementation Plans for those states that significantly contribute to nonattainment or maintaining attainment in neighboring states. Under the proposed rule, states are divided into three categories: (1) those contributing to particulate matter pollution, (2) those contributing to ozone pollution, and (3) those contributing to both. Wisconsin has been identified as a state contributing to particulate matter only and thus will need to control annual SO2 and NOx emissions, but will not need to control ozone-season NOx. MGE is in the process of assessing the impacts that this rule will have on our generation fleet. We expect that our power plants will be affected and we will need either to secure allowances or to implement strategies to reduce NOx and SO2 emissions. The EPA is targeting 2012 for implementation of the Transport Rule.

Ozone NAAQS

On January 6, 2010, the EPA published a proposed rule reconsidering the March 12, 2008 8-hour ozone standard. In this proposed rule, the EPA states their intent to revise both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards. The proposed standards have the potential to put several counties in Wisconsin, including ones where MGE has electric generation, in nonattainment. A nonattainment designation may increase capital or operating costs at MGE facilities. The EPA had an August 31, 2010, target date for final action on this reconsideration. That date has passed with no action and the EPA has not announced a new target date. The proposed rule requires designation recommendations due to the EPA by January 2011 based on 2008 through 2010 monitoring data.

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

Sulfur Dioxide NAAQS

On June 22, 2010, the EPA finalized its revised Sulfur Dioxide NAAQS. The rule became effective on August 23, 2010. States are expected to make attainment/nonattainment designations in 2011; however, the ability to designate will be contingent on many steps being in place including modifying and/or adding monitoring sites to many counties, including the counties in which MGE has power plants. Despite the current steps that need to take place to make designations, any facility's PSD application will need to demonstrate compliance with SO2 NAAQS. It is difficult to assess impact on MGE at this time due to the lack of monitoring data and monitoring sites. MGE will continue to evaluate this rule as more information becomes available in Wisconsin.

MACT Standards for Electric Utilities

In late 2009, the EPA sent out an Information Collection Request (ICR) to hundreds of utilities across the United States that have coal and oil-burning electric generating units. The EPA has indicated that they will use the information collected from this ICR to assist in the development of electric generating unit MACT standards. Under this ICR, letters requesting information on pollution control equipment have been received in respect of Blount and Columbia. Elm Road is required to perform testing in addition to responding to the information requests. Facilities were required to provide data to the EPA in the first half of 2010. MGE submitted the ICR data for Blount on April 1, 2010. Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing MACT standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

EPA Rule on Greenhouse Gas Reporting

On September 22, 2009, the EPA issued its final mandatory greenhouse gas (GHG) reporting rule. Under the final rule, MGE will need to report on GHG emissions from its natural gas distribution system, its electric generating units subject to the EPA's Acid Rain Program and certain of its stationary combustion and electric units during 2010. MGE is collecting the data needed to file the required report on 2010 emissions by March 31, 2011. In 2010, the EPA has proposed additional GHG sources be added to this rule, including sulfur hexafluoride (SF6) and natural gas transport. We are currently evaluating this proposed rule and MGE may need to report on additional GHG sources in our 2011 emissions reporting.

EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

On May 13, 2010, the EPA released its final Prevention of Significant Deterioration (PSD) and Title V Greenhouse Gas "Tailoring Rule." The EPA introduced the Tailoring Rule to address the regulation of stationary sources for GHG emissions. Through this Tailoring Rule, the regulation of GHGs will be accomplished using the EPA's two principal stationary source permitting programs: The pre-construction permitting and the operations permitting (Title V).

The EPA's Tailoring Rule has been designed to "phase in" facilities subject to PSD or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). Beginning in 2011, sources that trigger PSD or Title V permitting requirements based on other, non-GHG emissions will also need to meet PSD or Title V permitting requirements if they exceed 75,000 tons of CO2 equivalents. By 2013, the EPA will require any facilities with emissions above 100,000 tons to meet their respective PSD and/or Title V requirements. By 2016, it is expected that any new or modified facility with emissions of 50,000 tons of CO2 equivalents per year will be subject to the rule. It is understood that PSD requirements for new or modified sources include the requirement that a plant meet Best Available Control Technology (BACT) requirements for any emissions that trigger PSD. The EPA has not provided guidelines on what may be considered BACT. MGE facilities may become subject to this rule if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD.

Columbia

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. The EPA order gave the WDNR 90 days to address the objections and take action on the September 2008 operating permit. On March 22, 2010, the WDNR gave notice to WPL that they intend to initiate an operating permit revision in response to the EPA's order. In July 2010, MGE received a copy of a NOI letter filed by a citizen group against the EPA based on what the group feels is an unreasonable delay in the EPA performing its duties related to the granting or denial of the Columbia air permit. Specifically, the citizen group alleges that because the WDNR has not acted on the EPA's order within 90 days, the EPA must now act on the permit. On September 22, 2010, WDNR acted on the order by issuing a construction permit for public comment. WPL, as the permit holder, filed comments raising a number of concerns and objections to the proposed permit.

Air Permitting Violation Claims

In September 2010, Sierra Club filed in U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin state implementation plans (SIP) designed to implement the CAA. Neither MGE nor WPSC were named as parties in this litigation. In October 2010, WPL filed a response with the court denying the Sierra Club's allegations.

In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Columbia required either state or federal CAA permits, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Columbia, MGE would likely incur additional capital and operating expenditures. MGE is currently reviewing the allegations and is unable to predict their impact on its financial condition or results of operations but believes that an adverse outcome could have a significant effect. MGE and the other co-owners of Columbia are exploring settlement options while WPL is simultaneously defending against these allegations. WPL believes the projects at Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

Certificate of Authority

In April 2009, the Columbia owners filed for a Certificate of Authority with the PSCW requesting authorization of an emissions reduction project as a result of an environmental initiative. A decision from the PSCW is currently expected in the first half of 2011. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW is permitting MGE to defer pre-certification and pre-construction costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related pre-construction costs at a 100% AFUDC rate. As of September 30, 2010, MGE had incurred $0.9 million (excluding carrying costs) in deferred pre-certification and pre-construction expenditures at Columbia related to this environmental initiative.

Columbia has entered into various contractual commitments with vendors for a small portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements, with respect to any commitments made. MGE has a 22% ownership interest in Columbia. MGE's share of these commitments is less than $0.1 million for 2010. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for purchasing and installing energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2011. At September 30, 2010, MGE has outstanding a $3.2 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of September 30, 2010, the servicing asset recognized by MGE is less than $0.1 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at September 30, 2010, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the customer loan. The following table identifies principal payments for the remainder of 2010 and the next four years.

(In thousands)
Year	Principal Payments
2010	$413
2011	621
2012	412
2013	441
2014	256

c.

Other Legal Matters - MGE Energy and MGE.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. MGE has accrued for such matters in the financial statements. The ultimate outcome of such matters is uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations, financial position, and cash flows.

d.

Natural Gas Supply Contracts - MGE Energy and MGE.

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $14.6 million for the remainder of 2010, and $15.2 million for 2011. Management expects to recover these costs in future customer rates.

e.

Coal Contracts – MGE Energy and MGE.

Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of September 30, 2010, of the total coal commitments for the Columbia and Elm Road plants for the remainder of 2010 and the next four years.

(In thousands)
Year	Coal Commitments
2010	$12,227
2011	19,929
2012	7,060
2013	3,476
2014	3,476

f.

Smart Grid Investment Grant - MGE Energy and MGE.

MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. In the third quarter, MGE entered into agreements to purchase $2.5 million in smart grid related products. As of September 30, 2010, MGE has spent $0.1 million related to these projects.

10.

Blount Station - MGE Energy and MGE.

In 2006, MGE announced a plan to reduce capacity at Blount from 190 MW to 100 MW by the end of 2011. As part of the plan, coal use at Blount will be discontinued. MGE has determined that certain employee positions will be eliminated as a result of this plan.

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at its full capacity until MISO declares that the 90 MW are no longer needed for system reliability. Currently, MGE estimates the reduction in capacity will occur in 2013. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After the transition, the entire plant will be operated exclusively on natural gas. MGE is working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery.

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

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are as follows: $0.3 million in 2012 and $0.3 million in 2013. Total benefits paid as of September 30, 2010, were $1.1 million.

MGE continues to recover in rates the costs associated with the severance benefits at Blount in the year of expected cash payment. The severance charges to be recovered in rates have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2009, through September 30, 2010:

(In thousands)
Balance at December 31, 2009	$769
Additional expense, net	71
Cash payments during the period	(625)
Balance at September 30, 2010	$215

The exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011 and 2013. The majority of these assets are being recovered in rates over a four-year period that began in 2008, with the remaining balance recovered by the end of 2013. For both the nine months ended September 30, 2010 and 2009, $2.5 million of accelerated depreciation expense had been recognized and recovered in rates each year.

11.

Asset Retirement Obligations - MGE Energy and MGE.

a.

Conditional Asset Retirement Obligations.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removing an electric substation, a combustion turbine generating unit, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would be removed upon the ultimate end of the lease. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and polychlorinated biphenyls, and the proper disposal and removal of tanks. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have had a material effect on the liabilities recorded by MGE at September 30, 2010, as well as the regulatory asset recorded.

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

In February 2010, MGE Power Elm Road recorded an obligation for the fair value of its legal liability for AROs associated with the demolition and removal of the Elm Road Units. Provisions for these demolition and removal costs are included in the facility lease agreements. At September 30, 2010, this liability is estimated at $0.1 million and is included in other deferred liabilities.

The following table shows costs as of December 31, 2008 and 2009, and changes to the asset retirement obligations through September 30, 2010. Amounts include conditional AROs.

(In thousands)	(a) Original Asset Retirement Obligation	(b) Accumulated Accretion	(c) (a + b) Asset Retirement Obligation
Balance, December 31, 2008	$5,345	$9,649	$14,994
Changes through December 31, 2009	707	812	1,519
Balance, December 31, 2009	$6,052	$10,461	$16,513
Changes through September 30, 2010	847	830	1,677
Balance, September 30, 2010	$6,899	$11,291	$18,190

b.

Non-ARO Costs.

Accumulated costs of removal that are non-ARO obligations are classified within the financial statements as regulatory liabilities. At September 30, 2010, and December 31, 2009, there were $11.9 million and $12.2 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

12.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2010	December 31, 2009
Commodity derivative contracts	553,275 MWh	647,560 MWh
Commodity derivative contracts	8,670,000 Dth	6,530,000 Dth
FTRs	4,269 MW	3,003 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At September 30, 2010, and December 31, 2009, MGE Energy and MGE had $3.2 million and $0.4 million, respectively, in cash collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At September 30, 2010, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $2.9 million. At September 30, 2009, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $2.8 million.

MGE enters into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Under the incentive mechanism within the PGA clause, MGE shareholders have the ability to receive a set percentage of the benefits or loss from these deals if certain thresholds are achieved. The portion related to the shareholders is reflected in other comprehensive income and the portion related to customers is reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. At September 30, 2010, none of these instruments were outstanding. At September 30, 2009, the cost basis of these financial instruments exceeded their fair value by less than $0.1 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2010 and 2009 reflects a loss position of $17.7 million and $12.6 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2010 Commodity derivative contracts	Other current assets	$299	Other current liabilities	$3,520
Commodity derivative contracts	Other deferred charges	51	Other deferred liabilities	69
FTRs	Other current assets	308	Other current liabilities	-
Ten-year PPA	NA	NA	Other deferred liabilities	17,720
December 31, 2009 Commodity derivative contracts	Other current assets	$1,357	Other current liabilities	$1,728
Commodity derivative contracts	Other deferred charges	89	Other deferred liabilities	94
FTRs	Other current assets	649	Other current liabilities	-
Ten-year PPA	NA	NA	Other deferred liabilities	12,815

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the balance sheet and the income statement for the three and nine months ended September 30 (a).

	2010		2009
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended September 30
Balance at June 30,	$17,345	$1,030	$17,370	$2,542
Change in unrealized loss (gain)	4,055	-	5,344	-
Realized loss reclassified to a deferred account	(572)	572	(1,575)	1,575
Realized loss reclassified to income statement	(177)	(399)	(5,737)	(2,388)
Balance at September 30,	$20,651	$1,203	$15,402	$1,729

Nine Months Ended September 30
Balance at January 1,	$12,542	$1,334	$14,007	$4,466
Change in unrealized loss (gain)	10,731	-	27,789	-
Realized loss reclassified to a deferred account	(1,381)	1,381	(12,728)	12,728
Realized loss reclassified to income statement	(1,241)	(1,512)	(13,666)	(15,465)
Balance at September 30,	$20,651	$1,203	$15,402	$1,729

	Realized losses (gains):
(In thousands)	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended September 30, 2010
Commodity derivative contracts	$-	$573	$(128)
FTRs	-	131	-
Ten-year PPA	-	-	-

Three Months Ended September 30, 2009
Commodity derivative contracts	$-	$8,150	$(18)
FTRs	-	(7)	-
Ten-year PPA	-	-	-

Nine Months Ended September 30, 2010
Commodity derivative contracts	$-	$2,276	$481
FTRs	-	(4)	-
Ten-year PPA	-	-	-

Nine Months Ended September 30, 2009
Commodity derivative contracts	$84	$20,566	$7,870
FTRs	-	611	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount under the PPA. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2010, no counterparties are in a net liability position. As of December 31, 2009, certain counterparties were in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2010, no counterparties have defaulted.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $31.6 million and $16.1 million reduction to sales for resale and purchased power expense for the three months ended September 30, 2010 and 2009, respectively, and a $75.0 million and $51.5 million reduction to sales for resale and purchased power expense for the nine months ended September 30, 2010 and 2009, respectively.

14.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

In April 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase is intended to cover costs for MGE's share of the new Elm Road Units, new environmental equipment at Columbia, and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decreased 0.74% or $1.5 million. The increase in retail electric rates was driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2010, will be plus or minus 2%. See below for further description of fuel rules. Authorized return on common stock equity was set at 10.4% based on a 55.3% utility common equity.

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

The PSCW authorized an interim fuel credit in May 2009 as a result of decreased actual electric fuel costs. The order was subject to refund with interest at 10.8%. The interim fuel credit resulted in a $4.6 million reduction in customer revenues. In April 2010, the PSCW authorized a refund of $0.3 million of over collected 2009 fuel costs and accrued interest via a one-time credit, which was applied to customers' April 2010 bills. As of September 30, 2010, MGE's fuel costs are within the range authorized by the PSCW in the most recent rate order; therefore, no accruals were necessary.

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

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At September 30, 2010, and December 31, 2009, MGE had over collected $4.6 million and $7.6 million, respectively. These amounts were recorded in other current liabilities on the Consolidated Balance Sheet.

15.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At September 30, 2010, and December 31, 2009, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE's long-term debt is based on quoted market prices at September 30, 2010, and December 31, 2009. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$17,531	$17,531	$4,704	$4,704
Liabilities:
Short-term debt - bank loans	34,000	34,000	31,000	31,000
Short-term debt - commercial paper	14,500	14,500	33,500	33,500
Long-term debt*	322,389	367,906	323,500	339,557

MGE
Assets:
Cash and cash equivalents	14,803	14,803	2,474	2,474
Liabilities:
Short-term debt - commercial paper	14,500	14,500	33,500	33,500
Long-term debt*	322,389	367,906	273,500	289,557
*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

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

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of September 30, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$416	$416	$-	$-
Total Assets	$416	$416	$-	$-
Liabilities:
Derivatives, net (a)	$20,651	$1,453	$-	$19,198
Deferred compensation	1,466	1,466	-	-
Total Liabilities	$22,117	$2,919	$-	$19,198

MGE
Assets:
Exchange-traded investments	$248	$248	$-	$-
Total Assets	$248	$248	$-	$-
Liabilities:
Derivatives, net (a)	$20,651	$1,453	$-	$19,198
Deferred compensation	1,466	1,466	-	-
Total Liabilities	$22,117	$2,919	$-	$19,198

(a) These amounts are shown gross and exclude $3.2 million of cash collateral that was netted against net derivative positions with counterparties.

	Fair Value as of December 31, 2009
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$535	$535	$-	$-
Total Assets	$535	$535	$-	$-
Liabilities:
Derivatives, net (b)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047

MGE
Assets:
Exchange-traded investments	$327	$327	$-	$-
Total Assets	$327	$327	$-	$-
Liabilities:
Derivatives, net (b)	$12,541	$(506)	$-	$13,047
Deferred compensation	1,342	1,342	-	-
Total Liabilities	$13,883	$836	$-	$13,047

(b) These amounts are shown gross and exclude $0.4 million of cash collateral that was netted against net derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2010.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)	2010	2009
Three Months Ended September 30
Balance as of June 30,	$(17,604)	$(16,838)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(1,594)	38
Included in other comprehensive income	-	-
Included in earnings	(306)	(5,737)
Included in current assets	-	-
Purchases, sales, issuances, and settlements, net	306	5,737
Transfers in and/or out of Level 3	-	-
Balance as of September 30,	$(19,198)	$(16,800)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, (c)	$-	$-

Nine Months Ended September 30
Balance as of January 1,	$(13,047)	$(9,219)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(6,151)	(7,581)
Included in other comprehensive income	-	-
Included in earnings	(1,409)	(13,663)
Included in current assets	-	-
Purchases, sales, issuances, and settlements, net	1,409	13,663
Transfers in and/or out of Level 3	-	-
Balance as of September 30,	$(19,198)	$(16,800)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at September 30, (c)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2010 and 2009, for both MGE Energy and MGE. (c).

(In thousands)	Purchased Power Expense	Cost of Gas Sold Expense	Regulated Gas Revenues
Total gains (losses) included in earnings for the three months ended September 30, 2010	$(311)	$5	$-
Total gains (losses) included in earnings for the three months ended September 30, 2009	$(5,734)	$(3)	$-

Total gains (losses) included in earnings for the nine months ended September 30, 2010	$(1,389)	$(20)	$-
Total gains (losses) included in earnings for the nine months ended September 30, 2009	$(13,825)	$91	$71

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

Consolidation of Variable Interest Entities.

In June 2009, the FASB issued authoritative guidance within the Codification's Consolidation topic regarding variable-interest entities. This guidance amends the criteria used to determine which entity, if any, has a controlling financial interest in a VIE. It replaces the quantitative calculation of risks and rewards with a qualitative approach focused on identifying which entity (1) has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. This guidance also requires ongoing assessments of whether an entity is the primary beneficiary of a VIE. This authoritative guidance became effective for interim and annual reporting periods that began after November 15, 2009. The Company evaluated its VIE's and determined this authoritative guidance did not have a material impact. MGE Power West Campus and MGE Power Elm Road continue to be a VIE's under applicable accounting requirements; therefore, MGE continues to consolidate both entities into its financial results and financial position.

b.

Transfers and Servicing of Financial Assets.

In June 2009, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic regarding accounting for transfers of financial assets. This statement removes the concept of a qualifying special-purpose entity from authoritative guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities. This statement also removes the exception for qualifying special-purpose entities from authoritative guidance on consolidation of variable interest entities. The authoritative guidance became effective for fiscal years ending after November 15, 2009. The Company evaluated its shared savings program under the new guidance and determined it did not have any financial impact or impose any additional disclosure requirement.

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

Sales between our electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between our electric segment and MGE Power West Campus/MGE Power Elm Road are based on terms previously approved by the PSCW. Consistent with internal reporting, management has presented the direct financing capital lease between MGE and MGE Power West Campus and MGE and MGE Power Elm Road based on actual lease payments allowed to be recovered in rates. Lease payments made by MGE to MGE Power West Campus and MGE Power Elm Road are shown as operating expenses. The lease payments received by MGE Power West Campus and MGE Power Elm Road from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the WCCF and Elm Road Units is reflected in the nonregulated energy segment.

See MGE Energy's and MGE's 2009 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

MGE Energy (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three months ended September 30, 2010
Operating revenues	$109,849	$17,394	$695	$-	$-	$-	$127,938
Interdepartmental revenues	161	4,509	8,011	-	-	(12,681)	-
Total operating revenues	110,010	21,903	8,706	-	-	(12,681)	127,938
Depreciation and amortization	(6,888)	(1,309)	(1,363)	-	-	-	(9,560)
Other operating expenses	(73,469)	(22,948)	(35)	-	(255)	12,681	(84,026)
Operating income (loss)	29,653	(2,354)	7,308	-	(255)	-	34,352
Other income (deductions), net	435	123	-	2,091	(3)	-	2,646
Interest expense, net	(2,646)	(746)	(655)	-	(52)	-	(4,099)
Income (loss) before taxes	27,442	(2,977)	6,653	2,091	(310)	-	32,899
Income tax (provision) benefit	(10,874)	1,305	(2,670)	(870)	119	-	(12,990)
Net income (loss)	$16,568	$(1,672)	$3,983	$1,221	$(191)	$-	$19,909

Three months ended September 30, 2009
Operating revenues	$91,734	$15,144	$2,419	$-	$-	$-	$109,297
Interdepartmental revenues	167	1,240	3,725	-	-	(5,132)	-
Total operating revenues	91,901	16,384	6,144	-	-	(5,132)	109,297
Depreciation and amortization	(7,241)	(2,433)	(686)	-	-	-	(10,360)
Other operating expenses	(66,155)	(16,661)	(30)	-	(114)	5,132	(77,828)
Operating income (loss)	18,505	(2,710)	5,428	-	(114)	-	21,109
Other income (deductions), net	(53)	(15)	-	2,110	(38)	-	2,004
Interest (expense) income, net	(2,684)	(757)	(672)	-	696	-	(3,417)
Income (loss) before taxes	15,768	(3,482)	4,756	2,110	544	-	19,696
Income tax (provision) benefit	(5,257)	1,270	(1,909)	(847)	(231)	-	(6,974)
Net income (loss)	$10,511	$(2,212)	$2,847	$1,263	$313	$-	$12,722

Nine months ended September 30, 2010
Operating revenues	$279,281	$114,231	$3,151	$-	$-	$-	$396,663
Interdepartmental revenues	398	10,353	22,631	-	-	(33,382)	-
Total operating revenues	279,679	124,584	25,782	-	-	(33,382)	396,663
Depreciation and amortization	(20,520)	(3,884)	(3,859)	-	-	-	(28,263)
Other operating expenses	(212,274)	(112,554)	(101)	-	(604)	33,382	(292,151)
Operating income (loss)	46,885	8,146	21,822	-	(604)	-	76,249
Other income (deductions), net	2,372	669	(104)	6,374	3	-	9,314
Interest (expense) income, net	(7,874)	(2,221)	(2,031)	-	74	-	(12,052)
Income (loss) before taxes	41,383	6,594	19,687	6,374	(527)	-	73,511
Income tax (provision) benefit	(15,175)	(2,336)	(7,890)	(2,589)	200	-	(27,790)
Net income (loss)	$26,208	$4,258	$11,797	$3,785	$(327)	$-	$45,721

Nine months ended September 30, 2009
Operating revenues	$253,059	$137,997	$6,941	$-	$-	$-	$397,997
Interdepartmental revenues	397	5,175	11,172	-	-	(16,744)	-
Total operating revenues	253,456	143,172	18,113	-	-	(16,744)	397,997
Depreciation and amortization	(21,392)	(7,109)	(2,058)	-	-	-	(30,559)
Other operating expenses	(197,702)	(123,672)	(98)	(1)	(590)	16,744	(305,319)
Operating income (loss)	34,362	12,391	15,957	(1)	(590)	-	62,119
Other income (deductions), net	(39)	(11)	-	6,112	(45)	-	6,017
Interest (expense) income, net	(7,997)	(2,256)	(2,007)	-	2,088	-	(10,172)
Income before taxes	26,326	10,124	13,950	6,111	1,453	-	57,964
Income tax provision	(7,771)	(3,972)	(5,599)	(2,453)	(602)	-	(20,397)
Net income	$18,555	$6,152	$8,351	$3,658	$851	$-	$37,567

The following tables show segment information for MGE's operations for the indicated periods:

MGE (In thousands)	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three months ended September 30, 2010
Operating revenues	$109,849	$17,394	$695	$-	$-	$127,938
Interdepartmental revenues	161	4,509	8,011	-	(12,681)	-
Total operating revenues	110,010	21,903	8,706	-	(12,681)	127,938
Depreciation and amortization	(6,888)	(1,309)	(1,363)	-	-	(9,560)
Other operating expenses*	(84,150)	(21,589)	(2,705)	-	12,681	(95,763)
Operating income (loss)*	18,972	(995)	4,638	-	-	22,615
Other income, net*	243	69	-	1,221	-	1,533
Interest expense, net	(2,646)	(746)	(655)	-	-	(4,047)
Net income (loss)	16,569	(1,672)	3,983	1,221	-	20,101
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(5,108)	(5,108)
Net income (loss) attributable to MGE	$16,569	$(1,672)	$3,983	$1,221	$(5,108)	$14,993

Three months ended September 30, 2009
Operating revenues	$91,734	$15,144	$2,419	$-	$-	$109,297
Interdepartmental revenues	167	1,240	3,725	-	(5,132)	-
Total operating revenues	91,901	16,384	6,144	-	(5,132)	109,297
Depreciation and amortization	(7,241)	(2,433)	(686)	-	-	(10,360)
Other operating expenses*	(71,451)	(15,402)	(1,939)	-	5,132	(83,660)
Operating income (loss)*	13,209	(1,451)	3,519	-	-	15,277
Other income (deductions), net*	(14)	(4)	-	1,263	-	1,245
Interest expense, net	(2,684)	(757)	(672)	-	-	(4,113)
Net income (loss)	10,511	(2,212)	2,847	1,263	-	12,409
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(3,567)	(3,567)
Net income (loss) attributable to MGE	$10,511	$(2,212)	$2,847	$1,263	$(3,567)	$8,842

Nine months ended September 30, 2010
Operating revenues	$279,281	$114,231	$3,151	$-	$-	$396,663
Interdepartmental revenues	398	10,353	22,631	-	(33,382)	-
Total operating revenues	279,679	124,584	25,782	-	(33,382)	396,663
Depreciation and amortization	(20,520)	(3,884)	(3,859)	-	-	(28,263)
Other operating expenses*	(226,431)	(114,603)	(7,991)	-	33,382	(315,643)
Operating income*	32,728	6,097	13,932	-	-	52,757
Other income (deductions), net*	1,355	382	(104)	3,785	-	5,418
Interest expense, net	(7,874)	(2,221)	(2,031)	-	-	(12,126)
Net income	26,209	4,258	11,797	3,785	-	46,049
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(15,104)	(15,104)
Net income attributable to MGE	$26,209	$4,258	$11,797	$3,785	$(15,104)	$30,945

Nine months ended September 30, 2009
Operating revenues	$253,059	$137,997	$6,941	$-	$-	$397,997
Interdepartmental revenues	397	5,175	11,172	-	(16,744)	-
Total operating revenues	253,456	143,172	18,113	-	(16,744)	397,997
Depreciation and amortization	(21,392)	(7,109)	(2,058)	-	-	(30,559)
Other operating expenses*	(205,430)	(127,632)	(5,697)	(1)	16,744	(322,016)
Operating income (loss)*	26,634	8,431	10,358	(1)	-	45,422
Other income (deductions), net*	(82)	(23)	-	3,659	-	3,554
Interest expense, net	(7,997)	(2,256)	(2,007)	-	-	(12,260)
Net income	18,555	6,152	8,351	3,658	-	36,716
Less: Net income attributable to noncontrolling interest, net of tax	-	-	-	-	(10,427)	(10,427)
Net income attributable to MGE	$18,555	$6,152	$8,351	$3,658	$(10,427)	$26,289

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

18.

Subsequent Events - MGE Energy and MGE.

ATC Capital Contribution

On October 29, 2010, MGE Transco made a voluntary $0.2 million capital contribution to ATC.

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

For the three months ended September 30, 2010, MGE Energy's earnings were $19.9 million or $0.86 per share compared to $12.7 million or $0.55 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2010, were $15.0 million compared to $8.8 million for the same period in the prior year. For the nine months ended September 30, 2010, MGE Energy's earnings were $45.7 million or $1.98 per share compared to $37.6 million or $1.63 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2010, were $30.9 million compared to $26.3 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Business Segment:	2010	2009	2010	2009
Electric Utility	$16,568	$10,511	$26,208	$18,555
Gas Utility	(1,672)	(2,212)	4,258	6,152
Nonregulated Energy	3,983	2,847	11,797	8,351
Transmission Investment	1,221	1,263	3,785	3,658
All Other	(191)	313	(327)	851
Net Income	$19,909	$12,722	$45,721	$37,567

Our net income during the three months ended September 30, 2010, primarily reflects the effects of the following factors:

•

A 19.8% increase in electric revenues reflecting increased customer demand primarily as a result of warmer-than-normal weather, particularly when compared to the cooler-than-normal weather of the prior period. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 181% compared to the prior period.

•

Higher nonregulated energy revenues are attributable to Elm Road Unit 1 entering commercial operation in February 2010.

Our net income during the nine months ended September 30, 2010, primarily reflects the effects of the following factors:

•

The electric and gas utilities reflect a one-time $2.6 million (pretax) gain on a sale of property to ATC during March 2010 and a one-time $0.5 million (pretax) gain on sale of property during September 2010.

•

A 10.4% increase in electric revenues reflecting increased customer demand primarily as a result of warmer-than-normal weather, particularly when compared to the cooler-than-normal weather of the prior period. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 124% compared to the prior period.

•

A 17.2% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 12% compared to the prior period. In addition, in 2009, the gas utility received the benefit of $1.9 million (pretax) from capacity release revenues and commodity savings as a result of GCIM.

•

Higher nonregulated energy revenues are attributable to Elm Road Unit 1 entering commercial operation in February 2010.

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

ATC: MGE Transco contributed $0.5 million for voluntary capital contributions to ATC for the nine months ended September 30, 2010.

2011 Rate Filing: On April 22, 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase is intended to cover costs for MGE's share of the Elm Road Units, new environmental equipment at Columbia, and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

Smart Grid Investment Grant: MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. In the third quarter, MGE entered into agreements to purchase $2.5 million in smart grid related products. As of September 30, 2010, MGE has spent $0.1 million related to these projects.

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

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 34% of our electricity generating capacity. We would expect to seek recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is a party to litigation surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with activities previously undertaken at Columbia. MGE is currently reviewing the allegations and is unable to predict their impact on its financial condition or results of operations, but believes that an adverse outcome could have a significant effect.

The following discussion is based on the business segments as discussed in Footnote 17.

Three Months Ended September 30, 2010 and 2009

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Residential	$38,156	$29,896	27.6%	250,849	200,426	25.2%
Commercial	56,380	50,535	11.6%	507,997	476,672	6.6%
Industrial	5,357	3,615	48.2%	70,072	54,084	29.6%
Other - retail/municipal	10,628	9,118	16.6%	124,983	116,641	7.2%
Total retail	110,521	93,164	18.6%	953,901	847,823	12.5%
Sales for resale	625	526	18.8%	2,676	234	1043.6%
Other revenues	(1,297)	(1,956)	33.7%	-	-	-
Total	$109,849	$91,734	19.7%	956,577	848,057	12.8%

Cooling degree days (normal 436)				623	222	180.6%

Electric operating revenues increased $18.1 million or 19.7% for the three months ended September 30, 2010, due to the following:

(In millions)
Three months ended September 30, 2010
Volume	$12.3
Rate changes	5.1
Other revenues	0.7
Total	$18.1

•

Volume. During the three months ended September 30, 2010, there was a 12.5% increase in total retail sales volumes compared to the same period in the prior year, reflecting the warmer-than-normal weather experienced in the current period compared to the cooler-than-normal weather experienced in the prior period.

•

Rates changes. Rates charged to retail customers for the three months ended September 30, 2010, were 5.4% or $5.1 million higher than those charged during the same period in the prior year.

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

•

Other revenues. Other electric revenues increased $0.7 million for the three months ended September 30, 2010, compared to the same period in the prior year.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $1.8 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively.

During the three months ended September 30, 2010, MGE recovered in electric rates the costs associated with the lease payments for Elm Road Unit 2. These amounts have been deferred on MGE's balance sheet until the lease term commences. For the three months ended September 30, 2010, a $0.5 million reduction to other revenues was recorded to defer these revenues. This reduction was offset by a $0.5 million recognition in other revenues of previously deferred amounts.

Electric fuel and purchased power

Purchased power expense decreased by $4.1 million or 18.2% during the three months ended September 30, 2010, compared to the same period in the prior year. This decrease in expense reflects a $2.5 million or 12.0% decrease in the volume of power purchased from third parties and a $1.6 million or 7.0% decrease in the per-unit cost of purchased power. The decrease in purchased power expense is driven by Elm Road Unit 1 becoming operational in February 2010 and increased production at Columbia.

The expense for fuel for electric generation increased $2.7 million or 27.3% during the three months ended September 30, 2010, compared to the same period in the prior year, reflecting higher electric generation at Elm Road and Columbia.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $4.3 million during the three months ended September 30, 2010, compared to the same period in 2009. The following changes contributed to the net change:

(In millions)
Three months ended September 30, 2010
Increased administrative and general costs	$1.8
Increased transmission costs	1.4
Increased distribution expenses	0.7
Increased customer account expenses	0.4
Total	$4.3

For the three months ended September 30, 2010, increased administrative and general costs were primarily due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred, as permitted by PSCW order, and recovery in rates began in 2010. Increased transmission costs were primarily due to network service fees pertaining to ATC. Distribution expenses increased mainly as a result of increased overhead and underground line expenses. Customer account expenses increased due to higher uncollectible accounts expense.

Electric depreciation expense

Electric depreciation expense decreased $0.4 million for the three months ended September 30, 2010, when compared to the same period in the prior year. This decrease was a result of new depreciation rates becoming effective for 2010.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Residential	$8,080	$7,885	2.5%	5,526	6,089	(9.2)%
Commercial/industrial	8,314	6,599	26.0%	14,450	13,125	10.1%
Total retail	16,394	14,484	13.2%	19,976	19,214	4.0%
Gas transportation	484	538	(10.0)%	6,524	6,733	(3.1)%
Other revenues	516	122	323.0%	-	-	-
Total	$17,394	$15,144	14.9%	26,500	25,947	2.1%
Heating degree days (normal 180)				151	170	(11.2)%
Average rate per therm of retail customer	$0.821	$0.754	8.9%

Gas revenues increased $2.3 million or 14.9% for the three months ended September 30, 2010. These changes are related to the following factors:

(In millions)
Three months ended September 30, 2010
Gas costs/rates	$1.3
Gas deliveries	0.6
Transportation and other effects	0.4
Total	$2.3

•

Gas costs/rates. The average retail rate per therm for the three months ended September 30, 2010, increased 8.9% compared to the same period in 2009 as a result of higher natural gas costs.

•

Retail gas deliveries. For the three months ended September 30, 2010, retail gas deliveries increased 4.0% compared to the prior period.

•

Transportation and other revenues. Transportation and other revenues increased a total of $0.4 million primarily due to the impact of the MGE GCIM in 2010.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the three months ended September 30, 2010, shareholders received a benefit of $0.4 million from capacity release revenues and commodity savings under GCIM. For the three months ended September 30, 2009, shareholders did not receive a benefit.

Cost of gas sold

For the three months ended September 30, 2010, cost of gas sold increased by $2.4 million, compared to the same period in the prior year. The cost per therm of natural gas increased 35.6%, which resulted in $2.2 million of increased expense. In addition, a 4.1% increase in volume of gas purchased resulted in $0.2 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $1.0 million for the three months ended September 30, 2010, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Three months ended September 30, 2010
Increased administrative and general costs	$1.2
Decreased distribution expenses	(0.2)
Total	$1.0

For the three months ended September 30, 2010, increased administrative and general costs were primarily due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010.

Gas depreciation expense

Gas depreciation expense decreased $1.1 million for the three months ended September 30, 2010, when compared to the same period in the prior year. This decrease was a result of new depreciation rates becoming effective for 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $2.6 million for the three months ended September 30, 2010, when compared to the same period in the prior year, reflecting the delivery of, and commencement of commercial operations at Elm Road Unit 1 in February 2010. Operating revenues from nonregulated energy operations for the three months ended September 30, 2010 and 2009, were $8.0 million and $3.7 million, respectively, related to leasing arrangements between MGE and MGE Power West Campus and MGE and MGE Power Elm Road. The increase largely reflects the commencement of lease payments on Elm Road Unit 1, which began when the Unit entered commercial operation. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be approximately $60.4 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. See Footnote 6.c. for additional information regarding these carrying charges. For the three months ended September 30, 2010 and 2009, MGE Power Elm Road recognized $1.0 million and $2.1 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated depreciation expense

Nonregulated depreciation expense increased $0.7 million for the three months ended September 30, 2010, compared to the same period in the prior year. This additional depreciation is related to the commencement of commercial operations at Elm Road unit 1 in February 2010.

Nonregulated energy interest expense, net

For both the three months ended September 30, 2010 and 2009, interest expense, net at the nonregulated energy operations segment was $0.7 million. Interest expense at the nonregulated energy segment for both the three months ended September 30, 2010 and 2009, includes interest expense incurred on $50 million of borrowings at MGE Power West Campus, which were long-term and fixed rate during both periods, and $50 million of borrowings at MGE Power Elm Road, which were long-term and fixed rate during 2010.

Included in the 2009 nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the three months ended September 30, 2009, MGE Power Elm Road was charged $0.8 million in interest expense by Corporate on funds borrowed for the Elm Road project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset in capitalized interest.

During the three months ended September 30, 2009, MGE Power Elm Road recorded less than $0.1 million in interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road Units. No interest income on cash advanced to ERS was recorded during the three months ended September 30, 2010.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2010 and 2009, other income at the transmission investment segment was $2.1 million. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest expense, net for the three months ended September 30, 2010, was less than $0.1 million. All other interest income, net for the three months ended September 30, 2009, was $0.7 million. Interest expense for the three months ended September 30, 2010, represents less than $0.1 million in interest expense on short-term debt. Interest income for the three months ended September 30, 2009, represents $0.8 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.1 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended September 30, 2010, is 39.5% compared to 35.4% for the same period in 2009, and MGE's effective income tax rate for the three months ended September 30, 2010, is 39.5% compared to 35.2% for the same period in 2009. The increase in effective tax rate percentages is, in part, attributable to a lower wind energy production tax credit and a lower domestic manufacturing deduction.

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

For the three months ended September 30, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $2.8 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.4 million, net of tax, for its interest in MGE Transco for the three months ended September 30, 2010. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the three months ended September 30, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $1.3 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.4 million, net of tax, for its interest in MGE Transco for the three months ended September 30, 2009. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Nine Months Ended September 30, 2010 and 2009

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Residential	$94,467	$82,778	14.1%	635,071	579,721	9.5%
Commercial	145,926	134,486	8.5%	1,378,110	1,343,321	2.6%
Industrial	15,658	13,048	20.0%	203,967	192,016	6.2%
Other - retail/municipal	26,817	23,486	14.2%	323,169	305,725	5.7%
Total retail	282,868	253,798	11.5%	2,540,317	2,420,783	4.9%
Sales for resale	1,574	1,490	5.6%	21,110	3,618	483.5%
Other revenues	(5,161)	(2,229)	(131.5)%	-	-
Total	$279,281	$253,059	10.4%	2,561,427	2,424,401	5.7%

Cooling degree days (normal 610)				825	368	124.2%

Electric operating revenues increased $26.2 million or 10.4% for the nine months ended September 30, 2010, due to the following:

(In millions)
Nine months ended September 30, 2010
Volume	$13.3
Rate changes	10.3
Fuel refund (2009)	5.5
Other revenues	(2.9)
Total	$26.2

•

Volume. During the nine months ended September 30, 2010, there was a 4.9% increase in total retail sales volumes compared to the same period in the prior year, reflecting the warmer-than-normal weather experienced in the current period compared to the cooler-than-normal weather experienced in the prior period.

•

Rates changes. Rates charged to retail customers for the nine months ended September 30, 2010, were 4.0% or $10.3 million higher than those charged during the same period in the prior year.

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

•

Fuel Refund. As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved. The PSCW issued a final order approving the refund amount of $5.5 million, which was applied to customers' accounts in March 2009. This refund reduced revenues for the nine months ended September 30, 2009.

•

Other revenues. Other electric revenues decreased $2.9 million for the nine months ended September 30, 2010, compared to the same period in the prior year.

During the nine months ended September 30, 2009, MGE recorded $5.5 million in other electric revenues to offset the impact of the 2008 fuel refund. Offsetting this adjustment, as a result of lower than expected fuel costs pertaining to 2009, a $1.2 million projected refund was accrued as of September 30, 2009.

Other electric revenues reflect the elimination of WCCF and Elm Road carrying costs that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $5.2 million and $8.1 million for the nine months ended September 30, 2010 and 2009, respectively.

During the nine months ended September 30, 2010, MGE began recovering in electric rates the costs associated with the lease payments for Elm Road Unit 2. These amounts have been deferred on MGE's balance sheet until the lease term commences. At September 30, 2010, a $2.0 million reduction to other revenues was recorded to defer these revenues. This was partially offset by a $0.5 million recognition in other revenues of previously deferred amounts. This reduction is reflected as a regulatory liability on the consolidated balance sheet.

Electric fuel and purchased power

Purchased power expense decreased by $12.0 million or 17.5% during the nine months ended September 30, 2010, compared to the same period in the prior year. This decrease in expense reflects an $11.9 million or 17.4% decrease in the volume of power purchased from third parties. The decrease in purchased power expense is driven by Elm Road Unit 1 becoming operational in February 2010 and increased production at Columbia.

The expense for fuel for electric generation increased $4.5 million or 16.7% during the nine months ended September 30, 2010, compared to the same period in the prior year, reflecting higher electric generation at Elm Road and Columbia.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $10.6 million during the nine months ended September 30, 2010, compared to the same period in 2009. The following changes contributed to the net change:

(In millions)
Nine months ended September 30, 2010
Increased administrative and general costs	$4.6
Increased transmission costs	3.7
Increased distribution expenses	1.2
Increased production costs	1.1
Total	$10.6

For the nine months ended September 30, 2010, increased administrative and general costs were primarily due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010. Transmission costs increased primarily due to network service fees pertaining to ATC. Distribution expenses increased mainly as a result of increased overhead and underground line expenses. Production costs increased due to Elm Road Unit 1 becoming operational in February 2010.

Electric depreciation expense

Electric depreciation expense decreased $0.9 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. This decrease was a result of new depreciation rates becoming effective for 2010.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
Residential	$63,309	$76,066	(16.8)%	57,204	65,772	(13.0)%
Commercial/industrial	48,054	57,455	(16.4)%	67,634	75,352	(10.2)%
Total retail	111,363	133,521	(16.6)%	124,838	141,124	(11.5)%
Gas transportation	1,788	2,116	(15.5)%	25,753	27,410	(6.0)%
Other revenues	1,080	2,360	(54.2)%	-	-	-
Total	$114,231	$137,997	(17.2)%	150,591	168,534	(10.6)%
Heating degree days (normal 4,516)				4,217	4,765	(11.5)%
Average rate per therm of retail customer	$0.892	$0.946	(5.7)%

Gas revenues decreased $23.8 million or 17.2% for the nine months ended September 30, 2010. These changes are related to the following factors:

(In millions)
Nine months ended September 30, 2010
Gas deliveries	$(14.6)
Gas costs/rates	(7.6)
Transportation and other effects	(1.6)
Total	$(23.8)

•

Retail gas deliveries. For the nine months ended September 30, 2010, retail gas deliveries decreased 11.5% compared to the same period in 2009 as a result of milder weather during the winter months.

•

Gas costs/rates. The average retail rate per therm for the nine months ended September 30, 2010, decreased 5.7% compared to the same period in 2009 as a result of significantly lower natural gas costs.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $1.6 million primarily due to an increase in income realized under GCIM.

Under MGE's GCIM, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the nine months ended September 30, 2010 and 2009, shareholders received a benefit of $0.7 million and $1.9 million, respectively, from capacity release revenues and commodity savings under the GCIM.

Cost of gas sold

For the nine months ended September 30, 2010, cost of gas sold decreased by $17.7 million, compared to the same period in the prior year. The volume of gas purchased decreased 10.2% which resulted in $9.0 million of reduced expense. In addition, a 10.9% decrease in the cost per therm of natural gas resulted in $8.7 million of reduced expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $1.9 million for the nine months ended September 30, 2010, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Nine months ended September 30, 2010
Increased administrative and general costs	$3.2
Decreased customer accounts expenses	(0.7)
Decreased customer service costs	(0.3)
Decreased distribution expenses	(0.3)
Total	$1.9

For the nine months ended September 30, 2010, increased administrative and general costs were primarily due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010. Customer accounts decreased due to lower uncollectible accounts expense.

Gas depreciation expense

Gas depreciation expense decreased $3.2 million for the nine months ended September 30, 2010, when compared to the same period in the prior year. This decrease was a result of new depreciation rates becoming effective for 2010.

Other Income, Net

For the nine months ended September 30, 2010, other income, net for the electric and gas segments increased by $3.1 million, compared to the same period in the prior year. This increase is primarily due to a one-time $2.6 million gain on a sale of property to ATC during March 2010 and a one-time $0.5 million gain on a sale of property during September 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $7.7 million for the nine months ended September 30, 2010, when compared to the same period in the prior year, reflecting the delivery of, and commencement of commercial operations at, Elm Road Unit 1 in February 2010. Operating revenues from nonregulated energy operations for the nine months ended September 30, 2010 and 2009, was $22.6 million and $11.2 million, respectively, related to leasing arrangements between MGE and MGE Power West Campus and MGE and MGE Power Elm Road. The increase largely reflects the commencement of lease payments on Elm Road Unit 1. Upon consolidation, these interdepartmental revenues are eliminated.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be approximately $60.4 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the facility is depreciated. See Footnote 6.c. for additional information regarding these carrying charges. For the nine months ended September 30, 2010 and 2009, MGE Power Elm Road recognized $3.8 million and $6.1 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated depreciation expense

Nonregulated depreciation expense increased $1.8 million for the nine months ended September 30, 2010, compared to the same period in the prior year. This additional depreciation is related to the commencement of commercial operations at Elm Road Unit 1 in February 2010.

Nonregulated energy interest expense, net

For the nine months ended September 30, 2010 and 2009, interest expense, net at the nonregulated energy operations segment was $2.0 million. Interest expense at the nonregulated energy segment for both the nine months ended September 30, 2010 and 2009, includes interest expense incurred on $50 million of borrowings at MGE Power West Campus, which were long-term and fixed rate during both periods, and $50 million of borrowings at MGE Power Elm Road, which were long-term and fixed-rate during 2010.

Included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the nine months ended September 30, 2010 and 2009, MGE Power Elm Road was charged $0.3 million and $2.5 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road project. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset in capitalized interest.

During the nine months ended September 30, 2009, MGE Power Elm Road recorded less than $0.1 million in interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road Units. No interest income on cash advanced to ERS was recorded during the nine months ended September 30, 2010.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2010 and 2009, other income at the transmission investment segment was $6.4 million and $6.1 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest income, net for the nine months ended September 30, 2010 and 2009, was $0.1 million and $2.1 million, respectively. Interest income for the nine months ended September 30, 2010, represents $0.3 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.2 million in interest expense on short-term debt. Interest income for the nine months ended September 30, 2009, represents $2.5 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.4 million in interest expense on short-term debt. The interdepartmental interest income is eliminated upon consolidation.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the nine months ended September 30, 2010, is 37.8% compared to 35.2% for the same period in 2009, and MGE's effective income tax rate for the nine months ended September 30, 2010, is 37.8% compared to 35.0% for the same period in 2009. The increase in effective tax rate percentages is, in part, attributable to a lower wind energy production tax credit and a lower domestic manufacturing deduction.

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

For the nine months ended September 30, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) earned $5.7 million and $8.1 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $1.3 million, net of tax, for its interest in MGE Transco for the nine months ended September 30, 2010. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

For the nine months ended September 30, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $5.7 million and $3.7 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $1.1 million, net of tax, for its interest in MGE Transco for the nine months ended September 30, 2009. These amounts are recorded as noncontrolling interest expense, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2010, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 9 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2009 Annual Report on Form 10-K.

Columbia Environmental Matters - MGE Energy and MGE

As of September 30, 2010, MGE's share of various contractual commitments with vendors for environmental expenditures at Columbia is estimated to be $0.1 million for the remainder of 2010. These costs are expected to be capitalized and included in the consolidated balance sheet of MGE. See "Environmental Matters - Columbia" below for additional information regarding expected environmental expenditures at Columbia.

Natural Gas Supply Contracts - MGE Energy and MGE

MGE has natural gas supply commitments which include market-based pricing. Total natural gas supply commitments are estimated to be $14.6 million for the remainder of 2010, and $15.2 million for 2011. Management expects to recover these costs in future customer rates.

Coal Contracts - MGE Energy and MGE

Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by Alliant and Wisconsin Energy Corporation, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of September 30, 2010, of the total coal commitments for the Columbia and Elm Road plants for the remainder of 2010 and the next four years.

(In thousands)
Year	Coal Commitments
2010	$12,227
2011	19,929
2012	7,060
2013	3,476
2014	3,476

Smart Grid Investment Grant - MGE Energy and MGE

MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. In the third quarter, MGE entered into agreements to purchase $2.5 million in smart grid related products. As of September 30, 2010, MGE has spent $0.1 million related to these projects.

Secured Debt - MGE Energy and MGE

On February 4, 2010, MGE Power Elm Road issued $50 million of 5.04% senior secured notes due February 3, 2040. MGE Power Elm Road distributed the net proceeds from the sale of notes to MGE Energy, which used that distribution to repay existing short-term indebtedness, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, which commenced on February 25, 2010, and continuing until maturity. The principal payments are level over the life of the notes, for an effective average life of 15 years. The Note Purchase Agreement requires MGE Power Elm Road to maintain a debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. As of September 30, 2010, MGE Power Elm Road is in compliance with the covenant requirements.

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

On July 30, 2010, MGE entered into a Credit Agreement dated as of July 30, 2010, with the lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, providing MGE with a $75 million revolving credit facility. That facility replaced MGE's existing Amended and Restated Credit Agreement dated as of December 21, 2005, as amended, which was scheduled to expire on December 21, 2010, and which was terminated on July 30, 2010. The new revolving credit facility will expire on July 30, 2013. On August 27, 2010, MGE entered into an amendment that requires MGE to have a period of at least one day, during any 364-day period, on which the principal amount of all outstanding loans thereunder shall be zero.

On March 30, 2010, MGE's existing credit agreement dated March 31, 2009, which provided MGE with a $20 million committed credit facility, expired. MGE's lines of credit are used as backup to MGE's commercial paper.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows during the nine months ended September 30, 2010 and 2009, respectively:

	MGE Energy		MGE
(In thousands)	2010	2009	2010	2009
Cash provided by/(used for):
Operating activities	$97,380	$104,230	$97,223	$106,876
Investing activities	(40,734)	(57,962)	(40,427)	(56,654)
Financing activities	(43,819)	(43,352)	(44,467)	(46,856)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2010, was $97.4 million, a decrease of $6.9 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $16.9 million in cash provided by operating activities for the nine months ended September 30, 2010, primarily due to decreased prepaid taxes (a result of a tax methodology change for accounting of repairs) and decreased unbilled revenues, partially offset by decreased accounts payable. Working capital accounts resulted in $36.1 million in cash provided by operating activities for the nine months ended September 30, 2009, primarily due to decreased receivables, decreased inventories (due to lower natural gas costs), and decreased unbilled revenues, partially offset by decreased accounts payable.

MGE Energy's net income increased $8.2 million for the nine months ended September 30, 2010, when compared to the same period in the prior year.

Pension contribution resulted in an additional $2.5 million in cash used by operating activities for the nine months ended September 30, 2010, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the nine months ended September 30, 2010, was $97.2 million, a decrease of $9.7 million when compared to the same period in the prior year primarily due to working capital changes.

Working capital accounts resulted in $18.1 million in cash provided by operating activities for the nine months ended September 30, 2010, primarily due to increased accrued taxes, decreased unbilled revenues, and decreased prepaid taxes (a result of a tax methodology change for accounting of repairs), partially offset by decreased accounts payable. Working capital accounts resulted in $39.1 million in cash provided by operating activities for the nine months ended September 30, 2009, primarily due to decreased receivables, decreased inventories (due to lower natural gas costs), and decreased unbilled revenues, partially offset by decreased accounts payable.

Net income increased $9.3 million for the nine months ended September 30, 2010, when compared to the same period in the prior year.

Pension contribution resulted in an additional $2.5 million in cash used by operating activities for the nine months ended September 30, 2010, when compared to the same period in the prior year. These contributions were made to comply with ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $17.2 million for the nine months ended September 30, 2010, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2010, were $43.2 million. This amount represents a $10.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $5.8 million related to the Elm Road Units, a decrease of $4.2 million in other utility capital expenditures, and a decrease of $0.8 million related to the Top of Iowa III wind generation project.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million were received for a one time sale of property in September 2010.

MGE

MGE's cash used for investing activities decreased $16.2 million for the nine months ended September 30, 2010, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2010, were $43.2 million. This amount represents a $10.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $5.8 million related to the Elm Road Units, a decrease of $4.2 million in other utility capital expenditures, and a decrease of $0.8 million related to the Top of Iowa III wind generation project.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million were received for a one time sale of property in September 2010.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $43.8 million for the nine months ended September 30, 2010, compared to $43.4 million of cash used for MGE Energy's financing activities for the nine months ended September 30, 2009.

MGE Energy received $6.3 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the nine months ended September 30, 2009. No proceeds were received in 2010.

As of June 1, 2009, MGE Energy began purchasing stock in the open market for its Stock Plan rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the nine months ended September 30, 2010, dividends paid were $25.7 million compared to $25.2 million for same period in the prior year. This increase was a result of higher dividends per share ($1.112 vs. $1.092) and an increase in the number of shares outstanding.

For the nine months ended September 30, 2010, net short-term debt repayments were $16.0 million compared to $24.5 million for the same period in the prior year.

MGE

During the nine months ended September 30, 2010, cash used for MGE's financing activities was $44.5 million compared to $46.9 million of cash used for MGE's financing activities in the same period in the prior year.

For the nine months ended September 30, 2010, net short-term debt repayments were $19.0 million compared to $31.0 million for the same period in the prior year.

Dividends paid from MGE to MGE Energy were $19.6 million for the nine months ended September 30, 2010, compared to $12.8 million for the same period in the prior year.

On February 4, 2010, MGE Power Elm Road issued $50.0 million of long-term debt. The proceeds from the financing were distributed to MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units. As a result, distributions to parent from noncontrolling interest increased $42.3 million.

In addition, for the nine months ended September 30, 2010, affiliate financing of the Elm Road Units decreased by $6.7 million.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	September 30, 2010	December 31, 2009
Common shareholders' equity	58.5%	56.4%
Long-term debt*	36.1%	36.3%
Short-term debt	5.4%	7.3%
* Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2010, capital expenditures for MGE Energy and MGE totaled $43.2 million, which included $32.4 million of capital expenditures for utility operations and $10.5 million of capital expenditures for the Elm Road Units.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2010. Further discussion of environmental matters is included in MGE Energy's and MGE's 2009 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (28%) of MGE's net generating capability. Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia and may affect those expenditures at other MGE generating facilities. In April 2009, the Columbia owners requested authorization from the PSCW for an emissions reduction project as a result of an environmental initiative. A decision from the PSCW is currently expected in the first quarter of 2011. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. The EPA order gave the WDNR 90 days to address the objections and take action on the September 2008 operating permit. On March 22, 2010, the WDNR gave notice to WPL that they intend to initiate an operating permit revision in response to the EPA's order. In July 2010, MGE received a copy of an NOI letter filed by a citizen group against the EPA based on what the group feels is an unreasonable delay in the EPA performing its duties related to the granting or denial of the Columbia air permit. Specifically, the citizen group alleges that because the WDNR has not acted on the EPA's order within 90 days, the EPA must now act on the permit. On September 22, 2010, WDNR, acted on the Order by issuing a construction permit for public comment. WPL, as the permit holder, filed comments raising a number of concerns and objections to the proposed permit.

Air Permitting Violation Claims

In September 2010, Sierra Club filed in U.S. District Court for the Western District of Wisconsin a complaint against WPL, as owner and operator of Columbia, based on allegations that modifications were made at the facilities without complying with the PSD program requirements, Title V Operating Permit requirements of the CAA and state regulatory counterparts contained within the Wisconsin state implementation plans (SIP) designed to implement the CAA. Neither MGE nor WPSC were named as parties in this litigation. In October 2010, WPL filed a response with the court denying the Sierra Club's allegations.

In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Columbia required either state or federal CAA permits, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities required the installation of pollution control technology, changed operating conditions including use of alternative fuels other than coal, caps for emissions and limitations on generation including retirement of generating units and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Columbia, MGE would likely incur additional capital and operating expenditures. MGE is currently reviewing the allegations and is unable to predict their impact on its financial condition or results of operations but believes that an adverse outcome could have a significant effect. MGE and the other co-owners of Columbia are exploring settlement options while WPL is simultaneously defending against these allegations. WPL believes the projects at Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

Air quality

Air quality regulations promulgated by the EPA and the WDNR in accordance with the CAA and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2) nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically.

Various initiatives, including the EPA's proposed Transport Rule, maximum achievable control technology (MACT) standards, new source performance standards (NSPS) and the Clean Air Visibility Rule (also known as the Regional Haze Rule), as well as state mercury emissions limits, are expected to result in additional operating and capital expenditure costs for electric generating units.

EPA's Proposed Transport Rule (To Replace the Clean Air Interstate Rule (CAIR))

On July 6, 2010, the EPA issued a proposed initial rule called the "Transport Rule" designed to address ozone and fine particulate air pollution from 31 states in the eastern portion of the United States. The 31 states will need to reduce NOx and SO2 air emissions, which are "pre-cursors" or cause the formation of particulate matter and/or ozone pollution. The proposed rule includes the EPA's preferred option and two alternative approaches to reducing emissions and the EPA is seeking comments on these approaches. The EPA's preferred option uses state emissions budgets and intrastate allowance trading (limited interstate trading will be allowed) to achieve reductions in NOx and SO2. The first alternative does not allow any interstate allowance trading and the second alternative does not permit either interstate or intrastate trading, but specifies allowable emission limits for each power plant. In addition, the EPA will require Federal Implementation Plans for those states that significantly contribute to nonattainment or maintaining attainment in neighboring states. Under the proposed rule, states are divided into three categories: (1) those contributing to particulate matter pollution, (2) those contributing to ozone pollution, and (3) those contributing to both. Wisconsin has been identified as a state contributing to particulate matter only and thus will need to control annual SO2 and NOx emissions, but will not need to control ozone-season NOx. MGE is in the process of assessing the impacts that this rule will have on our generation fleet. We expect that our power plants will be affected and we will need to either secure allowances or implement strategies to reduce NOx and SO2 emissions. The EPA is targeting 2012 for implementation of the Transport Rule.

National Ambient Air Quality Standards

Ozone NAAQS

On January 6, 2010, the EPA published a proposed rule reconsidering the March 12, 2008 8-hour ozone standard. In this proposed rule, the EPA states their intent to revise both the primary (set for protection of public health) and secondary (set for protection of public welfare and environment) ozone standards. These proposed standards have the potential to put several counties in Wisconsin, including ones where MGE has electric generation, in nonattainment. A nonattainment designation may increase capital or operating costs at MGE facilities. The EPA had an August 31, 2010, target date for final action on this reconsideration. That date has passed with no action and the EPA has not announced a new target date. The proposed rule requires designation recommendations due to the EPA by January 2011 based on 2008 through 2010 monitoring data.

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

Sulfur Dioxide NAAQS

On June 22, 2010, the EPA finalized its revised Sulfur Dioxide NAAQS. The rule became effective on August 23, 2010. States are expected to make attainment/nonattainment designations in 2011; however, the ability to designate will be contingent on many steps being in place including modifying and/or adding monitoring sites to many counties, including the counties in which MGE has power plants. Despite the current steps that need to take place to make designations, any facility's PSD application will need to demonstrate compliance with SO2 NAAQS. It is difficult to assess impact on MGE at this time due to the lack of monitoring data and monitoring sites. MGE will continue to evaluate this rule as more information becomes available in Wisconsin.

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

EPA's Determination of Endangerment from Greenhouse Gases

On December 15, 2009, the EPA finalized a finding that six GHGs, when emitted from new motor vehicles and new motor vehicle engines, contribute to greenhouse gas air pollution and endanger public health and welfare under CAA Section 202(a). This endangerment finding allowed for the creation of emission standards of GHGs from mobile sources, which were finalized by the EPA on March 31, 2010. Now that GHG emissions are regulated under the Clean Air Act, stationary source emissions of GHGs may be regulated as well, such as from electric generating utilities. MGE is already addressing its GHGs through voluntary actions, and MGE will continue to monitor proposed GHG legislation and regulatory developments.

EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

On May 13, 2010, the EPA released its final Prevention of Significant Deterioration and Title V Greenhouse Gas "Tailoring Rule." The EPA introduced the Tailoring Rule to address the regulation of stationary sources for GHG emissions. Through this Tailoring Rule the regulation of GHGs will be accomplished using EPA's two principal stationary source permitting programs: The pre-construction permitting and the operations permitting (Title V).

The EPA's Tailoring Rule has been designed to "phase in" facilities subject to PSD or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). Beginning in 2011, sources that trigger PSD or Title V permitting requirements based on other, non-GHG emissions will also need to meet PSD or Title V permitting requirements if they exceed 75,000 tons of CO2 equivalents. By 2013, the EPA will require any facilities with emissions above 100,000 tons to meet their respective PSD and/or Title V requirements. By 2016, it is expected that any new or modified facility with emissions of 50,000 tons of CO2 equivalents per year will be subject to the rule. It is understood that PSD requirements for new or modified sources include the requirement that a plant meet best available control technology (BACT) requirements for any emissions that trigger PSD. The EPA has not provided guidelines on what may be considered BACT. MGE facilities may become subject to this rule if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD.

Proposed Climate Change Legislation

Numerous bills have been introduced in Congress that address climate change from different perspectives, including direct regulation of GHG emissions and the establishment of Federal Renewable Portfolio Standards. It is currently unknown when Congress will resume discussion of legislation containing climate change provisions.

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

WPDES Thermal Discharge Rule

WDNR rules to regulate thermal effluent discharges from point sources in Wisconsin became effective on October 1, 2010. Any WPDES permit issued after October 1, 2010, will need to meet the revised rule requirements. The proposed rules apply strict standards for thermal discharges into inland lakes, streams, rivers, and the Great Lakes. MGE submitted a thermal analysis with its most recent Blount WPDES permit application that showed the thermal impacts were within the acceptable limits of the rule. MGE is waiting to hear from the WDNR on their review of the analysis. If the WNDR does not concur with MGE's analysis, additional studies could be required. Potential costs at Columbia have not been determined at this time. Based on initial reviews of the current revised rules, we do not expect WCCF or the Elm Road Units to be effected by these rules.

WPDES Phosphorus Nutrient Standards

The WDNR is in the process of developing water quality standards for phosphorus in streams, rivers, and inland lakes, including effluent limitations for dischargers. Blount and WCCF both currently discharge phosphorus under their WPDES permits, and it is likely both facilities may have phosphorus limitations added to their permits. It is unknown what the limitations may be at this time, as the WDNR will calculate the limits based on the status of the receiving water and will take into account all dischargers of phosphorus into each receiving water before setting individual permit limits. The rules will become effective following their publication in the Wisconsin Administrative Code. The Blount WPDES permit renewal application has been submitted to the WDNR. If the phosphorus rules become effective before Blount's WPDES renewal permit is issued (permit issuance is expected in the Spring of 2011) then the newly issued permit will likely include the new phosphorus limits. MGE will not know the full extent of this rule on our operations until the WNDR sets water body-specific and site-specific limits. Because of these uncertainties, we cannot estimate the effect that compliance with developing water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

WPDES Mercury Discharge Limit

WPDES permit holders in certain industries, including coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits, then they must apply for a variance as part of their next permit renewal with the WDNR. MGE has applied for a mercury variance for Blount as part of its permit renewal, which was submitted in the fall of 2010. If the variance is not approved, MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed (in the spring of 2011). Given the uncertainties associated with these proceedings and the time required for their resolution, we cannot predict the eventual outcome of the proceedings or estimate the effect that compliance with developing mercury limits will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

Solid waste

Potential Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, that regulates coal combustion byproducts from the electric generating sector. The proposed regulations may require new or additional monitoring of storage sites, may re-classify ash and other coal combustion byproducts, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations. It is not possible to estimate the potential costs associated with the implementation of any of these initiatives at this time.

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

In March 2009, MGE received notification from MISO that in order to meet national electric system reliability standards, MGE will need to keep Blount available at its full capacity until MISO declares that the 90 MW are no longer needed for system reliability. To comply with the MISO directive, MGE will delay plans for retiring 90 MW of generation equipment at Blount. The transition from burning coal to burning only natural gas will still occur by the end of 2011. After 2011, the entire plant will be operated exclusively on natural gas. MGE is working with MISO to develop a detailed agreement for this continued operation, which among other things will include a mechanism for cost recovery. MGE management also began working on an implementation plan.

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

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. Estimated benefits expected to be paid are as follows: $0.3 million in 2012 and $0.3 million in 2013. MGE will recover in rates the costs associated with the discontinuance of coal at Blount. As such, the severance charges, in 2012 and 2013, for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

Other Regulatory Matters

Rate filing

On April 22, 2010, MGE filed an application with the PSCW requesting a 9.4% increase to electric rates and a 2.0% increase to gas rates. The proposed electric increase is intended to cover costs for MGE's share of the Elm Road Units, new environmental equipment at Columbia and transmission reliability enhancements. We have requested that these rates become effective January 1, 2011.

Wisconsin Fuel Rules

In May 2010, Wisconsin's governor signed 2009 Assembly Bill 600 into law as Act 403. The new law requires the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. In August 2010, the PSCW proposed new fuel rules pursuant to this legislation, which are subject to review and comment by the Wisconsin legislature. The new fuel rules are expected to be effective January 1, 2011.

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

A summary of actual weather information in the utility segment's service territory during the three and nine months ended September 30, 2010, as measured by degree days, may be found in results of operations in this Report.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At September 30, 2010, the cost basis of these instruments exceeded their fair value by $2.9 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into futures and basis swaps to take advantage of physical and financial arbitrage opportunities between supply basins and pricing spreads between future months' gas supply. Until thresholds have been achieved, ratepayers receive 100% of the benefits or loss from these deals. If certain thresholds are achieved, MGE shareholders have the ability to receive 40% of the benefits or loss from these deals whereas ratepayers have the ability to receive 60% of the benefits or loss from these deals. At September 30, 2010, none of these instruments were outstanding.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at September 30, 2010, reflects a loss position of $17.7 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. The value of employee benefit plans trusts' assets have increased in value by approximately 4.3% during the nine months ended September 30, 2010.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of September 30, 2010, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2010, MGE Energy's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE Energy, including its subsidiaries, is accumulated and made known to MGE Energy's management, including these officers, by other employees of MGE Energy and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE Energy does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2010, MGE Energy's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE Energy intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2010, there were no changes in MGE Energy's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, MGE Energy's internal control over financial reporting.

Item 4T. Controls and Procedures.

During the third quarter of 2010, MGE's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to MGE, including its subsidiaries, is accumulated and made known to MGE's management, including these officers, by other employees of MGE and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, MGE does not control or manage certain of its unconsolidated entities and thus, its access and ability to apply its procedures to those entities is more limited than is the case for its consolidated subsidiaries.

As of September 30, 2010, MGE's principal executive officer and the principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. MGE intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2010, there were no changes in MGE's internal control over financial reporting that materially affected, or are reasonable likely to materially affect, MGE's internal control over financial reporting.

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

Also see Footnote 9a and 9c for a description of several proceedings involving MGE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
July 1-31, 2010	41,450	$36.98	-	-
August 1-31, 2010	34,340	37.25	-	-
September 1-30, 2010	73,450	38.80	-	-
Total	149,240	$37.94	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 4, 2010	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 4, 2010	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 4, 2010	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 4, 2010	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)