Form 10-Q
period 2011-03-31
MADISON GAS & ELECTRIC CO
filed 2011-05-06
CIK 61339

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2011

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

Number of Shares Outstanding of Each Class of Common Stock as of April 29, 2011
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

6

Consolidated Statements of Income (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Consolidated Balance Sheets (unaudited)

8

Consolidated Statements of Common Equity (unaudited)

9

Madison Gas and Electric Company

10

Consolidated Statements of Income (unaudited)

10

Consolidated Statements of Cash Flows (unaudited)

11

Consolidated Balance Sheets (unaudited)

12

Consolidated Statements of Common Equity (unaudited)

13

MGE Energy, Inc., and Madison Gas and Electric Company

14

Notes to Consolidated Financial Statements (unaudited)

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

45

Item 4. Controls and Procedures.

47

PART II. OTHER INFORMATION.

48

Item 1. Legal Proceedings.

48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

48

Item 6. Exhibits.

48

Signatures - MGE Energy, Inc.

49

Signatures - Madison Gas and Electric Company

50

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant (a) include those factors discussed in the Registrants' 2010 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report; and Item 8. Financial Statements and Supplementary Data - Note 18, as updated by Part I, Item 1. Financial Statements - Note 9 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents also are available to the public from commercial document retrieval services, the website maintained by the SEC at http://www.sec.gov, MGE Energy's website at http://www.mgeenergy.com, and MGE's website at http://www.mge.com. Copies may be obtained from our websites free of charge. Information contained on MGE Energy's and MGE's websites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	Allowance for Funds Used During Construction
Alliant	Alliant Energy Corporation
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CWDC	Central Wisconsin Development Corporation
DOE	U.S. Department of Energy
Dth	Dekatherms
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
EGU	Electric Generating Unit
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICI Boilers	Industrial, Commercial, or Institutional Boilers
IRS	Internal Revenue Service
kWh	Kilowatt-hour
MACT	Maximum Achievable Control Technology
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NO2	Nitrogen Dioxide
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
OPRB	Other Postretirement Benefits

PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.
Consolidated Statements of Income (unaudited)
(In thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2011	2010
Operating Revenues:
Regulated electric revenues	$86,007	$81,994
Regulated gas revenues	77,437	76,547
Nonregulated revenues	1,161	1,102
Total Operating Revenues	164,605	159,643

Operating Expenses:
Fuel for electric generation	11,049	8,901
Purchased power	17,581	21,467
Cost of gas sold	50,947	52,684
Other operations and maintenance	39,413	41,030
Depreciation and amortization	10,016	9,222
Other general taxes	4,701	4,564
Total Operating Expenses	133,707	137,868
Operating Income	30,898	21,775

Other income, net	2,386	4,721
Interest expense, net	(4,850)	(3,908)
Income before income taxes	28,434	22,588
Income tax provision	(10,651)	(8,328)
Net Income	$17,783	$14,260

Earnings Per Share of Common Stock
(basic and diluted)	$0.77	$0.62

Dividends per share of common stock	$0.375	$0.368

Average Shares Outstanding
(basic and diluted)	23,114	23,114

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net income	$17,783	$14,260
Items not affecting cash:
Depreciation and amortization	10,016	9,222
Deferred income taxes	1,622	(338)
Provision for doubtful receivables	1,038	848
Employee benefit plan expenses	3,394	3,149
Equity earnings in ATC	(2,097)	(2,186)
Gain on sale of property	(33)	(2,599)
Other items	211	1,119
Changes in working capital items:
Decrease in current assets	29,753	16,392
Decrease in current liabilities	(7,279)	(4,268)
Dividend income from ATC	1,682	1,693
Cash contributions to pension and other postretirement plans	(19,188)	(8,733)
Other noncurrent items, net	1,135	1,449
Cash Provided by Operating Activities	38,037	30,008

Investing Activities:
Capital expenditures	(9,843)	(14,415)
Capital contributions to investments	(425)	(532)
Purchase of investment - land	(1,794)	-
Proceeds from sale of property	33	2,731
Other	(452)	(52)
Cash Used for Investing Activities	(12,481)	(12,268)

Financing Activities:
Cash dividends paid on common stock	(8,670)	(8,515)
Repayment of long-term debt	(500)	(277)
Issuance of long-term debt	30,000	50,000
Decrease in short-term debt	(22,500)	(53,000)
Other	(311)	-
Cash Used for Financing Activities	(1,981)	(11,792)

Change in Cash and Cash Equivalents:	23,575	5,948
Cash and cash equivalents at beginning of period	7,110	4,704
Cash and cash equivalents at end of period	$30,685	$10,652

The accompanying notes are an integral part of the consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets (unaudited)
(In thousands)
	March 31,	December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$30,685	$7,110
Receivable - margin account	3,100	2,501
Accounts receivable, less reserves of $4,359 and $3,994, respectively	43,557	40,153
Other accounts receivable, less reserves of $576 and $595, respectively	3,869	4,082
Unbilled revenues	24,770	29,220
Materials and supplies, at average cost	15,968	17,642
Fossil fuel	7,321	6,758
Stored natural gas, at average cost	7,441	22,839
Prepaid taxes	11,333	22,496
Regulatory assets - current	1,098	1,732
Other current assets	6,313	7,769
Total Current Assets	155,455	162,302
Regulatory assets	122,248	121,085
Other deferred assets and other	11,188	10,654
Property, Plant, and Equipment:
Property, plant, and equipment, net	932,090	857,572
Construction work in progress	37,557	110,435
Total Property, Plant, and Equipment	969,647	968,007
Investments	58,593	55,845
Total Assets	$1,317,131	$1,317,893

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$1,667
Short-term debt	-	22,500
Accounts payable	27,881	32,555
Accrued interest and taxes	4,177	3,990
Accrued payroll related items	6,621	8,525
Deferred income taxes	553	2,398
Other current liabilities	9,590	9,577
Total Current Liabilities	51,489	81,212
Other Credits:
Deferred income taxes	170,406	166,774
Investment tax credit - deferred	2,006	2,081
Regulatory liabilities	21,731	23,772
Accrued pension and other postretirement benefits	106,558	123,648
Other deferred liabilities and other	67,812	60,975
Total Other Credits	368,513	377,250
Capitalization:
Common shareholders' equity	534,265	525,080
Long-term debt	362,864	334,351
Total Capitalization	897,129	859,431
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,317,131	$1,317,893

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity (unaudited)
(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Total
2010
Beginning balance - Dec. 31, 2009	23,114	$23,114	$316,268	$162,208	$205	$501,795
Net income				14,260		14,260
Other comprehensive income/(loss):
Net unrealized gain on investments,
net of $5 tax					8	8
Common stock dividends declared
($0.368 per share)				(8,515)		(8,515)
Ending Balance - Mar. 31, 2010	23,114	$23,114	$316,268	$167,953	$213	$507,548

2011
Beginning balance - Dec. 31, 2010	23,114	$23,114	$316,268	$185,556	$142	$525,080
Net income				17,783		17,783
Other comprehensive income/(loss):
Net unrealized gain on investments,
net of $48 tax					72	72
Common stock dividends declared
($.375 per share)				(8,670)		(8,670)
Ending Balance - Mar. 31, 2011	23,114	$23,114	$316,268	$194,669	$214	$534,265

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating Revenues:
Regulated electric revenues	$86,007	$81,994
Regulated gas revenues	77,437	76,547
Nonregulated revenues	1,161	1,102
Total Operating Revenues	164,605	159,643

Operating Expenses:
Fuel for electric generation	11,049	8,901
Purchased power	17,581	21,467
Cost of gas sold	50,947	52,684
Other operations and maintenance	39,235	40,911
Depreciation and amortization	10,016	9,222
Other general taxes	4,701	4,564
Income tax provision	9,891	6,338
Total Operating Expenses	143,420	144,087
Operating Income	21,185	15,556

Other Income and Deductions:
AFUDC - equity funds	87	58
Equity in earnings in ATC	2,097	2,186
Income tax provision	(806)	(1,954)
Other income, net	113	2,464
Total Other Income and Deductions	1,491	2,754
Income before interest expense	22,676	18,310

Interest Expense:
Interest on long-term debt	4,991	4,512
Other interest, net	(147)	(402)
AFUDC - borrowed funds	(35)	(23)
Net Interest Expense	4,809	4,087
Net Income	$17,867	$14,223
Less Net Income Attributable to Noncontrolling Interest, net of tax	(5,933)	(5,096)
Net Income Attributable to MGE	$11,934	$9,127

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows (unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities:
Net income	$17,867	$14,223
Items not affecting cash:
Depreciation and amortization	10,016	9,222
Deferred income taxes	1,412	(338)
Provision for doubtful receivables	1,038	848
Employee benefit plan expenses	3,394	3,149
Equity earnings in ATC	(2,097)	(2,186)
Gain on sale of property	(33)	(2,599)
Other items	423	1,119
Changes in working capital items:
Decrease in current assets	28,893	7,529
Increase (decrease) in current liabilities	(7,441)	1,863
Dividend income from ATC	1,682	1,693
Cash contributions to pension and other postretirement plans	(19,188)	(8,733)
Other noncurrent items, net	1,110	1,430
Cash Provided by Operating Activities	37,076	27,220

Investing Activities:
Capital expenditures	(9,843)	(14,415)
Capital contributions to investments	(355)	(532)
Proceeds from sale of property	33	2,731
Other	55	(11)
Cash Used for Investing Activities	(10,110)	(12,227)

Financing Activities:
Cash dividends paid to parent by MGE	(6,596)	(6,478)
Distributions to parent from noncontrolling interest	(33,000)	(43,607)
Equity contribution received by noncontrolling interest	356	533
Affiliate financing of Elm Road	-	(4,193)
Repayment of long-term debt	(500)	(277)
Issuance of long-term debt	30,000	50,000
Decrease in short-term debt	(3,500)	(5,500)
Other	(309)	-
Cash Used for Financing Activities	(13,549)	(9,522)

Change in Cash and Cash Equivalents:	13,417	5,471
Cash and cash equivalents at beginning of period	4,494	2,474
Cash and cash equivalents at end of period	$17,911	$7,945

The accompanying notes are an integral part of the consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets (unaudited)
(In thousands)
	March 31,	December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$17,911	$4,494
Receivable - margin account	3,100	2,501
Accounts receivable, less reserves of $4,359 and $3,994, respectively	43,557	40,153
Affiliate receivables	538	638
Other accounts receivable, less reserves of $576 and $595, respectively	3,866	4,063
Unbilled revenues	24,770	29,220
Materials and supplies, at average cost	15,968	17,642
Fossil fuel	7,321	6,758
Stored natural gas, at average cost	7,441	22,839
Prepaid taxes	11,269	21,500
Regulatory assets - current	1,098	1,732
Other current assets	6,298	7,742
Total Current Assets	143,137	159,282
Affiliate receivable long-term	7,281	7,413
Regulatory assets	122,248	121,085
Other deferred assets and other	8,302	8,337
Property, Plant, and Equipment:
Property, plant, and equipment, net	931,957	857,442
Construction work in progress	37,557	110,435
Total Property, Plant, and Equipment	969,514	967,877
Investments	55,775	54,947
Total Assets	$1,306,257	$1,318,941

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$1,667
Short-term debt	-	3,500
Accounts payable	27,881	32,524
Affiliate payables	3,076	24
Accrued interest and taxes	4,885	7,294
Accrued payroll related items	6,621	8,525
Deferred income taxes	553	2,398
Other current liabilities	8,836	9,472
Total Current Liabilities	54,519	65,404
Other Credits:
Deferred income taxes	167,796	164,399
Investment tax credit - deferred	2,006	2,081
Regulatory liabilities	21,731	23,772
Accrued pension and other postretirement benefits	106,558	123,648
Other deferred liabilities and other	67,812	60,977
Total Other Credits	365,903	374,877
Capitalization:
Common shareholders' equity	407,689	402,316
Noncontrolling interest	115,282	141,993
Total Equity	522,971	544,309
Long-term debt	362,864	334,351
Total Capitalization	885,835	878,660
Commitments and contingencies (see Footnote 9)	-	-
Total Liabilities and Capitalization	$1,306,257	$1,318,941

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Common Equity (unaudited)
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Total
2010
Beginning balance - Dec. 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943	$569,725
Net income				9,127		5,096	14,223
Other comprehensive income/(loss):
Net unrealized gain on
investments, net of $9 tax					13		13
Cash dividends paid to parent
by MGE				(6,478)			(6,478)
Equity contribution received by
noncontrolling interest						533	533
Distributions to parent from
noncontrolling interest						(43,607)	(43,607)
Ending balance - Mar. 31, 2010	17,348	$17,348	$192,417	$183,554	$125	$140,965	$534,409

2011
Beginning balance - Dec. 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993	$544,309
Net income				11,934		5,933	17,867
Other comprehensive income/(loss):
Net unrealized gain on
investments, net of $23 tax					35		35
Cash dividends paid to parent
by MGE				(6,596)			(6,596)
Equity contribution received by
noncontrolling interest						356	356
Distributions to parent from
noncontrolling interest						(33,000)	(33,000)
Ending balance - Mar. 31, 2011	17,348	$17,348	$192,417	$197,818	$106	$115,282	$522,971

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2011

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power West Campus and MGE Power Elm Road own electric generating assets and lease those assets to MGE. MGE has consolidated MGE Power West Campus and MGE Power Elm Road. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements.

The accompanying consolidated financial statements as of March 31, 2011, and for the three months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2010 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 55 through 109 of the 2010 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy purchases stock in the open market for issuance pursuant to its Stock Plan. All MGE Energy common stock issued under the Stock Plan is sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy may issue new shares of its common stock through the Stock Plan. For both the three months ended March 31, 2011 and 2010, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

c.

Secured Debt - MGE Energy and MGE.

On February 28, 2011, MGE Power Elm Road issued $30 million of 4.74% senior secured notes due February 25, 2041. MGE Power Elm Road distributed the net proceeds from the sale of notes to MGE Energy, which used that distribution to repay existing short-term indebtedness, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, which commenced on March 25, 2011, and continue until maturity. The principal payments are level over the life of the notes, for an effective average life of 15 years. The Note Purchase Agreement requires MGE Power Elm Road to maintain a debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the long-term lease. As of March 31, 2011, MGE Power Elm Road is in compliance with the covenant requirements.

14

3.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income represents the change in equity during a period from transactions and other events and circumstances from nonowner sources. MGE Energy's and MGE's total comprehensive income is:

	Three Months Ended
(In thousands)	March 31,
	2011	2010
MGE Energy
Net income	$17,783	$14,260
Unrealized gain on available-for-sale securities, net of tax ($48 and $5)	72	8
Total comprehensive income	$17,855	$14,268

MGE
Net income	$17,867	$14,223
Unrealized gain on available-for-sale securities, net of tax ($23 and $9)	35	13
Total comprehensive income	$17,902	$14,236
Less: Comprehensive income attributable to noncontrolling interest	(5,933)	(5,096)
Comprehensive income attributable to MGE	$11,969	$9,140

4.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2011 and 2010, MGE Transco recorded equity earnings from the investment in ATC of $2.1 million and $2.2 million, respectively. Dividend income received from ATC was $1.7 million for both the three months ended March 31, 2011 and 2010. In addition, during the three months ended March 31, 2011 and 2010, MGE Transco made $0.4 million and $0.5 million, respectively, in cash contributions to ATC.

MGE Energy and MGE's investment in ATC as of March 31, 2011 and December 31, 2010 was $55.0 million and $54.2 million, respectively.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax) in other income. The transaction was approved by the PSCW.

At March 31, 2011, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three months ended March 31, 2011 and 2010, is as follows:

	Three Months Ended
(In thousands)	March 31,
	2011	2010
Operating revenues	$139,617	$138,491
Operating expenses	(63,126)	(62,812)
Other expense, net	(358)	(198)
Interest expense, net	(21,897)	(20,364)
Earnings before members' income taxes	$54,236	$55,117

15

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

MGE Energy will file an application with its 2010 tax returns to change its tax method of accounting for gas repairs. This method change accelerates tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. During the three months ended March 31, 2011, MGE Energy and MGE established a liability in the amount of $1.2 million for the tax uncertainty related to the change in tax method of accounting for repairs. At March 31, 2011, MGE Energy and MGE have an unrecognized tax benefit in the amount of $5.6 million for the tax uncertainty primarily related to the change in tax method of accounting for electric and gas repairs. At December 31, 2010, the unrecognized tax benefit was $4.4 million primarily for the tax uncertainty related to the change in tax method of accounting for electric repairs.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three months ended March 31, 2011, is 37.5% compared to 36.9% for the same period in 2010; and MGE's effective income tax rate for the three months ended March 31, 2011, is 37.5%, compared to 36.8% for the same period in 2010. The increase in effective tax rate is, in part, attributable to a lower domestic manufacturing deduction.

6.

Elm Road - MGE Energy and MGE.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road has leased the Elm Road Units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred.

As of March 31, 2011, $195.1 million related to this project was placed in-service on MGE Energy's and MGE's consolidated balance sheets.

MGE has approval from the PSCW to defer the recovery of the payments made to MGE Power Elm Road for carrying costs during construction of the generating units. The total carrying costs on the Elm Road Units is $62.2 million.

MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, $17.0 million relates to the capitalized interest and the debt portion of the units. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $45.2 million represents the equity portion and is being recognized over the period allowed for recovery in rates.

During 2011, MGE will recover $4.8 million in carrying costs associated with the Elm Road Units. For the three months ended March 31, 2011, $1.2 million related to the carrying costs were recovered in rates. Of this amount, $0.3 million relates to the debt portion of the units and was deferred on the consolidated financial statements of MGE Energy and MGE. The remaining $0.9 million represents the equity portion and was recognized as nonregulated revenues in the consolidated financial statements of MGE Energy and MGE.

16

7.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has deferred contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three months ended March 31, 2011 and 2010. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During the three months ended March 31, 2011 and 2010, $0.7 million has been recovered in rates.

	Three Months Ended
(In thousands)	March 31,
	2011	2010
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,540	$1,534
Interest cost	3,080	3,041
Expected return on assets	(3,531)	(2,974)
Amortization of:
Prior service cost	109	111
Actuarial loss	946	876
Net periodic benefit cost	$2,144	$2,588

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$487	$483
Interest cost	982	990
Expected return on assets	(396)	(309)
Amortization of:
Transition obligation	107	107
Prior service cost	27	28
Actuarial loss	111	110
Net periodic benefit cost	$1,318	$1,409

8.

Share-Based Compensation - MGE Energy and MGE.

Under the Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2007 through 2010, on January 21, 2011, 15,655 units were granted based on the MGE Energy closing stock price as of that date. These newly-granted units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measured the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at March 31, 2011, as required by applicable accounting standards. Changes in fair value as well as the original grant have been recognized as compensation cost. Since this amount will be re-measured throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon also using the graded vesting method.

During the three months ended March 31, 2011 and 2010, MGE recorded $0.1 million and $0.2 million, respectively, in compensation expense as a result of the Performance Unit Plan. In January 2011, cash payments of $0.5 million were distributed pertaining to the 2006 Performance Unit Plan. No forfeitures occurred during the three months ended March 31, 2011 or 2010. At March 31, 2011, $1.2 million of these awards were vested.

17

9.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

Solid waste

Lenz Oil Site

MGE is listed as a potentially responsible party for a site on the EPA's national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. As of December 31, 2009, the EPA has agreed on a remedy for the Lenz Oil site. The remedy included a five year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five year implementation plan. MGE has provided money for site cleanup, however, the cleanup process has not begun. We will not know if additional costs exist at the site until cleanup is completed. At March 31, 2011, MGE's portion is less than $0.1 million. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that the cleanup costs not covered by insurance will be recovered in current and future rates.

Proposed Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, that regulates coal combustion byproducts from the electric generating sector. The proposed regulations may require new or additional monitoring of storage sites, may re-classify ash and other coal combustion byproducts, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations and cannot estimate the potential costs associated with a finalized rule.

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

EPA Cooling Water Intake Rules (Section 316(b))

On March 28, 2011, the EPA proposed and asked for public comment on standards to reduce entrainment and impingement of fish and other aquatic life from existing structures designed to take in cooling water for plants such as power plants. This rule is commonly referred to as Phase II of 316(b). The proposed rule includes provisions for structures designed to take in as little as two million gallons per day. MGE is currently evaluating how and to what extent this proposed rule affects our generating facilities.

WPDES Thermal Discharge Rule

WDNR rules to regulate thermal effluent discharges from point sources in Wisconsin became effective on October 1, 2010. As WPDES permits are issued or renewed, MGE will need to meet the revised rule requirements. MGE submitted a thermal analysis with its most recent Blount WPDES permit application that showed thermal impacts within the acceptable limits of the rule. MGE is waiting to hear from the WDNR on their review of the analysis. If the WNDR does not concur with MGE's analysis, additional studies could be required.

WPDES Phosphorus Nutrient Standards

The WDNR is in the process of developing water quality standards for phosphorus in streams, rivers, and inland lakes, including effluent limitations for dischargers. Blount and WCCF both currently discharge phosphorus under their WPDES permits, and it is likely both facilities may have phosphorus limitations added to their permits. It is unclear at this time if current phosphorus use at our plants will meet the future standards. Because of this uncertainty, we cannot estimate the effect that compliance with developing water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

WPDES Mercury Discharge Limit

WPDES permit holders in certain industries, including coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits, then they must apply for a variance as part of their next permit renewal with the WDNR. MGE has applied for a mercury variance for Blount as part of its permit renewal, which was submitted in the fall of 2010. If the variance is not approved, MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed. We cannot estimate the effect that compliance with developing mercury water quality standards will have on the operation of our generating facilities and our future results of operations, cash flows, and financial position.

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

Maximum Achievable Control Technologies (MACT) and National Emissions Standards for Hazardous Air Pollutants

On March 16, 2011, the EPA proposed and asked for public comments on pollution control standards to limit mercury, acid gases and other hazardous air pollutants from new and existing electric generating units (EGU) in power plants. This proposed rule is commonly referred to as EGU MACT. The current version of this proposed rule establishes numerical limits for HAPs, work practice methods, and other standards based on several defined subcategories of EGUs. MGE is still evaluating this rule and cannot determine at this time how this rule will affect our current generation fleet.

On March 21, 2011, the EPA finalized its MACT rule for industrial, commercial and institutional (ICI) boilers commonly referred to as Boiler MACT. The final rule includes provisions for ICI boilers that burn fossil fuels including coal, oil and natural gas. MGE owns some smaller natural gas and oil-burning boilers that are governed under this rule. MGE is currently evaluating the final rule to determine how it will affect our operations.

EPA's Proposed Transport Rule (To Replace the Clean Air Interstate Rule (CAIR))

On July 6, 2010, the EPA issued a proposed initial rule called the "Transport Rule" designed to address ozone and fine particulate air pollution from 31 states in the eastern portion of the United States. The 31 states will need to reduce NOx and/or SO2 air emissions, which are "pre-cursors" or cause the formation of particulate matter and/or ozone pollution. Wisconsin has been identified as a state contributing to particulate matter only and thus will need to control annual SO2 and NOx emissions, but will not need to control ozone-season NOx. We expect that our power plants will be affected and we will need either to secure allowances or to implement strategies to reduce NOx and SO2 emissions. The EPA is targeting 2012 for implementation of the Transport Rule.

National Ambient Air Quality Standards (NAAQS) for Ozone, Nitrogen Dioxide and Sulfur Dioxide

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide (NO2), particulate matter (PM), ozone, SO2, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels based on effects to human health and the environment, and changes to those NAAQS can affect compliance requirements and associated capital and operating costs. The EPA is required to review NAAQS every five years. MGE is currently tracking three NAAQS developments; (1) the EPA's January 2010 proposed revisions to its Ozone NAAQS, (2) modeling requirements for the EPA's January 2010 final revisions to NO2 NAAQS, and (3) the WDNR's attainment/nonattainment designations associated with the EPA's June 2010 final revisions to its SO2 NAAQS. These three NAAQS developments have a potential to effect capital and maintenance costs at our generating facilities.

Current Climate Change Regulations

On May 13, 2010, the EPA released its final Prevention of Significant Deterioration (PSD) revisions and its Title V Greenhouse Gas "Tailoring Rule" under Section 111 of the Clean Air Act (CAA). Under these rule revisions, facilities that meet a 25,000 metric ton GHG threshold would need to obtain or modify their Title V air permits during their next permit renewal to include GHGs as permitted air emissions. New or modified facilities meeting additional GHG (and other air emissions) thresholds would need to request a revision to their permit under PSD and apply best available control technologies (BACT) to minimize their releases of GHG emissions. Current technologies for minimizing GHGs are scarce. As these technologies advance, meeting BACT may require substantial capital expenses and additional permitting requirements may be developed under this section of the CAA.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (26%) of MGE's net generating capability. Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia and may affect those expenditures at other MGE generating facilities.

Certificate of Authority

In April 2009, the Columbia owners requested authorization from the PSCW for an emissions reduction project as a result of an environmental initiative. On March 11, 2011 the PSCW issued a Certificate and Order authorizing the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. The operator's current estimates show that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million and are expected to occur between 2011 - 2014 timeframe. According to the current estimate, this project is expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. The PSCW has permitted MGE to defer pre-certification costs related to compliance with environmental regulations at Columbia. Additionally, MGE is entitled to a carrying cost on the related construction costs at a 100% AFUDC rate. As of March 31, 2011, MGE had incurred $1.0 million (excluding carrying costs) in deferred pre-certification and construction expenditures at Columbia related to the proposed project.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. In September 2010, the WDNR acted on the order by issuing a draft construction permit and a revised operation permit for public comment. In February 2011, the WDNR issued a letter stating its determination not to issue either the proposed construction permit or a revised operation permit for Columbia. Thus, MGE believes the permits currently in effect for Columbia remain in place at this time. In February 2011, the citizen group involved filed an action against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. Proceedings in the matter have been stayed until June 2011.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In September 2010, Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. Proceedings have been stayed until May 11, 2011 to explore settlement options. The trial date has been scheduled for April 2012.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Columbia required either state or federal CAA permits, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities in similar matters required the installation of pollution control technology, changed operating conditions (including use of alternative fuels other than coal), caps for emissions and limitations on generation (including retirement of generating units) and other supplemental environmental projects. Should similar remedies be required for final resolution of these matters at Columbia, MGE would likely incur additional capital and operating expenditures. MGE and the other co-owners of Columbia are exploring settlement options with the EPA and Sierra Club while simultaneously defending against these allegations. WPL has informed MGE that WPL believes the projects at Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA. At this time, MGE is unable to predict the impact of these claims on its financial condition or results of operations but believes that should there ultimately be an adverse outcome, it could have a significant effect.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until August 31, 2011. At March 31, 2011, MGE has outstanding a $3.8 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of March 31, 2011, the servicing asset recognized by MGE is $0.1 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2011, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2011 and the next four years on the loans are:

(In thousands)
2011	$514
2012	513
2013	546
2014	365
2015	678

c.

Other Legal Matters.

MGE is involved in various other legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. MGE has accrued for such matters in the financial statements. The ultimate outcomes of such matters are uncertain and may have an adverse effect on MGE Energy's and MGE's results of operations, financial position, or cash flows.

d.

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE.

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of March 31, 2011, the fixed payments for firm supply pipeline transportation and storage capacity for the remainder of 2011 and the next four years are as follows:

(In thousands)
2011	$10,681
2012	17,071
2013	17,037
2014	16,842
2015	16,688

e.

Coal Contracts - MGE Energy and MGE.

Fuel procurement for MGE's jointly owned Columbia and Elm Road Units are handled by WPL and WEPCO, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of March 31, 2011, of the total coal commitments for the Columbia and Elm Road Units for the remainder of 2011 and the next four years.

(In thousands)
2011	$19,716
2012	29,462
2013	13,288
2014	3,608
2015	-

f.

Smart Grid Investment Grant - MGE Energy and MGE.

MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of March 31, 2011, MGE has spent $3.5 million related to these projects and has outstanding agreements to purchase $0.9 million in smart grid related products for the remainder of 2011.

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

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are $0.3 million in both 2012 and 2013. Total benefits paid as of March 31, 2011 are $1.1 million.

MGE continues to recover in rates the costs associated with the severance benefits at Blount in the year of expected cash payment. The severance charges to be recovered in rates have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

The following table presents the activity in the restructuring accrual from December 31, 2010, through March 31, 2011:

(In thousands)
Balance at December 31, 2010	$259
Additional expense, net	41
Cash payments during the period	(24)
Balance at March 31, 2011	$276

The exit plan has also resulted in accelerated depreciation for the Blount assets expected to be retired in 2011 and 2013. The majority of these assets are being recovered in rates over a four-year period that began in 2008, with the remaining balance recovered by the end of 2013. For the three months ended March 31, 2011 and 2010, $0.8 million of accelerated depreciation expense had been recognized and recovered in rates each year.

11.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged ranges from eighteen months to four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2011	December 31, 2010
Commodity derivative contracts	535,575 MWh	544,820 MWh
Commodity derivative contracts	3,300,000 Dth	5,420,000 Dth
FTRs	1,066 MW	2,609 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At March 31, 2011, MGE Energy and MGE did not have any cash collateral netted against the net derivative positions. At December 31, 2010, MGE Energy and MGE had $0.5 million in collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2011, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.5 million. At December 31, 2010, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.2 million.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2011 and December 31, 2010, reflects a loss position of $22.2 million and $19.0 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the balance sheet. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2011
Commodity derivative contracts	Other current assets	$995	Other current liabilities	$670
Commodity derivative contracts	Other deferred charges	119	Other deferred liabilities	66
FTRs	Other current assets	115	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other deferred liabilities	22,170

December 31, 2010
Commodity derivative contracts	Other current assets	$649	Other current liabilities	$1,227
Commodity derivative contracts	Other deferred charges	214	Other deferred liabilities	167
FTRs	Other current assets	312	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other deferred liabilities	19,010

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the balance sheet at March 31, 2011 and 2010, and the income statement for the three months ended March 31, 2011 and 2010 (a).

	2011		2010
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended March 31
Balance at January 1,	$19,230	$1,411	$12,542	$1,334
Change in unrealized loss	3,047	-	8,714	-
Realized loss reclassified to a deferred account	(663)	663	(706)	706
Realized gain (loss) reclassified to income
statement	63	(1,569)	(659)	(921)
Balance at March 31,	$21,677	$505	$19,891	$1,119

	Realized losses (gains)
		Fuel for electric
	Regulated	generation/	Cost of
(In thousands)	gas revenues	purchased power	gas sold
Three Months Ended March 31, 2011:
Commodity derivative contracts	$-	$254	$1,315
FTRs	-	(63)	-
Ten-year PPA	-	-	-

Three Months Ended March 31, 2010:
Commodity derivative contracts	$-	$949	$630
FTRs	-	(269)	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2011, certain counterparties were in a net liability of less than $0.1 million. As of December 31, 2010, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2011, no counterparties have defaulted.

25

12.

Rate Matters - MGE Energy and MGE.

a.

Rate proceedings.

On January 12, 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% or $8.0 million and to increase gas rates by 1.0% or $1.9 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2011, will be plus or minus 2%. See below for further description of fuel rules. Authorized return on common stock equity was set at 10.3% based on a 58.1% utility common equity.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decreased 0.74% or $1.5 million. The increase in retail electric rates was driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2010, was plus or minus 2%. Authorized return on common stock equity was set at 10.4% based on a 55.3% utility common equity.

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

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. Under fuel rules, MGE could apply for a fuel surcharge if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Conversely, MGE could be required to provide a fuel credit to its customers if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order.

As of March 31, 2011, MGE's fuel costs are within the range authorized by the PSCW in the most recent rate order; therefore, no fuel credits or surcharges were necessary. In 2010, the PSCW authorized a refund of $0.3 million of over collected 2009 fuel costs and accrued interest via a one-time credit, which was applied to customers' April 2010 bills.

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At March 31, 2011 and December 31, 2010, MGE had over collected $3.3 million and $4.8 million, respectively. These amounts were recorded in other current liabilities on the Consolidated Balance Sheet.

26

13.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2011 and December 31, 2010, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE long-term debt is based on quoted market prices for similar financial instruments at March 31, 2011 and December 31, 2010. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$30,685	$30,685	$7,110	$7,110
Liabilities:
Short-term debt - bank loans	-	-	19,000	19,000
Short-term debt - commercial paper	-	-	3,500	3,500
Long-term debt*	366,473	384,175	336,973	356,395

MGE
Assets:
Cash and cash equivalents	17,911	17,911	4,494	4,494
Liabilities:
Short-term debt - commercial paper	-	-	3,500	3,500
Long-term debt*	366,473	384,175	336,973	356,395

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of March 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$550	$550	$-	$-
Total Assets	$550	$550	$-	$-
Liabilities:
Derivatives, net	$21,677	$(471)	$-	$22,148
Deferred compensation	1,564	1,564	-	-
Total Liabilities	$23,241	$1,093	$-	$22,148

MGE
Assets:
Exchange-traded investments	$317	$317	$-	$-
Total Assets	$317	$317	$-	$-
Liabilities:
Derivatives, net	$21,677	$(471)	$-	$22,148
Deferred compensation	1,564	1,564	-	-
Total Liabilities	$23,241	$1,093	$-	$22,148

	Fair Value as of December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$430	$430	$-	$-
Total Assets	$430	$430	$-	$-
Liabilities:
Derivatives, net(a)	$19,230	$14	$-	$19,216
Deferred compensation	1,525	1,525	-	-
Total Liabilities	$20,755	$1,539	$-	$19,216

MGE
Assets:
Exchange-traded investments	$260	$260	$-	$-
Total Assets	$260	$260	$-	$-
Liabilities:
Derivatives, net(a)	$19,230	$14	$-	$19,216
Deferred compensation	1,525	1,525	-	-
Total Liabilities	$20,755	$1,539	$-	$19,216

(a) These amounts are shown gross and exclude $0.5 million of collateral that was posted against derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2011.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter party transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices with markets with similar exchange traded transactions. The ten-year purchased power agreement (see Footnote 11) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. Inputs to the model require significant management judgment and estimation. The model uses a forward power pricing curve based on exchange-traded contracts in the electric futures market. As described above, the market prices from this source have insufficient volumes and are classified as Level 3 in the fair value hierarchy. To project future prices beyond the period in which these quoted market prices are available, MGE calculates the price based on forward gas prices and an implied heat rate. MGE considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model incorporates discounting, credit, and model risks. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended
(In thousands)	March 31,
	2011	2010
Balance as of January 1,	$(19,216)	$(13,047)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(2,932)	(6,615)
Included in other comprehensive income	-	-
Included in earnings	(8)	(655)
Included in current assets	-	(24)
Purchases	-	-
Sales	71	101
Issuances	-	-
Settlements	(63)	578
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(22,148)	$(19,662)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at March 31,(b)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended
(In thousands)	March 31,
	2011	2010
Purchased Power Expense	$(8)	$(630)
Cost of Gas Sold Expense	-	(25)
Total	$(8)	$(655)

(b) MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and shareholders have the ability to receive a set percentage of the benefit or loss from these deals if certain thresholds are achieved. Under these derivatives, only the gains or losses associated with customers are subject to regulatory deferral. The remaining shareholder portion is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

14.

New Accounting Pronouncements - MGE Energy and MGE.

Fair Value Measurements and Disclosures.

In January 2010, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements. This authoritative guidance became effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective January 1, 2011. The authoritative guidance did not have any financial impact, but required additional disclosures. See Footnote 13 for additional information.

15.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2010 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands)			Non-			Consolidation/
MGE Energy			Regulated	Transmission	All	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Others	Entries	Total
Three months ended March 31, 2011
Operating revenues	$86,007	$77,437	$1,161	$-	$-	$-	$164,605
Interdepartmental revenues	107	991	9,396	-	-	(10,494)	-
Total operating revenues	86,114	78,428	10,557	-	-	(10,494)	164,605
Depreciation and amortization	(6,977)	(1,337)	(1,702)	-	-	-	(10,016)
Other operating expenses	(70,916)	(63,053)	(39)	-	(177)	10,494	(123,691)
Operating income (loss)	8,221	14,038	8,816	-	(177)	-	30,898
Other income, net	157	44	-	2,097	88	-	2,386
Interest expense, net	(2,700)	(761)	(1,348)	-	(41)	-	(4,850)
Income (loss) before taxes	5,678	13,321	7,468	2,097	(130)	-	28,434
Income tax (provision) benefit	(1,601)	(5,248)	(2,997)	(852)	47	-	(10,651)
Net income (loss)	$4,077	$8,073	$4,471	$1,245	$(83)	$-	$17,783

Three Months ended March 31, 2010
Operating revenues	$81,994	$76,547	$1,102	$-	$-	$-	$159,643
Interdepartmental revenues	110	4,301	7,476	-	-	(11,887)	-
Total operating revenues	82,104	80,848	8,578	-	-	(11,887)	159,643
Depreciation and amortization	(6,803)	(1,284)	(1,135)	-	-	-	(9,222)
Other operating expenses	(72,406)	(67,978)	(30)	-	(119)	11,887	(128,646)
Operating income (loss)	2,895	11,586	7,413	-	(119)	-	21,775
Other (deductions) income, net	2,049	578	(104)	2,185	13	-	4,721
Interest (expense) income, net	(2,652)	(748)	(687)	-	179	-	(3,908)
Income before taxes	2,292	11,416	6,622	2,185	73	-	22,588
Income tax provision	(298)	(4,501)	(2,616)	(877)	(36)	-	(8,328)
Net income	$1,994	$6,915	$4,006	$1,308	$37	$-	$14,260

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands)			Non-		Consolidation/
MGE			Regulated	Transmission	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Entries	Total
Three Months ended March 31, 2011
Operating revenues	$86,007	$77,437	$1,161	$-	$-	$164,605
Interdepartmental revenues	107	991	9,396	-	(10,494)	-
Total operating revenues	86,114	78,428	10,557	-	(10,494)	164,605
Depreciation and amortization	(6,977)	(1,337)	(1,702)	-	-	(10,016)
Other operating expenses*	(72,551)	(68,311)	(3,036)	-	10,494	(133,404)
Operating income*	6,586	8,780	5,819	-	-	21,185
Other income, net *	191	54	-	1,246	-	1,491
Interest expense, net	(2,700)	(761)	(1,348)	-	-	(4,809)
Net income	4,077	8,073	4,471	1,246	-	17,867
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,933)	(5,933)
Net income attributable to MGE	$4,077	$8,073	$4,471	$1,246	$(5,933)	$11,934

Three Months ended March 31, 2010
Operating revenues	$81,994	$76,547	$1,102	$-	$-	$159,643
Interdepartmental revenues	110	4,301	7,476	-	(11,887)	-
Total operating revenues	82,104	80,848	8,578	-	(11,887)	159,643
Depreciation and amortization	(6,803)	(1,284)	(1,135)	-	-	(9,222)
Other operating expenses*	(71,864)	(72,242)	(2,646)	-	11,887	(134,865)
Operating income*	3,437	7,322	4,797	-	-	15,556
Other (deductions) income, net*	1,209	341	(104)	1,308	-	2,754
Interest expense, net	(2,652)	(748)	(687)	-	-	(4,087)
Net income	1,994	6,915	4,006	1,308	-	14,223
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,096)	(5,096)
Net income attributable to MGE	$1,994	$6,915	$4,006	$1,308	$(5,096)	$9,127

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

16.

Subsequent Events - MGE Energy and MGE.

a.

ATC Capital Contribution.

On April 29, 2011, MGE Transco made a voluntary $0.3 million capital contribution to ATC.

b.

Share-Based Compensation.

On April 15, 2011, the MGE Energy Board of Directors approved an amendment to the MGE Energy 2006 Performance Unit Plan. The amendment pertains to the vesting provisions applicable to the currently outstanding awards, following an award holder's death, disability or retirement from the Company. As a result of the changes made by the amendment, the Company has accelerated a portion of the costs associated with the outstanding awards, which resulted in a compensation-related charge of $0.5 million in the second quarter of 2011.

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 139,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 143,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations own interests in new electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include partial ownership of a cogeneration project on the UW-Madison campus and an undivided 8.33% ownership interest in two 615 MW coal-fired generating units in Oak Creek, Wisconsin. MGE operates the cogeneration project, and a third party operates the units in Oak Creek. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Overview

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

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including pending environmental rule changes,

and other factors listed in "Item 1A. Risk Factors" of our 2010 Annual Report on Form 10-K.

For the three months ended March 31, 2011, MGE Energy's earnings were $17.8 million or $0.77 per share compared to $14.3 million or $0.62 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2011, were $11.9 million compared to $9.1 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended
(In millions)	March 31,
Business Segment:	2011	2010
Electric Utility	$4,077	$1,994
Gas Utility	8,073	6,916
Nonregulated Energy	4,471	4,005
Transmission Investments	1,245	1,309
All Other	(83)	36
Net Income	$17,783	$14,260

Our net income during the three months ended March 31, 2011 primarily reflects the effects of the following factors:

•

A 2.5% increase in electric retail sales volumes reflecting increased demand. Additionally, the electric utility had a $1.7 million decrease in operating and maintenance expenses compared to the prior period.

•

A 12.6% increase in gas sales reflecting higher customer demand due to a colder winter. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 6% compared to the prior period.

•

The electric and gas utilities received a one-time $2.6 million (pretax) gain on a sale of property to ATC during March 2010.

•

Higher nonregulated energy revenues are attributable to both Elm Road Units entering commercial operation. Elm Road Unit 1 was placed in-service on February 2, 2010 and Elm Road Unit 2 was placed in-service on January 12, 2011.

During 2011, the following events occurred:

Elm Road Units: Elm Road Unit 2 entered commercial operation on January 12, 2011. On February 28, 2011, our subsidiary, MGE Power Elm Road, which owns an ownership interest in those Units, issued $30 million of its 4.74% senior secured notes to refinance a portion of the costs of those Units. The proceeds of those notes were used to repay borrowings under MGE Energy's credit facilities.

Columbia Certificate of Authority: In March 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to comply with this project will be approximately $140 million and are expected to occur between the 2011-2014 timeframe.

ATC: MGE Transco contributed $0.4 million for voluntary capital contributions to ATC for the three months ended March 31, 2011.

Smart Grid Investment Grant: MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of March 31, 2011, MGE has spent $3.5 million related to these projects and has outstanding agreements to purchase $0.9 million in smart grid related products for the remainder of 2011.

Rate Filing: On May 4, 2011, MGE filed with the PSCW a limited scope reopener of its 2012 electric and gas rates. The application included an update to MGE's electric fuel and purchased power costs, an update to the Elm Road costs, and an increase for energy efficiency programs. If approved by the PSCW, the net effect of the requested changes would result in a 4.9% increase in electric rates and 1.2% increase in gas rates. We have requested that these rates become effective January 1, 2012.

During 2011, several items may affect us, including:

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $115 million for MGE Energy (including MGE) and $75 million for MGE to address our liquidity needs.

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent, hazardous materials and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 38% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is involved in claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with activities previously undertaken at Columbia. MGE and the other co-owners are defending against these claims. MGE is unable to predict the impact of these claims on its financial condition or results of operations at this time. However should there ultimately be an adverse outcome, MGE believes it could have a significant effect.

The following discussion is based on the business segments as discussed in Footnote 15.

Three Months Ended March 31, 2011 and 2010

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Residential	$30,299	$29,181	3.8%	206,861	203,065	1.9%
Commercial	44,691	42,649	4.8%	434,789	421,442	3.2%
Industrial	4,333	4,423	(2.0)%	61,881	62,006	(0.2)%
Other-retail/municipal	7,599	7,316	3.9%	89,829	87,425	2.7%
Total retail	86,922	83,569	4.0%	793,360	773,938	2.5%
Sales to the market	190	469	(59.5)%	14,604	5,481	166.4%
Other revenues	425	(339)	225.4%	-	-	- %
Adjustments to revenues	(1,530)	(1,705)	10.3%	-	-	- %
Total	$86,007	$81,994	4.9%	807,964	779,419	3.7%

Electric operating revenues increased $4.0 million or 4.9% for the three months ended March 31, 2011, due to the following:

(In millions)
Volume	$2.1
Rate changes	1.2
Other revenues	0.8
Adjustments to revenues	0.2
Sales to the market	(0.3)
Total	$4.0

•

Volume. During the three months ended March 31, 2011, there was a 2.5% increase in total retail sales volumes compared to the same period in the prior year.

35

•

Rate changes. Rates charged to retail customers for the three months ended March 31, 2011, were 1.5% or $1.2 million higher than those charged during the same period in the prior year.

In January 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% or $8.0 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units.

•

Other revenues. Other electric revenues increased $0.8 million for the three months ended March 31, 2011, compared to the same period in the prior year. During the three months ended March 31, 2010, MGE began recovering in electric rates the costs associated with the lease payments for Elm Road Unit 2. These amounts were deferred on MGE's balance sheet until the lease term commenced. At March 31, 2010, a $0.7 million reduction to other revenues was recorded to defer these revenues.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for WCCF and the Elm Road Units that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $1.5 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended March 31, 2011, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales. However, market settlement resulted in lower revenue per kWh for the period ended March 31, 2011. Also included in the sales to market is a decrease in revenues pertaining to the ancillary services market, which has no corresponding volumes.

Electric fuel and purchased power

The expense for fuel for electric generation increased $2.1 million or 24.1% during the three months ended March 31, 2011, compared to the same period in the prior year, reflecting higher generation at Elm Road and Columbia. Elm Road Unit 1 and Unit 2 entered commercial operation on February 2, 2010 and January 12, 2011, respectively.

Purchased power expense decreased by $3.9 million or 18.1% during the three months ended March 31, 2011, compared to the same period in the prior year. This decrease in expense reflects a $4.0 million or 18.5% decrease in the volume of power purchased from third parties, driven by Elm Road Unit 2 becoming operational in January 2011 and increased production at Columbia for the three months ended March 31, 2011, compared to the prior period.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $1.7 million during the three months ended March 31, 2011, compared to the same period in 2010. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.7)
Decreased production costs	(0.7)
Decreased transmission costs	(0.3)
Total	$(1.7)

For the three months ended March 31, 2011, decreased administrative and general costs were primarily due to reduced pension costs and a decline in the use of outside services. Production costs decrease was primarily due to the timing of maintenance at Columbia. Transmission costs decrease was primarily due to a decrease in network service fees pertaining to ATC.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change
Residential	$44,316	$44,051	0.6%	45,661	41,713	9.5%
Commercial/Industrial	32,095	31,484	1.9%	46,423	39,373	17.9%
Total retail	76,411	75,535	1.2%	92,084	81,086	13.6%
Gas Transportation	840	773	8.7%	12,315	11,631	5.9%
Other revenues	186	239	(22.2)%	-	-	- %
Total	$77,437	$76,547	1.2%	104,399	92,717	12.6%
Heating degree days (normal 3,509)				3,677	3,455	6.4%
Average Rate Per Therm of
Retail Customer	$0.830	$0.932	(10.9)%

Gas revenues increased $0.9 million or 1.2% for the three months ended March 31, 2011. These changes are related to the following factors:

(In millions)
Gas deliveries	$9.1
Gas costs/rates	(8.2)
Total	$0.9

•

Retail gas deliveries. For the three months ended March 31, 2011, retail gas deliveries increased 13.6% compared to the same period in 2010 as a result of colder weather during the winter months.

•

Gas costs/rates. The average retail rate per therm for the three months ended March 31, 2011, decreased 10.9% compared to the same period in 2010. The primary contributor to this decrease is significantly lower natural gas commodity costs.

Cost of gas sold

For the three months ended March 31, 2011, cost of gas sold decreased by $1.7 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 15.1%, which resulted in $9.0 million of decreased expense. This was partially offset by a 13.8% increase in volume of gas purchased, which resulted in $7.3 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by less than $0.1 million for the three months ended March 31, 2011, compared to the same period a year ago.

Other Income (deductions), Net

For the three months ended March 31, 2011, other income, net for the electric and gas segments decreased by $2.4 million, compared to the same period in the prior year. This decrease is primarily due to a one-time $2.6 million pretax gain on a sale of property to ATC during March 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $2.0 million for the three months ended March 31, 2011, when compared to the same period in the prior year, reflecting the commencement of commercial operations at Elm Road Unit 2 in January 2011.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. The total carrying costs on the Elm Road Units is $62.2 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the Units are depreciated. See Footnote 6 for additional information regarding these carrying charges. For the three months ended March 31, 2011 and 2010, MGE Power Elm Road recognized $0.9 million and $1.8 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated depreciation expense

Nonregulated depreciation expense increased $0.6 million for the three months ended March 31, 2011, compared to the same period in the prior year. This additional depreciation is related to the commencement of commercial operations at Elm Road Unit 2 in January 2011.

Nonregulated energy interest expense, net

For the three months ended March 31, 2011 and 2010, interest expense, net at the nonregulated energy operations segment was $1.3 million and $0.7 million, respectively. Interest expense at the nonregulated energy segment for both the three months ended March 31, 2011 and 2010, includes interest expense incurred on $50 million of borrowings at MGE Power West Campus, and $50 million of borrowings at MGE Power Elm Road, which were long-term and fixed-rate during both periods. Interest expense at the nonregulated energy segment for the three months ended March 31, 2011, also includes interest incurred on $30 million of borrowings at MGE Power Elm Road, which were issued in late February 2011 and are long-term and fixed-rate during 2011.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2011 and 2010, other income at the transmission investment segment was $2.1 million and $2.2 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Other General Taxes - MGE Energy and MGE

MGE Energy's and MGE's other general taxes increased $0.1 million or 3.0% for the three months ended March 31, 2011, when compared to the same period in 2010, due to increased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not changed.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended March 31, 2011, is 37.5% compared to 36.9% for the same period in 2010, and MGE's effective income tax rate for the three months ended March 31, 2011, is 37.5% compared to 36.8% for the same period in 2010. The increase in the effective income tax rate is, in part, attributable to a lower domestic manufacturing deduction.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the WCCF and Elm Road Units. MGE Energy owns 100% of MGE Power West Campus and MGE Power Elm Road; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

For the three months ended March 31, 2011, MGE Energy (through its wholly owned subsidiary MGE Power) earned $1.9 million and $3.6 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $0.4 million, net of tax, for its interest in MGE Transco for the three months ended March 31, 2011. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

For the three months ended March 31, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $1.9 million and $2.8 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $0.5 million, net of tax, for its interest in MGE Transco for the three months ended March 31, 2010. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2011, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 9 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2010 Annual Report on Form 10-K.

Natural Gas Transportation and Storage Contracts - MGE Energy and MGE

MGE's natural gas transportation and storage contracts require fixed monthly payments for firm supply pipeline transportation and storage capacity. The pricing components of the fixed monthly payments for the transportation and storage contracts are established by FERC but may be subject to change. As of March 31, 2011, the fixed payments for firm supply pipeline transportation and storage capacity for the remainder of 2011 and the next four years are as follows:

(In thousands)
2011	$10,681
2012	17,071
2013	17,037
2014	16,842
2015	16,688

Coal Contracts - MGE Energy and MGE

Fuel procurement for MGE's jointly owned Columbia and Elm Road plants are handled by WPL and WEPCO, respectively, the operating companies. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates. The following table identifies MGE's share, as of March 31, 2011, of the total coal commitments for the Columbia and Elm Road plants for the remainder of 2011 and the next four years.

(In thousands)
2011	$19,716
2012	29,462
2013	13,288
2014	3,608
2015	-

Smart Grid Investment Grant - MGE Energy and MGE

MGE has been approved by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the proposed projects to more than $11 million. The proposed projects will install technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant will help fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of March 31, 2011, MGE has spent $3.5 million related to these projects and has outstanding agreements to purchase $0.9 million in smart grid related products for the remainder of 2011.

Secured Debt - MGE Energy and MGE

On February 28, 2011, MGE Power Elm Road issued $30 million of 4.74% senior secured notes due February 25, 2041. MGE Power Elm Road distributed the net proceeds from the sale of notes to MGE Energy, which used that distribution to repay existing short-term indebtedness, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units. The notes provide for monthly principal and interest payments, which commenced on March 25, 2011, and continuing until maturity. The principal payments are level over the life of the notes, for an effective average life of 15 years. The Note Purchase Agreement requires MGE Power Elm Road to maintain a debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the long-term lease. As of March 31, 2011, MGE Power Elm Road is in compliance with the covenant requirements.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2011 and 2010:

	MGE Energy		MGE
(In thousands)	2011	2010	2011	2010
Cash provided by/(used for):
Operating activities	$38,037	$30,008	$37,076	$27,220
Investing activities	(12,481)	(12,268)	(10,110)	(12,227)
Financing activities	(1,981)	(11,792)	(13,549)	(9,522)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2011, was $38.0 million, an increase of $8.0 million when compared to the same period in the prior year, primarily due to working capital changes.

MGE Energy's net income increased $3.5 million for the three months ended March 31, 2011, when compared to the same period in the prior year.

Working capital accounts resulted in $22.5 million in cash provided by operating activities for the three months ended March 31, 2011, primarily due to decreased inventories, decreased prepaid taxes, and decreased unbilled revenues, partially offset by decreased accounts payable and increased accounts receivable. Working capital accounts resulted in $12.1 million in cash provided by operating activities for the three months ended March 31, 2010, primarily due to decreased prepaid taxes (due to tax depreciation differences) and decreased unbilled revenues, partially offset by decreased accounts payable and increased accounts receivable.

Pension contribution resulted in an additional $10.5 million in cash used by operating activities for the three months ended March 31, 2011, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the three months ended March 31, 2011, was $37.1 million, an increase of $9.9 million when compared to the same period in the prior year, primarily due to working capital changes.

Net income increased $3.6 million for the three months ended March 31, 2011, when compared to the same period in the prior year.

Working capital accounts resulted in $21.5 million in cash provided by operating activities for the three months ended March 31, 2011, primarily due to decreased inventories, decreased prepaid taxes, and decreased unbilled receivables, partially offset by increased accounts receivable. Working capital accounts resulted in $9.4 million in cash provided by operating activities for the three months ended March 31, 2010, primarily due to decreased prepaid taxes (due to tax depreciation differences) and decreased unbilled revenues, partially offset by decreased accounts payable and increased accounts receivable.

Pension contribution resulted in an additional $10.5 million in cash used by operating activities for the three months ended March 31, 2011, when compared to the same period in the prior year. These contributions were made to comply with the ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $0.2 million for the three months ended March 31, 2011, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2011, were $9.8 million. This amount represents a $4.6 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $5.7 million related to the Elm Road Units, partially offset by increased other utility expenditures of $0.9 million.

Additionally, $1.8 million in land was purchased for investing purposes in February 2011 and proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010.

MGE

MGE's cash used for investing activities decreased $2.1 million for the three months ended March 31, 2011, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2011, were $9.8 million. This amount represents a $4.6 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $5.7 million related to the Elm Road Units, partially offset by increased other utility expenditures of $0.9 million.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $2.0 million for the three months ended March 31, 2011, compared to $11.8 million of cash used for the three months ended March 31, 2010.

For the three months ended March 31, 2011, dividends paid were $8.7 million compared to $8.5 million in the prior year. This increase was a result of higher dividend per share ($0.375 vs. $0.368).

During the three months ended March 31, 2011 and 2010, MGE Power Elm Road issued $30.0 million and $50.0 million of long-term debt, respectively.

For the three months ended March 31, 2011, net short-term debt repayments were $22.5 million compared to $53.0 million for the same period in the prior year.

MGE

During the three months ended March 31, 2011, cash used for MGE's financing activities was $13.5 million compared to $9.5 million of cash used by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $6.6 million for the three months ended March 31, 2011 compared to $6.5 million in the prior year.

During the three months ended March 31, 2011 and 2010, MGE Power Elm Road issued $30.0 million and $50.0 million of long-term debt, respectively.

Distributions to parent from noncontrolling interest decreased $10.6 million as a result of long-term debt financing by MGE Power Elm Road. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

In addition, for the three months ended March 31, 2011, net short-term debt repayments were $3.5 million compared to $5.5 million in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2011	December 31, 2010
Common shareholders' equity	59.4%	59.4%
Long-term debt*	40.6%	38.0%
Short-term debt	- %	2.6%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2011, capital expenditures for MGE Energy and MGE totaled $9.8 million, which included $9.2 million of capital expenditures for utility operations and $0.6 million of capital expenditures for the Elm Road Units.

Credit Ratings

MGE Energy's and MGE's access to the capital markets, including, in the case of MGE, the commercial paper market, and their respective financing costs in those markets, may depend on the credit ratings of the entity that is accessing the capital markets.

None of MGE Energy's or MGE's borrowing is subject to default or prepayment as a result of a downgrading of credit ratings, although a downgrading of MGE's credit ratings could increase fees and interest charges under both MGE Energy's and MGE's credit agreements.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2011. Further discussion of environmental matters is included in MGE Energy's and MGE's 2010 Annual Report on Form 10-K and Footnote 9.a. of Notes to Consolidated Financial Statements in this Report.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC and MGE have ownership interests. In September 2010, the Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. See Footnote 9.a. for additional information regarding these matters.

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

Maximum Achievable Control Technologies (MACT) and National Emissions Standards for Hazardous Air Pollutants

On March 16, 2011, the EPA proposed pollution control standards to limit mercury, acid gases and other hazardous air pollutants from new and existing coal- and oil-burning electric generating units (EGU). This proposed rule is commonly referred to as EGU MACT. The current version of this proposed rule establishes numerical limits for HAPs, work practice methods, and other standards based on several defined subcategories of EGUs. MGE is still evaluating this rule and cannot determine at this time how this rule will affect our current generation fleet.

On March 21, 2011, the EPA finalized its MACT rule for industrial, commercial and institutional (ICI) boilers commonly referred to as Boiler MACT. The final rule includes provisions for ICI boilers that burn fossil fuels including coal, oil and natural gas. MGE owns some smaller natural gas and oil-burning boilers that are governed under this rule. MGE is currently evaluating the final rule to determine how it will affect our operations.

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

EPA Cooling Water Intake Rules (Section 316(b))

On March 28, 2011, the EPA proposed and asked for public comment on standards to reduce entrainment and impingement of fish and other aquatic life from existing structures designed to take in cooling water for facilities such as power plants. This rule is commonly referred to as Phase II of 316(b). The proposed rule includes provisions for structures designed to take in as little as two million gallons per day. MGE is currently evaluating how and to what extent this proposed rule affects our generating facilities.

Global climate change

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and emission limits. The probability and specific impact of such regulation cannot be reasonably estimated until final legislation and/or regulations are passed. MGE management would expect to seek and receive rate recovery of such compliance costs, if and when required. MGE will continue to monitor proposed climate change legislation and regulation.

EPA Rule on Greenhouse Gas Reporting

On March 18, 2011, EPA published in the Federal Register a final regulation extending the Greenhouse Gas Mandatory Reporting Rule (GHG MRR) reporting deadline to September 30, 2011 for data required to be collected for reporting year 2010. The original filing date was March 31, 2011. MGE continues to monitor the EPA's evolving GHG reporting rule.

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

MGE has entered into agreements providing severance benefits to employees affected by the exit plan. Estimated benefits expected to be paid are $0.3 million in both 2012 and 2013. MGE will recover in rates the costs associated with the capacity reduction at Blount. As such, the severance charges, in 2012 and 2013, for these employees have been deferred and recognized on the consolidated balance sheet of MGE Energy and MGE as a regulatory asset.

New Accounting Principles

See Footnote 14 for discussion of new accounting pronouncements.

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

MGE's electric operations burn natural gas in several of its peaking power plants or as a supplemental fuel at several coal-fired plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. Under the electric fuel rules, MGE would be required to make a refund to customers if the fuel rules costs fall outside the lower end of the range and would be allowed to request a surcharge if the fuel rules costs exceeded the upper end of the range. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the bandwidth. For 2011, fuel and purchased power costs included in MGE's base fuel rates are $102.4 million. See Footnote 12.b. for additional information.

MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas, subject to certain limited incentives.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged ranges from eighteen months to four years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs which are used to hedge the risk of increased congestion charges. At March 31, 2011, the fair value of these instruments exceeded their cost basis by $0.5 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement which provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to purchase power during a period of time preceding the base term as well as an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at March 31, 2011, reflects a loss position of $22.2 million.

Interest Rate Risk

Both MGE Energy and MGE have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2011, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2010, no one customer constituted more than 9% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the first quarter of 2011, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of March 31, 2011, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective to accomplish their objectives. Each registrant intends to continually strive to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2011, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 9.a. and 9.c. for a description of several proceedings involving MGE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

				Maximum number (or
				Approximate Dollar
	Total		Total Number	Value) of Shares That
	Number	Average	of Shares	May Yet Be
	of	Price	Purchased as Part of	Purchased
	Shares	Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Share	Plans or Programs*	Programs*
January 1-31, 2011	20,000	$42.71	-	-
February 1-28, 2011	26,125	41.41	-	-
March 1-31, 2011	76,710	40.39	-	-
Total	122,835	$40.98	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: May 6, 2011	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2011	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 6, 2011	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 6, 2011	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

