Form 10-Q/A
period 2011-06-30
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2011-08-09
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2011

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 | www.mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 | www.mge.com	39-0444025

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):

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

Number of Shares Outstanding of Each Class of Common Stock as of July 29, 2011
MGE Energy, Inc.	Common stock, $1.00 par value, 23,113,638 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

1

Explanatory Note

The purpose of this Amendment No. 1 to MGE Energy, Inc.'s and Madison Gas and Electric Company's Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q for Madison Gas and Electric Company in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

Item 6. Exhibits.

10.1*

Second Amendment dated as of August 1, 2011, to Credit Agreement dated as of July 30, 2010, among MGE Energy, Inc., various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.2*

Second Amendment dated as of August 1, 2011, to Credit Agreement dated as of July 30, 2010, among Madison Gas and Electric Company, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent.

12*

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by the following officers for the following companies:

31.1*

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2*

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3*

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4*

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed by the following officers for the following companies:

32.1*

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2*

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3*

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4*

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

101**

XBRL Instance

XBRL Schema

XBRL Calculation Linkbase

XBRL Definition Linkbase

XBRL Label Linkbase

XBRL Presentation Linkbase

*

These exhibits were previously included in MGE Energy's and Madison Gas and Electric Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011.

**

Filed with this Form 10-Q/A for Madison Gas and Electric Company.

3

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: August 5, 2011	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2011	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

4

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 5, 2011	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 5, 2011	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

5