Form 10-K
period 2011-12-31
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2012-02-24
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2011

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mge.com	39-0444025

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

	Title of Class	Name of Each Exchange on which Registered
MGE Energy, Inc.	Common Stock, $1 Par Value Per Share	The Nasdaq Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
Madison Gas and Electric Company	Cumulative Preferred Stock, $25 Par Value Per Share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MGE Energy, Inc.	Yes [X] No [ ]
Madison Gas and Electric Company	Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files): Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2011, was as follows:

MGE Energy, Inc.	$934,122,695
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2012, were as follows:

MGE Energy, Inc.	23,113,638
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 30, 2012, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

Madison Gas and Electric Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore omitting (i.) the information otherwise required by Item 601 of Regulation S-K relating to a list of subsidiaries of the registrant as permitted by General Instruction (I)(2)(b), (ii.) the information otherwise required by Item 6 relating to Selected Financial Data as permitted by General Instruction (I)(2)(a), (iii.) the information otherwise required by Item 10 relating to Directors and Executive Officers as permitted by General Instruction (I)(2)(c), (iv.) the information otherwise required by Item 11 relating to executive compensation as permitted by General Instruction (I)(2)(c), (v.) the information otherwise required by Item 12 relating to Security Ownership of Certain Beneficial Owners and Management as permitted by General Instruction (I)(2)(c), and (vi.) the information otherwise required by Item 13 relating to Certain Relationships and Related Transactions as permitted by General Instruction (I)(2)(c).

Table of Contents

Filing Format

4

Forward-Looking Statements

4

Where to Find More Information

4

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

5

PART I.

7

Item 1. Business.

7

Item 1A. Risk Factors.

16

Item 1B. Unresolved Staff Comments.

19

Item 2. Properties.

20

Item 3. Legal Proceedings.

21

Item 4. Mine Safety Disclosures.

21

PART II.

22

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

22

Item 6. Selected Financial Data.

25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

26

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

49

Item 8. Financial Statements and Supplementary Data.

51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

108

Item 9A. Controls and Procedures.

108

Item 9B. Other Information.

108

PART III.

109

Item 10. Directors, Executive Officers, and Corporate Governance.

109

Item 11. Executive Compensation.

109

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

109

Item 13. Certain Relationships and Related Transactions, and Director Independence.

109

Item 14. Principal Accounting Fees and Services.

109

PART IV.

111

Item 15. Exhibits and Financial Statement Schedules.

111

Signatures - MGE Energy, Inc.

120

Signatures - Madison Gas and Electric Company

121

Filing Format

This combined Form 10-K is being filed separately by MGE Energy, Inc. (MGE Energy) and Madison Gas and Electric Company (MGE). MGE is a wholly owned subsidiary of MGE Energy and represents a majority of its assets, liabilities, revenues, expenses, and operations. Thus, all information contained in this report relates to, and is filed by, MGE Energy. Information that is specifically identified in this report as relating solely to MGE Energy, such as its financial statements and information relating to its nonregulated business, does not relate to, and is not filed by, MGE. MGE makes no representation as to that information. The terms "we" and "our," as used in this report, refer to MGE Energy and its consolidated subsidiaries, unless otherwise indicated.

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant (a) include those factors discussed in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	Allowance for Funds Used During Construction
Alliant	Alliant Energy Corporation
ANPR	Advanced Notice of Proposed Rulemaking
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
CWDC	Central Wisconsin Development Corporation
DOE	United States Department of Energy
Dth	Dekatherms
EEI	Edison Electric Institute
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
ERS	Elm Road Services, LLC
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GCIM	Gas Cost Incentive Mechanism
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICI Boilers	Industrial, Commercial, or Institutional Boilers
ICF	Insurance Continuance Fund
IRS	Internal Revenue Service
kV	Kilovolt
kVA	Kilovolt Ampere
kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
M34	West Marinette Combustion Turbine
MACT	Maximum Achievable Control Technology
MAGAEL	MAGAEL, LLC
MATS	Mercury and Air Toxins Standards
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.

MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	National Electric Reliability Council
NESHAPS	National Emissions Standards for Hazardous Air Pollutants
NNG	Northern Natural Gas Company
NO2	Nitrogen Dioxide
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
OPRB	Other Postretirement Benefits
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PPACA	Patient Protection and Affordable Care Act
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
REC	Renewable Energy Credit
RICE	Reciprocating Internal Combustion Engine
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEC	Wisconsin Energy Corporation
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008

PART I.

Item 1. Business.

MGE Energy operates in the following business segments:

•

Regulated electric utility operations – generating, purchasing, and distributing electricity through MGE.

•

Regulated gas utility operations – purchasing and distributing natural gas through MGE.

•

Nonregulated energy operations – constructing, owning, and leasing electric generating capacity that assists MGE through MGE Energy's wholly owned subsidiaries MGE Power Elm Road and MGE Power West Campus.

•

Transmission investments – representing our investment in American Transmission Company LLC, a company engaged in the business of providing electric transmission services primarily in Wisconsin.

•

All other – investing in companies and property that relate to the regulated operations and financing the regulated operations, through its wholly owned subsidiaries MAGAEL and CWDC, and Corporate functions.

MGE's utility operations represent a majority of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently include an undivided 8.33% ownership interest in two 615 MW coal-fired generating units located in Oak Creek, Wisconsin, which we refer to as the Elm Road Units, and an undivided interest in a cogeneration facility located on the Madison campus of the University of Wisconsin, which we refer to as the West Campus Cogeneration Facility or WCCF.

As a public utility, MGE is subject to regulation by the PSCW and the FERC. The PSCW has authority to regulate most aspects of MGE's business including rates, accounts, issuance of securities, and plant siting. The PSCW also has authority over certain aspects of MGE Energy as a holding company of a public utility. FERC has jurisdiction, under the Federal Power Act, over certain accounting practices and certain other aspects of MGE's business.

MGE Energy's subsidiaries are also subject to regulation under local, state, and federal laws regarding air and water quality and solid waste disposal. See "Environmental" below.

MGE Energy was organized as a Wisconsin corporation in 2001. MGE was organized as a Wisconsin corporation in 1896. Their principal offices are located at 133 South Blair Street, Madison, Wisconsin 53703, and their telephone number is (608) 252-7000.

Electric Utility Operations

MGE distributes electricity in a service area covering a 316 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin. It owns or leases ownership interests in electric generation facilities located in Wisconsin and Iowa.

At December 31, 2011, MGE supplied electric service to approximately 139,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 86% were residential and 14% were commercial or industrial. Electric retail revenues for 2011, 2010, and 2009 were comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Residential	32.9%	33.2%	32.9%
Commercial	52.2%	51.8%	52.8%
Industrial	5.1%	5.5%	5.0%
Public authorities (including the UW)	9.8%	9.5%	9.3%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 69.5%, 68.5%, and 63.3% of MGE's total 2011, 2010, and 2009 regulated revenues, respectively.

See Item 2. Properties, for a description of MGE's electric utility plant.

MGE is registered with two Regional Entities, The Midwest Reliability Organization and Reliability First Corporation. The essential purposes of these entities are the development and implementation of regional and NERC reliability standards; and determining compliance with those standards, including enforcement mechanisms.

Transmission

American Transmission Company LLC is owned by the utilities that contributed facilities or capital to it in accordance with Wisconsin law. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the MISO.

Regional Transmission Organizations

MISO

MGE is a nontransmission owning member of the MISO. MISO, a FERC approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

MISO maintains a bid-based energy market. MGE offers substantially all of its generation on the MISO market and purchases much of its load requirement from the MISO market in accordance with the MISO Tariff. MGE participates in the ancillary services market (ASM) operated by MISO. The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. In the ASM, MISO provides the reserves for MGE's load, and MGE may offer to sell reserves from its generating units.

MGE participates in the voluntary capacity auction, which provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities may participate in the voluntary capacity auction potentially to obtain the necessary aggregate planning resource credits needed to meet their planning reserve margin requirement. Generator owners may participate to sell any excess aggregate planning resource credits that are not needed by them.

PJM

MGE is a member of PJM. PJM, an RTO, is a neutral and independent party that coordinates and directs the operation of the transmission grid within its area of coverage, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for a total of 50 MW, with a generator that is located within this market.

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. During the years ended December 31, 2011, 2010, and 2009, MGE's electric energy delivery requirements were satisfied by the following sources:

	Year Ended December 31,
	2011	2010	2009
Coal	54.8%	50.4%	41.5%
Natural gas	4.7%	4.2%	2.9%
Fuel oil	0.1%	0.1%	0.0%
Renewable sources	2.8%	2.6%	3.1%
Purchased power
Renewable	7.9%	7.2%	8.2%
Other	29.7%	35.5%	44.3%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Coal

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 29% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained (pursuant to long-term contracts) from the Powder River Basin coal fields located in Wyoming and Montana. MGE's share of the coal inventory supply for the Columbia units increased from approximately 21 days on December 31, 2010, to approximately 31 days on December 31, 2011. The co-owners' current goal is to maintain approximately a 35 day inventory.

MGE Power Elm Road and two other owners own undivided interests in the coal-fired Elm Road Units in Oak Creek, Wisconsin, which accounts for 14% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units and its interest in the Elm Road Units is leased to MGE. WEC owns approximately 83% of the Elm Road Units and is the operator of those units. The Elm Road Units burn bituminous coal obtained (pursuant to contracts) from northern West Virginia and southwestern Pennsylvania. MGE's share of the coal inventory supply for the Elm Road Units decreased from approximately 104 days on December 31, 2010, to approximately 36 days on December 31, 2011. The larger coal inventory at December 31, 2010, reflected the anticipated start of commercial operations at the second Elm Road Unit, which occurred in January 2011.

See discussion below under Nonregulated Operations regarding MGE's interest in the Elm Road Units.

Natural gas and oil

MGE owns gas fired combustion turbines. These turbines are primarily located in Madison and Marinette, Wisconsin and have a total of 156 MW of net summer rated capacity.

MGE also owns the Blount Generating Facility located in Madison, Wisconsin, which is fueled by gas and other alternative renewable sources. As planned, capacity was reduced at Blount from 190 MW to 100 MW as of December 31, 2011. The plant no longer burns coal and now operates on natural gas.

See discussion below under Nonregulated Operations regarding MGE's interest in the West Campus Cogeneration Facility.

Renewable generation sources

MGE owns 30 MW, consisting of 18 turbines, in a wind-powered electric generating facility in Worth County, Iowa. MGE also owns 11 MW, consisting of 17 turbines, in a wind-powered electric generating facility in Kewaunee County, Wisconsin.

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2011, with unaffiliated parties for the next five years.

MWs Under Purchase Power Commitments
Year
2012	227.1
2013	252.1
2014	152.1
2015	152.1
2016	152.1

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,631 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

On December 31, 2011, MGE supplied natural gas service to approximately 144,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial. Gas revenues for 2011, 2010, and 2009 were comprised of the following:

	Year Ended December 31,
	2011	2010	2009
Residential	56.5%	56.0%	54.9%
Commercial	34.4%	34.3%	34.5%
Industrial	7.2%	7.9%	7.8%
Transportation service and other	1.9%	1.8%	2.8%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 30.5%, 31.5%, and 36.7% of MGE's total 2011, 2010, and 2009 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 14% of retail gas deliveries in 2011 and 2010 were to interruptible customers.

Gas supply

MGE has physical interconnections with ANR and NNG. MGE's primary service territory, which includes Madison and the surrounding area, receives deliveries at one NNG and four ANR gate stations. MGE also receives deliveries at NNG gate stations located in Elroy, Prairie du Chien, Viroqua, and Crawford County. Interconnections with two major pipelines provide competition in interstate pipeline service and a more reliable and economical gas supply mix, which includes gas from Canada and from the mid-continent and Gulf/offshore regions in the United States.

During the winter months, when customer demand is high, MGE is primarily concerned with meeting its obligation to firm customers. MGE meets customer demand by using firm supplies under contracts finalized before the heating season, supplies in storage (injected during the summer), and other firm supplies purchased during the winter period.

By contract, a total of 5,430,949 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•

162,150 Dth (including 96,078 Dth of storage withdrawals) on ANR.

•

60,108 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through its subsidiaries, has developed generation sources that assist MGE in meeting the electricity needs of its customers.

Elm Road

MGE Power Elm Road and two other owners own undivided interests in the coal-fired Elm Road Units in Oak Creek, Wisconsin. Unit 1 entered commercial operation in February 2010, and has the capacity to produce 615 MW of electricity. Unit 2 entered commercial operation in January 2011, and has the capacity to produce 615 MW of electricity. WEC owns approximately 83% of the Elm Road Units and is the operator for those units. MGE Power Elm Road owns an 8.33% ownership interest in both units. Both units are used to provide electricity to MGE's customers.

MGE leases MGE Power Elm Road's ownership interest in the Elm Road Units pursuant to two separate facility leases. The financial terms of each facility lease include a capital structure of 55% equity and 45% long-term debt, return on equity of 12.7%, and a lease term of 30 years. At the end of the respective lease terms, MGE may, at its option, renew the facility lease for an additional term, purchase the leased ownership interest at fair market value or allow the lease to end. The Unit 1 and Unit 2 leases commenced with the commercial operation of each respective unit.

WCCF

MGE Power West Campus and the UW jointly own undivided interests in a natural gas-fired cogeneration facility on the UW campus. The facility has the capacity to produce 20,000 tons of chilled water, 500,000 pounds per hour of steam, and approximately 150 MW of electricity. The UW owns 45% of the facility, which represents its interest in the chilled-water and steam assets. These assets are used to meet the UW's growing need for air-conditioning and steam-heat capacity. MGE Power West Campus owns 55% of the facility, which represents its interest in the electric generating assets. These assets are used to provide electricity to MGE's customers. The UW's share of the plant and portion of the earnings from the WCCF are not reflected in the consolidated financial statements of MGE Energy or MGE. MGE Power West Campus' share of the cost of this project is reflected in property, plant, and equipment on MGE Energy's and MGE's consolidated balance sheets.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE. At December 31, 2011, MGE Transco held a 3.6% ownership interest in ATC.

Environmental

MGE is subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which MGE conducts its operations, the costs of those operations, as well as some capital and operating expenditures. They can also affect the siting, timing, and cost of new projects or other significant actions affecting the environment. Some of the most significant are addressed below. MGE is not able to predict with certainty the direction of future regulations or if compliance with any such regulations will involve additional expenditures for pollution control equipment, plant modifications, or curtailment of operations. Such actions could reduce capacity or efficiency at existing plants or delay the construction and operation of future generating facilities. MGE management would expect to seek and receive rate recovery for costs associated with approval and installation of any required pollution controls.

Air quality

Air quality regulations promulgated by the Environmental Protection Agency (EPA) and Wisconsin Department of Natural Resources (WDNR) in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx), hazardous air pollutants and other pollutants, and require permits for operation of emission sources. These permits must be renewed periodically. Various newly enacted and/or proposed federal and state initiatives are expected to result in additional operating and capital expenditure costs for fossil-fueled electric generating units.

Stay of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

The CAIR, which became effective in 2009, generally requires NOx and SO2 emission reductions from fossil fuel-fired electric generating units (25 MW or greater) (EGUs) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase (beginning in 2015) reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount Generating Station, Columbia, Elm Road, and its combustion turbines located in West Marinette and Fitchburg.

In December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA for further review. In August 2011, the EPA published the Cross-State Air Pollution Rule (CSAPR) to replace the CAIR. Similar to the CAIR, CSAPR requires NOx and/or SO2 air emissions reductions fossil fuel-fired EGUs (25 MW or greater) in 28 states in the eastern half of the U.S. CSAPR established state emission restrictions, referred to as budgets, for SO2 and NOx beginning in 2012 (Phase I). Under CSAPR, SO2 emission budgets in certain states, including Wisconsin, will be lowered further in 2014 (Phase II). CSAPR affects the same electric generation units at MGE as CAIR: Blount

Generating Station, Columbia, Elm Road, and the combustion turbines at West Marinette and Fitchburg. While the CAIR relied on a regional cap-and-trade program that allowed unlimited trading amongst states, CSAPR establishes enforceable state-wide emission caps with modest variability limits. These caps limit the amount of emissions trading allowed to meet compliance requirements. Plants in Wisconsin that are subject to CSAPR have been allocated CSAPR emission allowances and will need to hold sufficient allowances to cover emissions on an annual basis. If CSAPR allowances are not adequate for a given plant, emissions will need to be reduced at the plant level by fuel-switching, installation of controls, curtailment of operations or a combination thereof. CSAPR's 2012 emission caps for the State of Wisconsin are significantly lower than Wisconsin's recent annual emissions. MGE's Columbia plant, which is operated by WPL (MGE has a 22% ownership interest), has significantly fewer SO2 allocations under CSAPR in 2012 and 2013 than recent actual emissions.

In December 2011, the U.S. Court of Appeal for the D.C. Circuit stayed the implementation of CSAPR pending judicial review. The ruling leaves the CAIR in place while the court considers the merits and challenges to CSAPR. MGE expects to hold sufficient emissions allowances under the CAIR for 2012.

If CSAPR is reinstated in 2013, the Columbia co-owners will need to evaluate and implement interim operational strategies to address anticipated SO2 allowance deficiencies under CSAPR. Current analysis shows that for 2013, additional allowances (if available) may need to be purchased, Columbia generation may need to be reduced to comply with CSAPR limits, or a combination of these two strategies may be employed. These interim measures may increase MGE's costs. MGE expects that the costs pertaining to meeting CSAPR requirements will be fully recoverable through rates. Planned new SO2 controls at Columbia are expected to be completed by mid 2014. MGE's share of this project will be approximately $140 million. Once the new environmental control project is completed at Columbia, it is expected that the plant will emit below anticipated CSAPR allocation levels.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter, or PM) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR). Units that are subject to BART and shown to impair Class I Scenic Areas may be required to install pollution controls to combat their contribution to visibility at those locations. BART is applied on a case-by-case basis.

Under CAIR, both the EPA and WDNR concluded that compliance with CAIR emissions limitations would serve as compliance with BART requirements for SO2 and NOx emissions. Thus, owners subject to BART obligations had the option of purchasing allowances under the CAIR rather than installing pollution controls. In December 2011, the EPA proposed that compliance with CSAPR emissions limitations could also serve as compliance with BART for SO2 and NOx emissions. However, with the uncertainty regarding the future of CAIR and CSAPR, the future of BART regulation and compliance strategies and costs are also uncertain.

Wisconsin State Mercury Rule

Wisconsin has adopted a phased approach to mercury emission reductions. Under phase one, as of January 2010, "major utilities," such as the operators of Columbia and the Elm Road Units, had to achieve a 40% fleet-wide mercury emissions reduction (as compared to an average of 2002, 2003, and 2004 baseline mercury emissions).

Under phase two, beginning January 1, 2015, large coal-fired electric generating units (larger than 150 MW) must reduce mercury emissions by 90%, or follow a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while also reducing NOx and SO2 emissions at prescribed rates. See Footnote 18.g for a discussion of these rules and their effects.

Maximum Achievable Control Technology (MACT) Standards for Hazardous Air Pollutants (HAPs)

The EPA regulates hazardous air pollutants (HAPs) from various emissions sources under Section 112 of the Clean Air Act. MGE is currently tracking and evaluating three MACT requirements that affect our generating facilities.

MACT for Utility Boilers (Also Referred to as the Mercury and Air Toxics Standards or MATS)

In December 2011, the EPA finalized its Mercury and Air Toxics Standards for coal and oil-burning electric generating unit (EGU) boilers. This rule has been formerly referred to by several names including Utility MACT and National Emissions Standards for Hazardous Air Pollutants (NESHAPS) for EGUs. MATS will require standards for mercury, non-mercury HAPs metals, and acid gases emitted from coal and oil-burning EGU boilers. Standards differ for new and existing units. Standards are further differentiated based on unit categories established by the EPA. Existing facilities subject to MATS will be required to test for mercury, particulate matter (as a surrogate for non-mercury metals) and SO2 (as a surrogate for acid gases) to determine compliance with the rule. MATS goes into effect in 2015. MGE's Columbia and Elm Road Units will need to demonstrate compliance to MATS. MGE is still evaluating the final MATS rule and cannot estimate with certainty any potential capital and/or operational expenses associated with the final version of this rule at this time. Initial evaluations, however, indicate that the Elm Road Unit's current pollution controls and Columbia's planned mercury pollution controls will allow both facilities to comply with the MATS rule. See Footnote 18.g for additional information on Columbia's Certificate of Authority for pollution control equipment.

Reciprocating Internal Combustion Engine (RICE) MACT

In December 2011, the EPA finalized its RICE MACT standard. RICE MACT applies to combustion turbines that contain a reciprocating internal combustion engine. Units subject to RICE MACT may have to install pollution controls to meet emissions standards or apply annual hourly limitations to some engines, especially those engines that both serve as emergency generators and backup generation. Much of the hourly restriction is based on how an engine is dispatched. Under the current RICE MACT, MGE may have to adjust its dispatching of dozens of small generation units used for emergency and backup generation. MGE is currently evaluating the cost that will be associated with potential dispatch adjustments.

In January 2012, the EPA published in the Federal Register an intention to propose a revised RICE MACT based on a settlement agreement with several power companies. The proposed revisions should increase the annual hourly limitations and may reduce the dispatch limitations contained in the current rule.

MACT for Industrial, Commercial and Institutional (ICI) Boilers

In March 2011, the EPA finalized its MACT requirements for smaller boilers classified as industrial, commercial or institutional. This rule is commonly referred to as ICI Boiler MACT. ICI Boiler MACT includes provisions for ICI boilers that burn fossil fuels including coal, oil and natural gas. The rule affects smaller natural gas and oil-burning boilers that are used for onsite electricity and do not offer electricity in commerce. MGE has boilers such as these at Blount, Columbia, and Elm Road which are expected to meet the rule as it is currently written. However, in December 2011, the EPA issued proposed changes to the ICI Boiler MACT rule, referred to as the ICI MACT Reconsideration Rule. MGE is currently evaluating the provisions of this newly proposed reconsideration rule but does not expect significant operational or financial impacts from this rule at this time.

Nitrogen Oxide Emission Budget

In 1998, the EPA issued a rule that imposed a NOx emission budget for emission sources in Wisconsin (NOx SIP Call). In 2000, the U.S. Court of Appeals for the D.C. Circuit invalidated a portion of the NOx SIP Call concerning Wisconsin's alleged impacts on downwind, 1-hour ozone nonattainment areas. The EPA has also stayed the implementation of that portion of the NOx SIP Call concerning Wisconsin's alleged impacts on downwind 8-hour ozone nonattainment areas. If the portion of the rule concerning 8-hour ozone nonattainment areas is upheld, the resulting NOx emission budget for Wisconsin could potentially affect the level of permissible NOx emissions from Blount, Columbia, Elm Road Units and WCCF. NOx SIP Call requirements were set to sunset with the introduction of the CAIR and CSAPR. The uncertainty associated with the future of these rules creates the potential for NOx SIP Call to be reintroduced in Wisconsin.

National Ambient Air Quality Standards (NAAQS)

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide, particulate matter, ozone, sulfur dioxide, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels based on effects to human health and the environment. The EPA is required to review NAAQS every five years. Monitoring data is used to determine whether areas are in compliance with NAAQS. For areas found in noncompliance, states must develop plans to bring those areas into compliance. The plans can require emissions reductions and/or pollution controls. Changes in NAAQS standards can affect the emission limitations applicable to an emission unit and whether an area is in compliance and thus affect compliance costs for activities in those areas, including capital, operational and maintenance expenses at MGE generating facilities in those areas. See Footnote 18.g for discussion of recent developments affecting the NAAQS for particular matter, ozone, nitrogen dioxide and sulfur dioxide.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP.

In September 2010, the Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. See Footnote 18.g for additional information regarding these matters.

Water quality

The EPA and WDNR water quality regulations promulgated in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), restrict emissions of pollutants into surface waters and regulate surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA also sets discharge standards requiring the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources" (such as power plants) through discharge limits in water discharge permits. MGE's power plants operate under the Wisconsin Pollution Discharge Elimination System (WPDES) permits to ensure compliance with these discharge limits. The WDNR has recently published regulations for phosphorus, mercury and thermal discharges from electric-steam generating plants. See Footnote 18.g for information regarding these regulations.

EPA Cooling Water Intake Rules (Section 316(b))

In March 2011, the EPA proposed and asked for public comment on standards to reduce entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) from existing structures designed to take in cooling water for plants such as electric generating facilities. This rule is commonly referred to as Phase II of Section 316(b). Both our Blount and Columbia generating plants are subject to the impingement and entrainment aspects of the current proposed rule. Our WCCF plant is subject to the impingement provisions only. The EPA is committed to finalize this rule by June 2012. Under the current proposed rule, equipment would need to be installed at Blount, WCCF and Columbia to meet these new standards. It is not possible to estimate the potential costs associated with the implementation of any of these initiatives until the rule is finalized.

Solid waste

Lenz Oil Site

MGE is listed as a potentially responsible party for a site on the EPA's national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. During 2009, the EPA agreed on a remedy for the Lenz Oil site. The remedy included a five year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five year implementation plan. MGE has provided money for site cleanup; however, the cleanup process has not begun. MGE will not know if additional costs exist at the site until cleanup is completed. At December 31, 2011, MGE's portion is less than $0.1 million. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that any cleanup costs not covered by insurance will be recovered in current and future rates.

Proposed Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, to regulate coal combustion byproducts from the electric generating sector. The proposed regulations may require new or additional monitoring of storage sites, may re-classify ash and other coal combustion byproducts, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations. It is not possible to project the potential costs associated with the implementation of any of these initiatives until the rule is finalized.

Other Environmental Issues

Polychlorinated Biphenyls (PCBs) Regulations

On April 7, 2010, the EPA published an Advanced Notice of Proposed Rulemaking (ANPR) for the additional regulation of polychlorinated biphenyls (PCBs). The EPA intends to reassess the use, distribution, marking, and storage for reuse of liquid PCBs in electric and nonelectric equipment. The rule may require additional testing and potentially a phase-out of PCBs in electrical and nonelectrical equipment. MGE has electrical equipment that contains liquid PCBs, thus any rule that is developed has a potential to affect our capital or operational costs. We cannot predict the extent of this rule's impact until the rule is proposed and/or finalized.

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

MGE is already addressing GHG emissions through voluntary actions. In 2005, MGE announced its Energy 2015 Plan, which commits to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasizes increased renewable energy, energy efficiency and new cleaner generation – three strategies that reduce GHG emissions. Under MGE's Energy 2015 Plan and other actions, our CO2 emissions are currently projected to decline from 2005 to 2015 even though total system energy is estimated to increase.

EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

The EPA's Greenhouse Gas "Tailoring Rule" to address the regulation of stationary sources for GHG emissions became effective in January 2011. The Tailoring Rule is designed to "phase in" facilities subject to Prevention of Significant Deterioration (PSD) pre-construction program or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). Under the Tailoring Rule, covered new or modified sources must meet Best Available Control Technology (BACT) requirements for emissions that trigger PSD, including GHG emissions. The EPA has provided draft guidelines on conducting a BACT Analysis. MGE facilities may become subject to this rule if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD. In addition, MGE's facilities will likely need to include GHG emissions information in their Title V permits as they are renewed.

EPA's Plan to Establish Greenhouse Gas Emission Standards for Fossil-Fuel Fired Utilities

On December 30, 2010, the EPA announced a proposed schedule for regulating GHGs under Section 111 of the Clean Air Act. As part of a settlement agreement with several states and environmental nongovernmental organizations, the EPA agreed to propose by July 26, 2011, New Source Performance Standards (NSPS) for new and/or modified fossil-fuel burning EGUs and proposed guidelines for states' GHG emissions standards for existing EGUs. The EPA has delayed the release of a proposed regulation until sometime in 2012. Given the uncertainties associated with this initiative, we cannot estimate the effect that compliance may have on our generating operations, cash flows, and financial position.

Climate Change Legislation

Federal Actions on Climate Change

Congress is not expected to enact comprehensive climate change legislation in 2012. Several bills related to GHG regulation including bills to limit, prevent or delay the EPA's regulation of GHGs under the current Clean Air Act have been proposed but none have become law to date.

State and Regional Actions on Climate Change

It is not expected that the Wisconsin Legislature will enact broad GHG regulation in 2012.

Employees

As of December 31, 2011, MGE had 712 employees. MGE employs 217 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 98 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2012. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2-111 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2012.

Financial Information About Segments

See Footnote 23 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 57	Chairman of the Board, President and Chief Executive Officer	02/01/2002	22
Lynn K. Hobbie(b) Age: 53	Senior Vice President	02/01/2000	17
James G. Bidlingmaier(b, c) Age: 65	Vice President - Admin. and Chief Information Officer	02/01/2000	11
Kristine A. Euclide(b) Age: 59	Vice President and General Counsel	11/15/2001	10
Scott A. Neitzel(b, d) Age: 51	Vice President – Energy Supply	09/01/2006	14
Jeffrey C. Newman(a) Age: 49	Vice President, Chief Financial Officer, Secretary and Treasurer Vice President and Treasurer	01/01/2009 01/01/2001	14
Peter J. Waldron(b, e) Age: 54	Vice President and Operations Officer	09/01/2006	15

Note: Ages, years of service, and positions as of December 31, 2011.

(a)

Executive officer of MGE Energy and MGE.

(b)

Executive officer of MGE.

(c)

Retired as of January 1, 2012.

(d)

Assumed title of Senior Vice President as of January 1, 2012.

(e)

Assumed title of Vice President and Chief Information Officer as of January 1, 2012.

Item 1A. Risk Factors.

MGE Energy and its subsidiaries, including MGE, operate in a market environment that involves significant risks, many of which are beyond their control. The following risk factors may adversely affect their results of operations, cash flows and market price for their publicly traded securities. While MGE Energy and MGE believe they have identified and discussed below the key risk factors affecting their business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect their performance or financial condition in the future.

Regulatory Risk

We are subject to extensive government regulation in our business, which affects our costs and responsiveness to changing events and circumstances.

Our business is subject to regulation at the State and Federal levels. We are subject to regulation as a holding company by the PSCW. MGE is regulated by the PSCW as to its rates, terms and conditions of service; various business practices and transactions; financing; and transactions between it and its affiliates, including MGE Energy. MGE is also subject to regulation by the FERC, which regulates certain aspects of its business. The regulations adopted by the State and Federal agencies affect the manner in which we do business, our ability to undertake specified actions since pre-approval or authorization may be required, the costs of operations, and the level of rates charged to recover such costs. Our ability to attract capital is also dependent in part, upon our ability to obtain a fair return from the PSCW.

We face risk for the recovery of fuel and purchased power costs.

MGE burns natural gas in several of its peak electric generation facilities, and in many cases, the cost of purchased power is tied to the cost of natural gas. Under the electric fuel rules, MGE would automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band that is currently plus or minus 2%. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if its actual fuel costs fall outside the lower end of the range and would defer costs, less any excess revenues, if its actual fuel costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

We are subject to changing environmental laws and regulations that may affect our costs and business plans.

Our subsidiaries are subject to environmental laws and regulations that affect the manner in which they conduct business, including capital expenditures, operating costs and potential liabilities. Changes and developments in these laws and regulations may alter or limit our business plans, make them more costly, or expose us to liabilities for past or current operations.

Numerous environmental laws and regulations govern many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, threatened and endangered species and hazardous waste. These evolving regulations can introduce uncertainty with respect to capital expenditures and operational planning, and can introduce costly delays if previous decisions need to be revisited as a result of judicial mandate or regulatory change. These regulations generally require us to obtain and comply with a wide variety of environmental permits and approvals, and can result in increased capital, operating, and other costs and operating restrictions, particularly with regard to enforcement efforts focused on power plant emissions obligations under existing regulations and compliance costs associated with regulatory requirements. These effects can be seen not only with respect to new construction but could also require the installation of additional control equipment or other compliance measures such as altered operating conditions at existing facilities.

In addition, we may be a responsible party for environmental clean-up at current or future sites identified as containing hazardous materials. It is difficult to predict the costs potentially associated with a site clean-up due to the potential joint and several liability for all potentially responsible parties, the nature of the clean-up required and the availability of recovery from other potentially responsible parties.

Additionally, GHG emission restrictions could have the potential for a significant financial impact on MGE, including the cost to install new emission control equipment, purchase allowances, or do fuel switching.

Operating Risk

We are affected by weather, which affects customer demand and can affect the operation of our facilities.

The demand for electricity and gas is affected by weather. Very warm and very cold temperatures, especially for prolonged periods, can dramatically increase the demand for electricity and gas for cooling and heating, respectively, as opposed to the softening effect of more moderate temperatures. Our electric revenues are sensitive to the summer cooling season and, to a lesser extent, the winter heating season. Similarly, very cold temperatures can dramatically increase the demand for gas for heating. A significant portion of our gas system demand is driven by heating. Extreme summer conditions or storms may stress electric transmission and distribution systems, resulting in increased maintenance costs and limiting the ability to meet peak customer demand.

We are affected by economic activity within our service area.

Higher levels of development and business activity generally increase the numbers of customers and their use of electricity and gas. Likewise, periods of recessionary economic conditions generally adversely affect our results of operations.

Our ability to manage our purchased power costs is influenced by a number of uncontrollable factors.

We are exposed to additional purchased power costs to the extent that our power needs cannot be fully covered by the supplies available from our existing facilities and contractual arrangements. Those needs, and our costs, could be affected by:

•

Increased demand due to, for example, weather, customer growth, or customer obligations,

•

The inability to transmit our contracted power from its generation source to our customers due to transmission line constraints, outages, or equipment failures,

•

Reductions in the availability of power from our owned or contracted generation sources due to equipment failures, shortages of fuel or environmental limitations on operations, and

•

Failure to perform on the part of any party from which we purchase capacity or energy, whether due to equipment failures or other causes.

An unexpected change in demand or the availability of generation or transmission facilities can expose us to increased costs of sourcing electricity in the short-term market where pricing may be more volatile.

The equipment and facilities in our operational system are subject to risks which may adversely affect our financial performance.

Weather conditions, accidents, and catastrophic events including terrorism, cyber terrorism, and acts of sabotage or war can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take prolonged periods or may be unsuccessful, or we may be unable to make the necessary improvements to our operational system, causing service interruptions. The resulting interruption of services would result in lost revenues and additional costs. We are also exposed to the risk of accidents or other incidents which could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

Failure to attract and retain an appropriately qualified workforce could affect our operations.

Events such as an aging workforce and retirement of key employees without appropriate replacements may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and length of time period associated with skill development. Failure to identify qualified replacement employees could result in increased productivity and safety costs. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected.

Financial Risk

We are exposed to commodity price risk relating to our purchases of natural gas, electricity, coal and oil.

We face commodity price risk exposure with respect to our purchases of natural gas, electricity, coal and oil, SO2 allowances and risk through our use of derivatives, such as futures, forwards and swaps, to manage that commodity price risk. We could experience increased costs as a result of volatility in the market values of those commodities. We could also experience losses on our derivative contracts as a result of that market value volatility or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative contracts involves our exercise of judgment and use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

We are exposed to interest rate risk.

We are exposed to interest rate risk on our variable rate financing. Borrowing levels under commercial paper arrangements vary from period to period depending upon capital investments and other factors. Such interest rate risk means that we are exposed to increased financing costs and associated cash payments as a result of changes in the short-term interest rates.

Interest rate movements and market performance affects our employee benefit plan costs.

Prevailing interest rates affect our assessment and determination of discount rates that are a key assumption in the determination of the costs and funding of our defined benefit pension plans and may impact the amount of expense and timing of contributions to those plans. The performance of the capital markets affects the values of the assets that are held in trust to satisfy the future obligations under our pension and postretirement benefit plans. We have significant obligations in these areas and hold significant assets in these trusts. A decline in the market value of those assets may increase our current and longer-term funding requirements for these obligations. Changes in the value of trust fund assets may affect the level of required contributions to these trusts to meet benefit obligations. Reduced benefit plan assets could result in increased benefit costs in future years and may increase the amount and accelerate the timing of required future funding contributions.

We are exposed to credit risk primarily through our regulated energy business.

Credit risk is the loss that may result from counterparty nonperformance. We face credit risk primarily through MGE's regulated energy business. Failure of contractual counterparties to perform their obligations under purchase power agreements, commodity supply arrangements or other agreements may result in increased expenses for MGE as a result of being forced to cover the shortfall in the spot or short-term market, where prices may be more volatile.

As a holding company, we are dependent on upstream cash flows from our subsidiaries for the payment of dividends on our common stock.

As a holding company, we have no operations of our own. Our ability to pay dividends on our common stock is dependent on the earnings and cash flows of our operating subsidiaries and their ability to pay upstream dividends or to repay funds to us. Prior to funding us, our subsidiaries have financial obligations that must be satisfied, including among others, debt service and obligations to trade creditors, and are subject to contractual and regulatory restrictions on the payment of dividends.

Disruptions in the financial markets or changes to our credit ratings may affect our ability to finance at a reasonable cost and in accordance with our planned schedule.

The credit markets have experienced disruption and uncertainty in recent years. To the extent that such issues affect the ability or willingness of credit providers or investors to participate in the credit markets or particular types of investments, or affect their perception of the risk associated with particular types of investments, our cost of borrowing could be affected. We also rely on our strong credit ratings to access the credit markets. If our credit ratings are downgraded for any reason, borrowing costs could increase, potential investors could decrease, or we could be required to provide additional credit assurance, including cash collateral, to contract counterparties.

General economic conditions may affect our operating revenues, our capital costs and our counterparty risks.

Operational

MGE Energy's and MGE's operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged period of reduced economic activity may include lower demand for energy, uncertainty regarding energy prices and the capital and commodity markets, and increased credit risk. A decline in energy consumption may adversely affect our revenues and future growth. Increased credit risk reflects the risk that our retail customers will not pay their bills in a timely manner or at all, which may lead to a reduction in liquidity and an eventual increase in bad debt expense.

Liquidity

Long-term instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital. Although MGE Energy and MGE believe they have sufficient liquidity despite the disruption of capital and credit markets, the costs of such funds may increase.

Counterparty creditworthiness

Credit risk also includes the risk that trading counterparties that owe us money or product will breach their obligations. MGE's risk management policy is to limit transactions to a group of high quality counterparties. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2011, was as follows:

				Net Summer
		Commercial		Rated
		Operation		Capacity(1)	No. of
Plants	Location	Date	Fuel	(MW)	Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225 (2,3)	2
Blount	Madison, WI	1957 & 1961	Gas	99 (7)	2
WCCF	Madison, WI	2005	Gas/oil	130 (4)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106 (2,5)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	156 (6)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	50 (7)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1 (7, 8)	17
	Township of
	Brookfield, IA	2008	Wind	3 (7,9)	18
Total				770

(1)

Net summer rated capacity is determined by annual testing and may vary from year to year due to, among other things, the operating and physical conditions of the units.

(2)

Baseload generation.

(3)

MGE's 22% share of two 512-MW units. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC.

(4)

Facility is jointly owned. MGE Power West Campus owns a controlling interest in the electric generation plant and the UW owns a controlling interest in the chilled-water and steam plants. MGE leases the electric generating assets owned by MGE Power West Campus and is responsible for operating the facility. Amounts shown represent MGE's share of the net summer rated capacity. Based on the terms of the joint plant agreement between MGE and the UW, the UW has the ability to reduce net capability of these units by approximately 17 MW in the summer. The net summer rated capacity shown reflects this decrease.

(5)

MGE's 8.33% share in each of two 615 MW coal-fired generating units. The other owners are Wisconsin Energy Corporation, which operates the units, and WPPI Energy, Inc. MGE leases the electric generating assets owned by MGE Power Elm Road. Unit 1 and Unit 2 entered commercial operation in February 2010 and January 2011, respectively. Amounts shown represent MGE's share of the net summer rated capacity of the Units.

(6)

Three facilities are owned by MGE and three facilities are leased.

(7)

These facilities are owned by MGE.

(8)

Nameplate capacity rating is 11 MW.

(9)

Nameplate capacity rating is 30 MW.

Electric and Gas Distribution Facilities

Major electric distribution lines and substations in service at December 31, 2011, which are owned by MGE, are as follows:

	Miles
Distribution lines:	Overhead	Underground
13.8 kV and under	904	1,123

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	27	1,069,000
13.8-4 kV	29	294,967

Gas facilities include 2,550 miles of distribution mains, which are owned by MGE.

A significant portion of MGE's electric and gas distribution facilities are located above or underneath highways, streets, other public places or property that others own. MGE believes that it has satisfactory rights to use those places or property in the form of permits, grants, easements and licenses; however, it has not necessarily undertaken to examine the underlying title to the land upon which the rights rest.

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2011, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 for additional information regarding MGE's first mortgage bonds.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $76.0 million of senior secured notes issued by MGE Power Elm Road. See Footnote 9 for additional information regarding these senior notes.

MGE Power West Campus has collaterally assigned its right to lease payments from MGE for the WCCF in order to secure the repayment of $50.0 million of senior secured notes issued by MGE Power West Campus. See Footnote 9 for additional information regarding these senior notes.

Item 3. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See "Environmental" under Item 1, Business, and Footnote 18.g for a description of several environmental proceedings involving MGE. See Footnote 18.h for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE

Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2012, there were approximately 36,272 shareholders of record, including registered and beneficial shareholders. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	2011		2010
	High	Low	High	Low
Fourth Quarter	$47.85	$39.30	$43.62	$39.13
Third Quarter	$43.06	$37.06	$39.92	$35.52
Second Quarter	$42.72	$39.55	$38.40	$34.15
First Quarter	$43.46	$38.99	$36.19	$32.06

MGE

As of February 1, 2012, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2011 and 2010:

(Per share)	2011	2010
Fourth quarter	$0.383	$0.375
Third quarter	$0.383	$0.375
Second quarter	$0.375	$0.368
First quarter	$0.375	$0.368

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2011 and 2010:

(In thousands)	2011	2010
Fourth quarter	$6,728	$6,596
Third quarter	$6,728	$6,596
Second quarter	$6,596	$6,478
First quarter	$6,596	$6,478

See discussion below as well as the "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay annual dividends in excess of $39.8 million plus dividends on MGE Energy shares issued in excess of the issued share number used in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2011, is estimated to be 57.3% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $26.6 million to MGE Energy in 2011.The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial Statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2011, approximately $260.2 million was available for the payment of dividends under this covenant.

Issuer Purchases of Equity Securities

MGE Energy

				Maximum number (or
				Approximate Dollar
	Total		Total Number	Value) of Shares That
	Number	Average	of Shares	May Yet Be
	of	Price	Purchased as Part of	Purchased
	Shares	Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Share	Plans or Programs*	Programs*
October 1-31, 2011	32,530	$41.46	-	-
November 1-30, 2011	39,675	42.84	-	-
December 1-31, 2011	72,527	45.03	-	-
Total	144,732	$43.63	-	-

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

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2007 through 2011. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

This performance chart assumes:

•

$100 invested on December 31, 2006, in MGE Energy common stock, in the Russell 2000 and the EEI Index, and

•

All dividends are reinvested.

Value of Investment at December 31,

	2006	2007	2008	2009	2010	2011
MGEE	$100	$101	$98	$111	$138	$157
Russell 2000	100	98	65	83	105	101
EEI Index	100	117	86	96	102	123

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per share amounts)

	For the years ended December 31,
	2011	2010	2009	2008	2007

Summary of Operations
Operating revenues:
Regulated electric	$375,858	$360,729	$332,324	$345,962	$334,488
Regulated gas	165,271	165,915	192,334	242,598	197,925
Nonregulated	5,253	5,947	9,161	7,433	5,181
Total	546,382	532,591	533,819	595,993	537,594
Operating expenses	421,170	418,931	431,296	491,418	438,156
Other general taxes	17,344	17,058	17,858	16,793	15,771
Operating income	107,868	96,602	84,665	87,782	83,667
Other income, net	9,214	11,093	8,096	8,044	6,069
Interest expense, net	(20,162)	(16,157)	(13,594)	(14,002)	(13,056)
Income before taxes	96,920	91,538	79,167	81,824	76,680
Income tax provision	(35,992)	(33,820)	(28,170)	(29,056)	(27,855)
Net income	$60,928	$57,718	$50,997	$52,768	$48,825
Average shares outstanding	23,114	23,114	23,070	22,197	21,520
Basic and diluted earnings per share	$2.64	$2.50	$2.21	$2.38	$2.27
Dividends declared per share	$1.52	$1.49	$1.46	$1.43	$1.41

Assets
Electric	$794,738	$721,721	$695,897	$677,540	$614,949
Gas	285,702	257,505	249,610	284,211	234,002
Assets not allocated	32,882	22,079	22,342	14,642	14,876
Nonregulated energy operations	299,421	300,862	292,101	271,568	227,415
Transmission investments	57,006	54,241	51,728	46,292	40,808
All others	401,862	376,219	389,744	381,433	342,491
Eliminations	(412,729)	(414,734)	(419,537)	(407,411)	(362,954)
Total	$1,458,882	$1,317,893	$1,281,885	$1,268,275	$1,111,587

Capitalization including Short-Term Debt
Common shareholders' equity	$550,952	$525,080	$501,795	$478,202	$427,726
Long-term debt*	363,570	336,018	322,470	272,408	262,346
Short-term debt	-	22,500	64,500	124,500	103,500
Total capitalization and short-term debt	$914,522	$883,598	$888,765	$875,110	$793,572

*Includes current maturities

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

MGE Energy is an investor-owned public utility holding company operating through subsidiaries in five business segments:

•

Regulated electric utility operations, conducted through MGE,

•

Regulated gas utility operations, conducted through MGE,

•

Nonregulated energy operations, conducted through MGE Power and its subsidiaries,

•

Transmission investments, representing our equity investment in ATC, and

•

All other, which includes corporate operations and services.

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 139,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 144,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations own interests in electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include an undivided 8.33% ownership interest in two 615 MW coal-fired generating units in Oak Creek, Wisconsin and a partial ownership of a cogeneration project on the UW-Madison campus. A third party operates the units in Oak Creek, and MGE operates the cogeneration project. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. In the future, MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE will continue to maintain safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

•

Regulation and regulatory issues, and their impact on the timing and recovery of costs,

•

Energy commodity prices,

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

and other factors listed in Item 1A. Risk Factors.

For the year ended December 31, 2011, MGE Energy's earnings were $60.9 million or $2.64 per share compared to $57.7 million or $2.50 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2011, were $37.3 million compared to $37.7 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2011	2010	2009
Electric Utility	$29.8	$30.2	$23.9
Gas Utility	8.4	7.4	9.9
Nonregulated Energy	17.9	15.8	11.1
Transmission Investments	5.1	5.1	4.9
All Other	(0.3)	(0.8)	1.2
Net Income	$60.9	$57.7	$51.0

Our net income during 2011 compared to 2010 primarily reflects the effects of the following factors:

•

A 3.0% increase in retail electric revenues due to increased customer demand.

•

A 3.0% increase in gas sales reflecting higher customer demand due to a colder winter. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 3% compared to the prior period.

•

The electric and gas utilities received a one-time $2.6 million (pretax) gain on a sale of property to ATC in March 2010.

•

Higher nonregulated energy revenues are attributable to both Elm Road Units being in commercial operation. Elm Road Unit 1 was placed in-service in February 2010, and Elm Road Unit 2 was placed in-service in January 2011.

Our net income during 2010 compared to 2009 primarily reflects the effects of the following factors:

•

A 10.0% increase in retail electric revenues due to increased customer demand primarily as a result of warmer-than-normal summer weather, particularly when compared to the cooler-than-normal weather of the prior period. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 125% compared to the prior period.

•

An 8.2% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days decreased by 8% compared to the prior period. In addition, the 2009 results reflect the receipt by the gas utility of the benefit of $1.9 million (pretax) from capacity release revenues and commodity savings as a result of GCIM.

•

The electric and gas utilities received a one-time $2.6 million (pretax) gain on a sale of property to ATC in March 2010.

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

Columbia Environmental Project: In March 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's share of the capital expenditures required to comply with this project will be approximately $140 million, which is expected to be incurred in 2012 through 2014.

ATC: MGE Transco contributed $0.9 million for voluntary capital contributions to ATC for the year ended December 31, 2011.

Smart Grid Investment Grant: MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of December 31, 2011, MGE has spent $6.0 million related to these projects and has outstanding agreements to purchase $0.8 million in smart grid related products for 2012.

2012 Rate Filing: In December 2011, under a limited reopener of MGE's last rate order, the PSCW authorized MGE to increase 2012 rates for retail electric customers by 4.3% and to increase rates for gas customers by 0.3%. The change in retail electric rates was driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs. The PSCW also approved deferral of CSAPR costs.

During 2012, several items may affect us, including:

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent, hazardous materials and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect in particular the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is involved in claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. MGE and the other co-owners are defending against these claims. MGE is currently unable to predict the impact of these claims on its financial condition or results of operations at this time. However, should there ultimately be an adverse outcome, MGE believes it could have a significant effect.

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $115.0 million for MGE Energy (including MGE) and $75.0 million for MGE to address our liquidity needs.

Columbia Environmental Project: In March 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to comply with this project will be approximately $53 million in 2012, $68 million in 2013, and $15 million in 2014.

The following discussion is based on the business segments as discussed in Footnote 23.

Results of Operations

Year Ended December 31, 2011, Versus the Year Ended December 31, 2010

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	2011	2010	% Change	2011	2010	% Change
Residential	$124,524	$122,237	1.9%	821,543	826,020	(0.5)%
Commercial	197,621	190,265	3.9%	1,826,636	1,811,474	0.8%
Industrial	19,427	20,125	(3.5)%	263,224	267,939	(1.8)%
Other-retail/municipal	36,990	34,795	6.3%	442,066	421,931	4.8%
Total retail	378,562	367,422	3.0%	3,353,469	3,327,364	0.8%
Sales to the market	1,711	2,005	(14.7)%	61,034	40,593	50.4%
Other revenues	1,584	1,915	(17.3)%	-	-	- %
Adjustments to revenues	(5,999)	(10,613)	43.5%	-	-	- %
Total	$375,858	$360,729	4.2%	3,414,503	3,367,957	1.4%

Cooling degree days (normal 629)				814	829	(1.8)%

Electric operating revenues increased $15.1 million or 4.2% for the year ended December 31, 2011, due to the following:

(In millions)
Rate changes	$8.2
Adjustments to revenues	4.6
Volume	2.9
Sales to the market	(0.3)
Other revenues	(0.3)
Total	$15.1

•

Rates changes. Rates charged to retail customers for the year ended December 31, 2011, were 2.2% or $8.2 million higher than those charged during the same period in the prior year.

In January 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% or $8.0 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for Elm Road Units and WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $6.0 million and $7.0 million for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2010, MGE recovered in electric rates the costs associated with the estimated commencement of lease payments for Elm Road Unit 2, which did not commence until the commercial operation of the Unit in 2011. These amounts were deferred on MGE's balance sheet. At December 31, 2010, $3.6 million was included in adjustments to revenues to defer these revenues and will be returned to customers in MGE's next base rate case.

•

Volume. During the year ended December 31, 2011, there was a 0.8% increase in total retail sales volumes compared to the same period in the prior year, reflecting increased commercial customer demand.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2011, market volumes increased compared to the prior year, reflecting increased opportunities for sales; however, market settlement resulted in lower revenue per kWh for the year ended December 31, 2011, reflecting lower market prices. Also included in the sales to the market is a decrease in revenues pertaining to the ancillary services and capacity markets, which have no corresponding market volumes.

•

Other Revenues. Other revenues decreased a total of $0.3 million compared to the same period in the prior year.

Electric fuel and purchased power

The expense for fuel for electric generation increased $8.9 million or 21.2% during the year ended December 31, 2011, compared to the same period in the prior year, reflecting higher generation at the Elm Road Units. Elm Road Unit 1 and Unit 2 entered commercial operation in February 2010 and January 2011, respectively.

Purchased power expense decreased by $7.2 million or 10.0% during the year ended December 31, 2011, compared to the same period in the prior year. This decrease in expense reflects a $7.8 million or 10.9% decrease in the volume of power purchased from third parties, driven by Elm Road Unit 2 becoming operational in January 2011.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $0.6 million during the year ended December 31, 2011, compared to the same period in 2010. The following changes contributed to the net change:

(In millions)
Increased production costs	$0.7
Increased distribution costs	0.7
Decreased transmission costs	(0.6)
Decreased customer services costs	(0.2)
Total	$0.6

For the year ended December 31, 2011, increased production costs largely reflect increased maintenance at the Blount plant and increased production at the Elm Road Units. Increased distribution costs are primarily due to increased tree trimming expenses. These increases were partially offset by decreased transmission costs, primarily due to a decrease in network service fees pertaining to ATC.

Electric depreciation expense

Electric depreciation expense increased $0.8 million for the year ended December 31, 2011, compared to the same period in the prior year. This increase is related to higher levels of electric assets.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2011	2010	% Change	2011	2010	% Change
Residential	$93,373	$92,947	0.5%	91,663	87,780	4.4%
Commercial/Industrial	68,729	69,919	(1.7)%	104,254	100,954	3.3%
Total retail	162,102	162,866	(0.5)%	195,917	188,734	3.8%
Gas Transportation	2,586	2,488	3.9%	35,531	35,871	(0.9)%
Other revenues	583	561	3.9%	-	-	- %
Total	$165,271	$165,915	(0.4)%	231,448	224,605	3.0%
Heating degree days (normal 7,096)				6,993	6,798	2.9%
Average Rate Per Therm of
Retail Customer	$0.827	$0.863	(4.2)%

Gas revenues decreased $0.6 million or 0.4% for the year ended December 31, 2011. These changes are related to the following factors:

(In millions)
Gas costs/rates	$(7.0)
Gas deliveries	6.2
Transportation and other effects	0.2
Total	$(0.6)

•

Gas costs/rates. The average retail rate per therm for the year ended December 31, 2011, decreased 4.2% compared to the same period in 2010. The primary contributor to this decrease is significantly lower natural gas commodity costs.

•

Retail gas deliveries. For the year ended December 31, 2011, retail gas deliveries increased 3.8% compared to the same period in 2010, reflecting colder weather during the winter months.

Cost of gas sold

For the year ended December 31, 2011, cost of gas sold decreased by $4.3 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 7.4%, which resulted in $8.0 million of reduced expense. This decrease was partially offset by a 3.5% increase in the volume of gas purchased, which resulted in $3.7 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $1.1 million for the year ended December 31, 2011, compared to the same period a year ago. The following changes contributed to the net change.

(In millions)
Increased administrative and general costs	$0.6
Increased distribution costs	0.3
Increased customer accounts costs	0.2
Total	$1.1

For the year ended December 31, 2011, increased administrative and general costs were primarily due to increased use of outside services.

Gas depreciation expense

Gas depreciation expense increased $0.4 million for the year ended December 31, 2011, compared to the same period in the prior year. This increase is related to higher levels of gas assets.

Other Income (Deductions), Net - MGE Energy and MGE

For the year ended December 31, 2011, other income, net for the electric and gas segments decreased by $2.9 million, compared to the same period in the prior year. This decrease is primarily due to a one-time $2.6 million pretax gain on a sale of property to ATC during March 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $9.0 million for the year ended December 31, 2011, when compared to the same period in the prior year, reflecting the commencement of commercial operations at Elm Road Unit 2 in January 2011.

MGE received approval from the PSCW to collect from customers the carrying costs incurred by MGE Power Elm Road during construction of the Elm Road Units. The total carrying costs on the Elm Road Units is $62.2 million. A portion of this amount is being recognized over the period in which Elm Road Units costs are recovered in rates and a portion is being deferred and will be recognized over the period in which the Units are depreciated. See Footnote 2 for additional information regarding these carrying charges. For the years ended December 31, 2011 and 2010, MGE Power Elm Road recognized $3.9 million and $4.8 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated depreciation expense

Nonregulated depreciation expense increased $1.8 million for the year ended December 31, 2011, compared to the same period in the prior year. This additional depreciation is related to the commencement of commercial operations at Elm Road Unit 2 in January 2011.

Nonregulated energy interest expense, net

For the years ended December 31, 2011 and 2010, interest expense, net at the nonregulated energy operations segment was $6.3 million and $2.7 million, respectively. Interest expense at the nonregulated energy segment for both the years ended December 31, 2011 and 2010, includes interest expense incurred on $50 million of borrowings at MGE Power West Campus, and $50 million of borrowings at MGE Power Elm Road, which were long-term and fixed-rate during both periods. Interest expense at the nonregulated energy segment for the year ended December 31, 2011, also includes interest incurred on $30 million of additional borrowings at MGE Power Elm Road, which were issued in late February 2011, and were long-term and fixed-rate during 2011.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the years ended December 31, 2011 and 2010, other income at the transmission investment segment was $8.6 million and $8.5 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Other General Taxes - MGE Energy and MGE

MGE Energy's and MGE's other general taxes increased $0.3 million or 1.7% for the year ended December 31, 2011, when compared to the same period in 2010, due to increased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not changed.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the year ended December 31, 2011, was 37.1% compared to 37.0% for the same period in 2010, and MGE's effective income tax rate for the years ended December 31, 2011 and 2010, was 37.0%.

For 2009 tax return purposes, MGE Energy and MGE changed their income tax method of accounting for electric repairs. The effect on the 2010 financial statements of the finalization pertaining to the electric repairs adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of approximately $6.0 million.

The tax method change did not have an impact on income before income tax expense in the income statements of MGE Energy and MGE.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the Elm Road Units and WCCF when those operations are consolidated into MGE's financial statements. MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco.

For the year ended December 31, 2011, MGE Energy (through its wholly owned subsidiary MGE Power) earned $14.6 million and $7.5 million, net of tax, for its interest in MGE Power Elm Road and MGE Power West Campus, respectively. Additionally, MGE Energy earned $1.9 million, net of tax, for its interest in MGE Transco for the year ended December 31, 2011. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

For the year ended December 31, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) earned $11.2 million and $7.7 million, net of tax, for its interest in MGE Power Elm Road and MGE Power West Campus, respectively. Additionally, MGE Energy earned $1.8 million, net of tax, for its interest in MGE Transco for the year ended December 31, 2010. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

Results of Operations

Year Ended December 31, 2010, Versus the Year Ended December 31, 2009

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	2010	2009	% Change	2010	2009	% Change
Residential	$122,237	$109,788	11.3%	826,020	772,724	6.9%
Commercial	190,265	176,231	8.0%	1,811,474	1,765,831	2.6%
Industrial	20,125	16,906	19.0%	267,939	253,590	5.7%
Other-retail/municipal	34,795	31,010	12.2%	421,931	402,994	4.7%
Total retail	367,422	333,935	10.0%	3,327,364	3,195,139	4.1%
Sales to the market	2,005	2,086	(3.9)%	40,593	14,993	170.7%
Other revenues	1,915	7,231	(73.5)%	-	-	- %
Adjustments to revenues	(10,613)	(10,928)	2.9%	-	-	- %
Total	$360,729	$332,324	8.5%	3,367,957	3,210,132	4.9%

Cooling degree days (normal 617)				829	368	125.3%

Electric operating revenues increased $28.4 million or 8.5% for the year ended December 31, 2010, due to the following:

(In millions)
Volume	$14.6
Rate changes	13.4
Fuel refund (2009)	5.5
Adjustments to revenues	0.3
Other revenues	(5.4)
Total	$28.4

•

Volume. During the year ended December 31, 2010, there was a 4.1% increase in total retail sales volumes compared to the same period in the prior year, reflecting the warmer-than-normal weather experienced in the current period compared to the cooler-than-normal weather experienced in the prior period.

•

Rates changes. Rates charged to retail customers for the year ended December 31, 2010, were 3.9% or $13.4 million higher than those charged during the same period in the prior year.

In December 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million. The increase in retail electric rates is driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements.

In May 2009, MGE implemented a credit of $0.00204 per kWh, due to a decrease in actual electric fuel costs. During the year ended December 31, 2009, $4.1 million had been credited to electric customers.

•

Fuel refund. As a result of lower than expected fuel and purchased power costs in 2008, a fuel refund was approved. The PSCW issued a final order approving the refund amount of $5.5 million, which was applied to customers' accounts in March 2009. This refund reduced revenues for the year ended December 31, 2009, but was offset in other revenues as described below.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2010, market volumes increased due to more internal generation available for sale to the market compared to the prior year, reflecting increased opportunities for sales.

•

Other revenues. Other electric revenues decreased $5.4 million for the year ended December 31, 2010, compared to the same period in the prior year. This is primarily a result of MGE recording $5.5 million in other electric revenues during the year ended December 31, 2009, to offset the impact of the 2008 fuel refund returned to customers in 2009.

33

•

Adjustments to revenues. Included in rates for 2010 is a full year of lease payments associated with Elm Road Unit 1 and four months of lease payments associated with Elm Road Unit 2. However, the lease payments for Elm Road Unit 1 did not begin until February 2010 when the unit went into service and no lease payments were made for Elm Road Unit 2, since the unit was not in service until January 12, 2011. As a result, $3.6 million was included in adjustments to revenues to defer and return to customers the lease payments collected in rates.

The adjustments to revenues amount also includes the elimination of carrying costs for WCCF and the Elm Road Units that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment. The amount eliminated was $7.0 million and $10.7 million for the years ended December 31, 2010 and 2009, respectively.

Electric fuel and purchased power

The expense for fuel for electric generation increased $5.1 million or 13.7% during the year ended December 31, 2010, compared to the same period in the prior year, reflecting higher generation at Elm Road and Columbia. Elm Road Unit 1 entered commercial operation on February 2, 2010.

Purchased power expense decreased by $13.9 million or 16.3% during the year ended December 31, 2010, compared to the same period in the prior year. This decrease in expense reflects a $12.4 million or 14.8% decrease in the volume of power purchased from third parties and a $1.5 million or 1.8% decrease in the per-unit cost of purchased power, driven by Elm Road Unit 1 becoming operational in February 2010 and increased production at Columbia.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $15.9 million during the year ended December 31, 2010, compared to the same period in 2009. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$6.2
Increased transmission costs	4.9
Increased production costs	3.4
Increased distribution costs	1.4
Total	$15.9

For the year ended December 31, 2010, increased administrative and general costs were primarily due to increased pension costs and the amortization of deferred pension expenses from 2009. These pension costs were deferred and recovery in rates began in 2010. Transmission costs increased primarily due to an increase in network service fees pertaining to ATC. Production costs increased due to Elm Road Unit 1 becoming operational in February 2010. Distribution costs increased mainly as a result of increased overhead and underground line expenses.

Electric depreciation expense

Electric depreciation expense decreased $1.3 million for the year ended December 31, 2010, compared to the same period in the prior year. This decrease was a result of new depreciation rates becoming effective for 2010.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2010	2009	% Change	2010	2009	% Change
Residential	$92,947	$105,624	(12.0)%	87,780	95,718	(8.3)%
Commercial/Industrial	69,919	81,335	(14.0)%	100,954	111,276	(9.3)%
Total retail	162,866	186,959	(12.9)%	188,734	206,994	(8.8)%
Gas Transportation	2,488	2,903	(14.3)%	35,871	37,611	(4.6)%
Other revenues	561	2,472	(77.3)%	-	-	- %
Total	$165,915	$192,334	(13.7)%	224,605	244,605	(8.2)%
Heating degree days (normal 7,080)				6,798	7,357	(7.6)%
Average Rate Per Therm of
Retail Customer	$0.863	$0.903	(4.4)%

Gas revenues decreased $26.4 million or 13.7% for the year ended December 31, 2010. These changes are related to the following factors:

(In millions)
Gas deliveries	$(15.8)
Gas costs/rates	(8.3)
Transportation and other effects	(2.3)
Total	$(26.4)

•

Retail gas deliveries. For the year ended December 31, 2010, retail gas deliveries decreased 8.8% compared to the same period in 2009 as a result of milder weather during the winter months.

•

Gas costs/rates. The average retail rate per therm for the year ended December 31, 2010, decreased 4.4% compared to the same period in 2009. The primary contributor to this decrease is significantly lower natural gas commodity costs. In December 2009, the PSCW authorized MGE to decrease gas rates 0.74% or $1.5 million.

•

Transportation and other revenues. Transportation and other revenues decreased a total of $2.3 million primarily due to a decrease in income realized under the GCIM.

Under MGE's GCIM which ended in 2010, if actual gas commodity savings and capacity release revenues are above or below a benchmark set by the PSCW, then MGE's gas sales service customers and shareholders share in any increased costs or savings per percentages set by the PSCW. For the year ended December 31, 2009, shareholders received a benefit from capacity release revenues and commodity savings under GCIM of $1.9 million.

Cost of gas sold

For the year ended December 31, 2010, cost of gas sold decreased by $19.3 million, compared to the same period in the prior year. The volume of gas purchased decreased 7.9% which resulted in $9.7 million of reduced expense. In addition, an 8.4% decrease in the cost per therm of natural gas resulted in $9.6 million of reduced expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $2.8 million for the year ended December 31, 2010, compared to the same period a year ago. The following changes contributed to the net change.

(In millions)
Increased administrative and general costs	$3.9
Decreased production costs	(0.2)
Decreased distribution costs	(0.2)
Decreased customer accounts costs	(0.3)
Decreased customer service costs	(0.4)
Total	$2.8

For the year ended December 31, 2010, increased administrative and general costs were primarily due to increased pension costs and the amortization of deferred pension expenses from 2009. The incremental pension costs were deferred in 2009 and rate recovery of these costs began in 2010.

Gas depreciation expense

Gas depreciation expense decreased $4.3 million for the year ended December 31, 2010, compared to the same period in the prior year. This decrease was a result of new depreciation rates becoming effective for 2010.

Other Income (Deductions), Net

For the year ended December 31, 2010, other income, net for the electric and gas segments increased by $3.2 million, compared to the same period in the prior year. This increase is primarily due to a one-time $2.6 million pretax gain on a sale of property to ATC during March 2010 and a one-time $0.5 million pretax gain on a sale of property during September 2010.

Nonregulated Energy Operations - MGE Energy and MGE

Nonregulated energy operating revenues

Operating revenues from nonregulated energy operations increased $10.3 million for the year ended December 31, 2010, when compared to the same period in the prior year, reflecting the commencement of commercial operations at Elm Road Unit 1 in February 2010.

MGE also received approval from the PSCW to collect carrying costs expected to be incurred by MGE Power Elm Road during construction of the Elm Road Units. MGE estimates that the total carrying costs on the Elm Road Units will be approximately $62.6 million. A portion of this amount is being recognized over the period recovered in rates and a portion is being deferred and will be recognized over the period in which the Units are depreciated. See Footnote 21 for additional information regarding these carrying charges. For the years ended December 31, 2010 and 2009, MGE Power Elm Road recognized $4.8 million and $8.1 million, respectively, related to carrying costs on the Elm Road Units.

Nonregulated depreciation expense

Nonregulated depreciation expense increased $2.5 million for the year ended December 31, 2010, compared to the same period in the prior year. This additional depreciation is related to the commencement of commercial operations at Elm Road Unit 1 in February 2010.

Nonregulated energy interest expense, net

For the years ended December 31, 2010 and 2009, interest expense, net at the nonregulated energy operations segment was $2.7 million. Interest expense at the nonregulated energy segment for both the years ended December 31, 2010 and 2009, includes interest expense incurred on $50 million of borrowings at MGE Power West Campus, which were long-term and fixed-rate during both periods, and $50 million of borrowings at MGE Power Elm Road, which were long-term and fixed-rate during 2010.

Included in the nonregulated interest expense is interdepartmental interest expense and capitalized interest at MGE Power Elm Road. During the years ended December 31, 2010 and 2009, MGE Power Elm Road was charged $0.3 million and $3.4 million, respectively, in interest expense by Corporate on funds borrowed for the Elm Road Units. This expense is eliminated upon consolidation for MGE Energy only. The interest expense at MGE Power Elm Road is offset in capitalized interest.

During the year ended December 31, 2009, MGE Power Elm Road recorded $0.1 million in net interest income on cash advanced to ERS for construction of transmission equipment and work done by ATC related to the Elm Road Units. No interest income on cash advanced to ERS was recorded during the year ended December 31, 2010.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the years ended December 31, 2010 and 2009, other income at the transmission investment segment was $8.5 million and $8.2 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b for additional information concerning ATC and summarized financial information regarding ATC.

All Other Nonregulated Operations - MGE Energy

All other interest income, net

All other interest income, net for the years ended December 31, 2010 and 2009, was less than $0.1 million and $2.8 million, respectively. Interest income for the year ended December 31, 2010, represents $0.3 million in interdepartmental interest income from MGE Power Elm Road, offset by $0.3 million in interest expense on short-term debt. Interest income for the year ended December 31, 2009, represents $3.4 million in interdepartmental interest income from MGE Power Elm Road, partially offset by $0.6 million in interest expense on short-term debt.

Consolidated Other General Taxes

MGE Energy's and MGE's other general taxes decreased $0.8 million or 4.5% for the year ended December 31, 2010, when compared to the same period in 2009, due to decreased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not changed.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the year ended December 31, 2010, was 37.0% compared to 35.6% for the same period in 2009, and MGE's effective income tax rate for the year ended December 31, 2010, was 37.0% compared to 35.4% for the same period in 2009. The effective income tax rate differences for both MGE Energy and MGE are primarily due to a decrease in the federal wind energy credit. The 10-year tax credit attributable to the Kewaunee wind farm lapsed during 2009.

For 2009 tax return purposes, MGE Energy and MGE changed its income tax methods of accounting for electric repairs. The effect on the 2010 financial statements of the finalization pertaining to the electric repairs adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of approximately $6.0 million.

The tax method change did not have an impact on income before income tax expense in the income statements of MGE Energy and MGE.

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

For the year ended December 31, 2010, MGE Energy (through its wholly owned subsidiary MGE Power) earned $7.7 million and $11.2 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy earned $1.8 million, net of tax, for its interest in MGE Transco for the year ended December 31, 2010. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

For the year ended December 31, 2009, MGE Energy (through its wholly owned subsidiary MGE Power) had earned $7.6 million and $4.9 million, net of tax, for its interest in MGE Power West Campus and MGE Power Elm Road, respectively. Additionally, MGE Energy had earned $1.5 million, net of tax, for its interest in MGE Transco for the year ended December 31, 2009. These amounts are recorded as noncontrolling interest, net of tax, on MGE's consolidated statement of income.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the years ended 2011, 2010, and 2009:

	MGE Energy			MGE
(In thousands)	2011	2010	2009	2011	2010	2009
Cash provided by/(used for):
Operating activities	$130,772	$124,033	$117,909	$129,683	$115,192	$121,264
Investing activities	(66,351)	(57,385)	(79,975)	(65,722)	(57,436)	(78,344)
Financing activities	(30,362)	(64,242)	(37,336)	(54,557)	(55,736)	(41,764)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2011 vs. 2010

Cash provided by operating activities for the year ended December 31, 2011, was $130.8 million, an increase of $6.7 million when compared to the same period in the prior year, primarily due to working capital changes and the benefit of less taxes paid as a result of a tax method change in accounting for repairs and bonus depreciation that was available in 2011 for capital improvements placed in service during that year.

MGE Energy's net income increased $3.2 million for the year ended December 31, 2011, when compared to the same period in the prior year.

The cash flows for the year ended December 31, 2011, reflect an $8.3 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $7.0 million in cash provided by operating activities for the year ended December 31, 2011, primarily due to decreased inventories (due to lower natural gas costs), decreased unbilled revenues and increased accounts payable, partially offset by an increased receivable – margin account. Working capital accounts resulted in $3.8 million in cash used by operating activities for the year ended December 31, 2010, primarily due to increased receivables and decreased payables, partially offset by decreased prepaid taxes (a result of a tax method change in accounting for repairs) and decreased inventories.

An increase in pension contribution resulted in an additional $6.8 million in cash used by operating activities for the year ended December 31, 2011, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

MGE Energy's other noncurrent items, net resulted in $3.9 million of operating cash outflows for the year ended December 31, 2011, compared to $8.9 million of operating cash inflows in the prior year. This decrease in cash inflows is a result of the regulatory liability for Elm Road Units related costs. In 2010, MGE started collecting lease payments based on the expected commercial operation dates of the Elm Road Units. The difference between the expected start date and the actual start date of the lease payments on those Units will be returned to customers in the next base rate case.

2010 vs. 2009

Cash provided by operating activities for the year ended December 31, 2010, was $124.0 million, an increase of $6.1 million when compared to the same period in the prior year, primarily due to the benefit of less taxes paid as a result of a tax method change in accounting for repairs and higher net income.

MGE Energy's net income increased $6.7 million for the year ended December 31, 2010, when compared to the same period in the prior year.

Working capital accounts resulted in $3.8 million in cash used by operating activities for the year ended December 31, 2010, primarily due to increased receivables and decreased payables, partially offset by decreased prepaid taxes (a result of a tax method change in accounting for repairs) and decreased inventories. Working capital accounts resulted in $12.6 million in cash provided by operating activities for the year ended December 31, 2009, primarily due to decreased receivables, decreased inventories (due to lower natural gas costs), and decreased unbilled revenues, partially offset by decreased accounts payable.

The cash flows for the year ended December 31, 2010, reflect a $7.7 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the finalization of the income tax method change in accounting for electric repairs.

Pension contribution resulted in an additional $1.6 million in cash used by operating activities for the year ended December 31, 2010, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

MGE Energy's other noncurrent items, net contributed $8.9 million of operating cash inflows for the year ended December 31, 2010, compared to $0.6 million in the prior year. This increase is a result of the regulatory liability for Elm Road Units related costs. In 2010, MGE started collecting lease payments based on the expected commercial operation dates of the Elm Road Units. Any difference between the expected start date and the actual start date of the lease payments will be returned to customers in the next base rate case.

MGE

2011 vs. 2010

Cash provided by operating activities for the year ended December 31, 2011, was $129.7 million, an increase of $14.5 million when compared to the same period in the prior year, primarily due to working capital changes and the benefit of less taxes paid as a result of a tax method change in accounting for repairs and bonus depreciation that was available in 2011 for capital improvements placed in service during that year.

Net income increased $2.8 million for the year ended December 31, 2011, when compared to the same period in the prior year.

The cash flows for the year ended December 31, 2011, reflect an $8.4 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $6.0 million in cash provided by operating activities for the year ended December 31, 2011, primarily due to decreased inventories (due to lower natural gas costs), decreased unbilled revenues and increased accounts payable, partially offset by decreased accrued taxes and an increased receivable – margin account. Working capital accounts resulted in $10.9 million in cash used by operating activities for the year ended December 31, 2010, primarily due to increased receivables, increased prepaid taxes (a result of a tax method change in accounting for repairs), and decreased payables, partially offset by decreased inventories.

An increase in pension contribution resulted in an additional $6.8 million in cash used by operating activities for the year ended December 31, 2011, when compared to the same period in the prior year. These contributions were made to comply with ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE's pension and other postretirement benefits.

MGE's other noncurrent items, net resulted in $3.9 million of operating cash outflows for the year ended December 31, 2011, compared to $6.8 million of operating cash inflows in the prior year. This decrease in cash inflows is a result of the regulatory liability for Elm Road Units related costs. In 2010, MGE started collecting lease payments based on the expected commercial operation dates of the Elm Road Units. The difference between the expected start date and the actual start date of the lease payments on those Units will be returned to customers in the next base rate case.

2010 vs. 2009

Cash provided by operating activities for the year ended December 31, 2010, was $115.2 million, a decrease of $6.1 million when compared to the same period in the prior year, primarily due to working capital changes.

Net income increased $8.7 million for the year ended December 31, 2010, when compared to the same period in the prior year.

Working capital accounts resulted in $10.9 million in cash used by operating activities for the year ended December 31, 2010, primarily due to increased receivables, increased prepaid taxes (a result of a tax method change in accounting for repairs), and decreased payables, partially offset by decreased inventories. Working capital accounts resulted in $17.8 million in cash provided by operating activities for the year ended December 31, 2009, primarily due to decreased receivables, decreased inventories (due to lower natural gas costs), and decreased unbilled revenues, partially offset by decreased accounts payable.

The cash flows for the year ended December 31, 2010, reflect a $7.8 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the finalization of the income tax method change in accounting for electric repairs.

Pension contribution resulted in an additional $1.6 million in cash used by operating activities for the year ended December 31, 2010, when compared to the same period in the prior year. These contributions were made to comply with the ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion. See Footnote 13 for further discussion of MGE's pension and other postretirement benefits.

MGE's other noncurrent items, net contributed $6.8 million of operating cash inflows for the year ended December 31, 2010, compared to $0.6 million in the prior year. This increase is a result of the regulatory liability for Elm Road Units related costs. In 2010, MGE started collecting lease payments based on the expected commercial operation dates of the Elm Road Units. Any difference between the expected start date and the actual start date of the lease payments will be returned to customers in the next base rate case.

Capital Requirements and Investing Activities

MGE Energy

2011 vs. 2010

MGE Energy's cash used for investing activities increased $9.0 million for the year ended December 31, 2011, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2011, were $65.2 million. This amount represents a $5.1 million increase from the expenditures made in the same period in the prior year. This increase is related to increased utility expenditures of $15.7 million, partially offset by $10.6 million in decreased construction activity related to the Elm Road Units.

Cash used for investing activities was further increased by land purchased for investing purposes of $2.2 million in 2011.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million were received for a one time sale of property in September 2010.

2010 vs. 2009

MGE Energy's cash used for investing activities decreased $22.6 million for the year ended December 31, 2010, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2010, were $60.1 million. This amount represents a $17.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $14.8 million related to the Elm Road Units and a decrease of $3.3 million in other utility capital expenditures.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million were received for a one time sale of property in September 2010.

MGE

2011 vs. 2010

MGE's cash used for investing activities increased $8.3 million for the year ended December 31, 2011, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2011, were $65.2 million. This amount represents a $5.1 million increase from the expenditures made in the same period in the prior year. This increase is related to increased utility expenditures of $15.7 million, partially offset by $10.6 million in decreased construction activity related to the Elm Road Units.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million were received for a one time sale of property in September 2010.

2010 vs. 2009

MGE's cash used for investing activities decreased $20.9 million for the year ended December 31, 2010, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2010, were $60.1 million. This amount represents a $17.8 million decrease from the expenditures made in the same period in the prior year. This decrease is related to decreased construction activity of $14.8 million related to the Elm Road Units and a decrease of $3.3 million in other utility capital expenditures.

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million were received for a one time sale of property in September 2010.

Capital expenditures

The following table shows MGE Energy's budgeted capital expenditures for 2012 and actual capital expenditures for both 2011 and 2010:

(In thousands)	2012	2011	2010
For the years ended December 31,	(Budget)	(Actual)	(Actual)
Electric	$101,342	$47,206	$33,655
Gas	17,608	15,830	13,719
Utility plant total	118,950	63,036	47,374
Nonregulated	2,760	2,140	12,708
MGE Energy total	$121,710	$65,176	$60,082

In March 2011, the PSCW authorized the construction of air emission reduction systems and associated equipments on Columbia Units 1 and 2. The operator's current estimate shows that MGE's share of the capital expenditures required to comply with this project will be approximately $140 million. As of December 31, 2011, MGE has incurred $4.4 million (excluding carrying costs) in construction expenditures at Columbia related to the project. MGE expects to incur capital expenditures as follows: $53 million in 2012, $68 million in 2013, and $15 million in 2014. MGE plans to finance this project primarily from internal sources, although it expects some long-term debt financing to be necessary.

MGE Energy's and MGE's liquidity is primarily affected by their construction requirements. On February 4, 2010, MGE Power Elm Road issued $50 million of its 5.04% senior secured notes due 2040, the proceeds of which were used to repay short-term debt. Also, on February 28, 2011, MGE Power Elm Road issued an additional $30 million of 4.74% senior secured notes due 2041. The proceeds from this additional financing were used to repay existing short-term indebtedness, consisting of bank loans, which were used to finance a portion of the construction of the Elm Road Units.

MGE Energy used funds received as dividend payments from MGE Power West Campus and MGE Power Elm Road as well as internally generated cash to meet its 2011 capital requirements and cash obligations, including dividend payments.

Financing Activities

MGE Energy

2011 vs. 2010

Cash used for MGE Energy's financing activities was $30.4 million for the year ended December 31, 2011, compared to $64.2 million of cash used for the year ended December 31, 2010.

For the year ended December 31, 2011, dividends paid were $35.0 million compared to $34.4 million in the prior year. This increase was a result of a higher dividend per share ($1.52 vs. $1.49).

During the years ended December 31, 2011 and 2010, MGE Energy issued $30 million and $80 million of long-term debt, respectively.

For the year ended December 31, 2011, net short-term and long-term debt repayments were $22.5 million and $2.5 million, respectively. For the year ended December 31, 2010, net short-term and long-term debt repayments were $92.0 million and $16.5 million, respectively. These repayments reflect the use of proceeds from the MGE Power Elm Road long-term debt issues.

2010 vs. 2009

Cash used for MGE Energy's financing activities was $64.2 million for the year ended December 31, 2010, compared to $37.3 million of cash used for the year ended December 31, 2009.

MGE Energy received $6.3 million in cash proceeds as the result of stock issued pursuant to the Stock Plan during the year ended December 31, 2009.

As of June 1, 2009, MGE Energy began purchasing stock in the open market for its Stock Plan rather than issuing new shares. All MGE Energy common stock shares under the Stock Plan are sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

For the year ended December 31, 2010, dividends paid were $34.4 million compared to $33.7 million in the prior year. This increase was a result of a higher dividend per share ($1.49 vs. $1.46).

For the year ended December 31, 2010, MGE Energy repaid $16.5 million of long-term debt and issued $80.0 million of long-term debt, including the issuance of $50 million of senior secured notes by MGE Power Elm Road, the proceeds of which were used to repay short-term debt.

For the year ended December 31, 2010, net short-term debt repayments were $92.0 million compared to $60.0 million for the same period in the prior year.

MGE

2011 vs. 2010

During the year ended December 31, 2011, cash used for MGE's financing activities was $54.6 million compared to $55.7 million of cash used by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $26.6 million for the year ended December 31, 2011, compared to $26.2 million in the prior year.

During the years ended December 31, 2011 and 2010, MGE issued $30 million and $80 million of long-term debt, respectively.

Distributions to parent from noncontrolling interest decreased $5.9 million as a result of long-term debt financing by MGE Power Elm Road. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

For the year ended December 31, 2011, net short-term and long-term debt repayments were $3.5 million and $2.5 million, respectively. For the year ended December 31, 2010, net short-term and long-term debt repayments were $30.0 million and $16.5 million, respectively. These repayments reflect the use of proceeds from the MGE Power Elm Road long-term debt issues.

2010 vs. 2009

During the year ended December 31, 2010, cash used for MGE's financing activities was $55.7 million compared to $41.8 million of cash used by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $26.2 million for the year ended December 31, 2010, compared to $19.3 million in the prior year.

On February 4, 2010, MGE Power Elm Road issued $50.0 million of long-term debt. The proceeds from the financing were distributed to MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units. As a result, distributions to parent from noncontrolling interest increased $45.8 million for the year ended December 31, 2010.

Cash used by financing activities for affiliate financing of the Elm Road Units decreased by $8.3 million for the year ended December 31, 2010, compared to the prior year.

In the year ended December 31, 2010, MGE repaid $16.5 million of long-term debt and issued $80.0 million of long-term debt.

In addition, for the year ended December 31, 2010, net short-term debt repayments were $30.0 million compared to $17.5 million in the prior year.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $39.8 million and $28.8 million for 2011 and 2010, respectively, plus dividends on MGE Energy shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2011 and 2010, is estimated to be 57.3% and 58.5%, respectively, as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2011. Cash dividends of $26.6 million and $26.2 million were paid by MGE to MGE Energy in 2011 and 2010, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2011, approximately $260.2 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2011, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements and the indicated amounts of outstanding commercial paper:

	Aggregate Bank Commitments	Outstanding Commercial Paper	Outstanding Borrowings	Available Capacity
Borrower					Expiration Date
	(Dollars in millions)
MGE Energy	$40.0	$-	$-	$40.0	July 31, 2015

MGE	$75.0	$-	$-	$75.0	July 31, 2015

Borrowings under each credit agreement may bear interest at a rate that floats daily based upon a prime rate or at a rate fixed for a specified interest period based upon a LIBOR-based index, plus an adder. In the case of the LIBOR-based rates, the adder is based upon the senior unsecured credit rating for MGE and does not exceed 0.85%.

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. At December 31, 2011, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 39.8% and 36.2%, respectively. See Footnote 10, for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	2011	2010
Common shareholders' equity	60.2%	59.4%
Long-term debt*	39.8%	38.0%
Short-term debt	- %	2.6%
*Includes the current portion of long-term debt.

Credit Ratings

MGE Energy's and MGE's access to the capital markets, including, in the case of MGE, the commercial paper market, and their respective financing costs in those markets, may depend on the credit ratings of the entity that is accessing the capital markets.

None of MGE Energy's or MGE's borrowing is subject to default or prepayment as a results of a downgrading of credit ratings, although a downgrading of MGE's credit ratings could increase fees and interest charges under both MGE Energy's and MGE's credit agreements.

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2011, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment due within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$364,473	$2,667	$7,115	$8,450	$346,241 (h)
Short-term debt(b)	-	-	-	-	-
Interest expense(c)	297,877	19,860	39,271	38,446	200,300
Operating leases(d)	17,540	2,595	3,871	1,810	9,264
Purchase obligations(e)	582,902	96,889	145,375	107,837	232,801
Other obligations(f)	17,675	2,736	5,920	1,181	7,838
Purchase obligations - Columbia(g)	1,517	1,517	-	-	-
Total MGE Energy contractual obligations	$1,281,984	$126,264	$201,552	$157,724	$796,444

MGE
Long-term debt(a)	$364,473	$2,667	$7,115	$8,450	$346,241 (h)
Short-term debt(b)	-	-	-	-	-
Interest expense(c)	297,877	19,860	39,271	38,446	200,300
Operating leases(d)	17,540	2,595	3,871	1,810	9,264
Purchase obligations(e)	582,902	96,889	145,375	107,837	232,801
Other obligations(f)	16,985	2,046	5,920	1,181	7,838
Purchase obligations - Columbia(g)	1,517	1,517	-	-	-
Total MGE contractual obligations	$1,281,294	$125,574	$201,552	$157,724	$796,444

(a)

Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road, and MGE Power West Campus.

(b)

No short-term debt outstanding. See Footnote 10 of the Notes to Consolidated Financial Statements.

(c)

Amount represents interest expense on long-term facilities. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long-term debt outstanding at December 31, 2011.

(d)

Operating leases. See Footnote 18 of the Notes to Consolidated Financial Statements.

(e)

Purchase obligations for MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 18 of the Notes to Consolidated Financial Statements.

(f)

Other obligations are primarily related to investment commitments, easements, maintenance and service agreements, smart grid projects, green energy projects, water quality environmental projects and uncertain tax positions.

(g)

Purchase obligations for MGE Energy and MGE related to contracts for equipment and services related to the construction of the Columbia environmental project. See Footnote 18 of the Notes to Consolidated Financial Statements.

(h)

On April 1, 2012, MGE's $19.3 million, 4.875%, Series B, Industrial Development Revenue Bonds, issued through the city of Madison, Wisconsin, are subject to a mandatory repurchase and remarketing, as the result of the expiration of the current interest rate period on those bonds. The actual maturity date for these IRB's is October 1, 2027, and are shown as long-term in the table due to MGE's intent and ability to remarket the bonds for a subsequent interest period ending on their maturity date.

The above amounts do not include any contributions for MGE's pension and postretirement plans. Contributions to the plans for 2012 are expected to be approximately $22 million, of which $20 million was paid in January 2012. For 2013 through 2015 contributions are expected to be between $11 million to $13 million each year. The contributions for years after 2015 are currently not yet estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

The above amounts, also, do not include future voluntary capital calls to ATC. On January 30, 2012, MGE Transco made a voluntary $0.4 million capital contribution to ATC. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

MGE Energy's and MGE's commercial commitments as of December 31, 2011, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available Lines of Credit(a)	$115,000	$-	$-	$115,000	$-
Guarantees(b)	4,324	563	1,080	1,440	1,241

MGE
Available Lines of Credit(c)	$75,000	$-	$-	$75,000	$-
Guarantees(b)	4,324	563	1,080	1,440	1,241

(a)

Amount includes the facility discussed in (c) plus an additional line of credit. MGE Energy has available at any time a $40.0 million committed revolving credit agreement, expiring in July 2015. At December 31, 2011, MGE Energy had no borrowings under this credit facility. Accordingly, MGE Energy's available credit under this credit facility was $40.0 million at December 31, 2011.

(b)

MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18 of the Notes to Consolidated Financial Statements.

(c)

Amount includes a $75.0 million committed revolving credit agreement expiring in July 2015. This credit facility is used to support commercial paper issuances. At December 31, 2011, there were no borrowings under this facility.

Blount Station

In 2006, MGE announced a plan to switch from coal to natural gas and reduce capacity at Blount from 190 MW to 100 MW by the end of 2011, subject to required regulatory approvals.

In 2011, MGE received the necessary notification from MISO that the 90 MW of capacity at Blount was no longer needed to meet reliability standards and was available for retirement on or after December 31, 2011. As a result, the reduction in capacity and the transition to operate on natural gas occurred at Blount at the end of 2011. MGE was previously estimating the reduction in capacity to occur in 2013.

MGE has entered into agreements providing severance benefits to employees affected by this plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are $0.3 million in 2012. MGE does not plan to seek recovery of severance costs resulting from the reduction of the capacity.

Critical Accounting Estimates - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenues, pension obligations, income taxes, derivatives, and regulatory assets and liabilities. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Those values may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

Unbilled Revenues

Revenues from the sale of electricity and gas to customers are recorded when electricity/gas is delivered to those customers. The quantity of those sales is measured by customers' meters. Due to the large volume of those meters, it is impractical to read all of them at month end. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. Consequently, at the end of any month, there exists a quantity of electricity and gas that has been delivered to customers but has not been captured by the meter readings. As a result, management must estimate revenue related to electricity and gas delivered to customers between their meter-read dates and the end of the period. These estimates include:

•

The amount of electricity expected to be lost in the process of its transmission and distribution to customers (line loss) and the amount of electricity actually delivered to customers.

•

The amount of gas expected to be lost in the process of its distribution to customers and the amount of gas actually delivered to customers.

•

The mix of sales between customer rate classes, which is based upon historical utilization assumptions.

MGE monitors the reasonableness of the unbilled revenue estimate through the review of ratios such as unbilled electric consumption compared to billed electric sales. In the case of unbilled gas, the estimated unbilled consumption is compared to various other statistics, including percent of gas available for sale, change in unbilled month to month and change in unbilled compared to the prior year in order to confirm its reasonableness.

Allowance for Doubtful Accounts

MGE maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. It determines the allowance based on historical write-off experience, regional economic data, and review of the accounts receivable aging. MGE reviews its allowance for doubtful accounts monthly. Although management believes that the allowance for doubtful accounts is MGE's best estimate of the amount of probable credit losses, if the financial condition of MGE's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Pension and Other Postretirement Benefit Plans

MGE provides employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, the expected return on plan assets set aside to fund these costs, the rate of compensation increase, employee turnover rates, retirement rates, health care trends, mortality rates, and other factors. These accounting estimates bear the risk of change due to the uncertainty attached to the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by us could result in recognizing different amounts of expense over different periods of time and recovery in rates is expected.

We use third-party specialists to assist us in evaluating our assumptions as well as appropriately measure the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on investment yields available and the historical performance of our plan assets. They are critical accounting estimates because they are subject to management's judgment and can materially affect net income.

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2011, MGE used an assumed return on assets of 8.25% for pension and 7.39% for other postretirement benefits. In 2012, MGE will lower the return on asset assumption from 8.25% to 8.10% for pension and lower the postretirement benefit assumption from 7.39% to 7.26%. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.9 million, before taxes.

•

Discount rate. The discount rate represents the rate at which pension obligations could effectively be settled on a present-value basis. MGE uses high-grade bond yields as a benchmark for determining the appropriate discount rate.

•

Medical trend assumptions. The health care cost trend rate is the assumed rate of increase in per-capita health care charges.

See Footnote 13 of the Notes to Consolidated Financial Statements for additional discussion of these plans.

Income Tax Provision

MGE Energy's and MGE's income tax provisions, including both current and deferred components, are based on estimates, assumptions, calculations, and interpretation of tax statutes for the current and future years. Determination of current-year federal and state income tax will not be settled for years.

Management regularly makes assessments of tax return outcomes relative to financial statement tax provisions and adjusts the tax provisions in the period when facts become final.

Additionally, in determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our balance sheets. When we maintain deferred tax assets, we assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not more likely than not, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

Accounting for uncertainty in income taxes applies to all tax positions and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. The threshold is defined for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date.

Accounting for Derivative Instruments

MGE accounts for derivative financial instruments, except those qualifying for the normal purchase normal sale exception, at their fair value on the balance sheet. Fair value is determined using current quoted market prices, except for the ten-year PPA which is valued utilizing an internally-developed pricing model. This model includes observable and unobservable inputs.

MGE received approval from the PSCW to establish a regulatory asset or liability for the deferral of the effects of mark-to-market accounting on contracts related to MGE's regulated operations.

Regulatory Assets/Liabilities

Regulatory assets represent costs that have been deferred to future periods when it is probable that the regulator will allow future recovery of those costs through rates. MGE bases its assessment of recovery on precedents established by the regulatory body. Regulatory liabilities represent previous collections from customers that are expected to be refunded to customers in future periods. Regulatory assets and regulatory liabilities typically include deferral of energy costs, the normalization of income taxes, the deferral of certain operating expenses, and non-ARO removal cost. The accounting for these regulatory assets and liabilities is in accordance with regulatory accounting standards.

MGE continually assesses whether the regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as changes in the regulatory environment, recent rate orders to other regulated entities under the same jurisdiction, and the status of any pending or potential deregulation legislation. If future recovery of costs becomes no longer probable, the assets and liabilities would be recognized as current-period revenues or expenses.

Amortization of regulatory assets and liabilities is provided over the recovery or deferral period as allowed in the related regulatory agreement.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE

See Footnote 22 of the Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual electric fuel costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2011, fuel and purchased power costs included in MGE's base fuel rates are $90.8 million. See Footnote 17 of Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased congestion charges. At December 31, 2011, the cost basis of these instruments exceeded their fair value by $2.8 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at December 31, 2011, reflects a loss position of $39.5 million.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs (see Footnote 10 of the Notes to Consolidated Financial Statements). Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $1.9 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 2.1% during the year ended December 31, 2011, and 11.0% during the year ended December 31, 2010.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2011, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2011, no one customer constituted more than 9% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 24, 2012

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15f. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 24, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2012

MGE Energy, Inc.
Consolidated Statements of Income
(In thousands, except per share amounts)

	For the years ended December 31,
	2011	2010	2009
Operating Revenues:
Regulated electric revenues	$375,858	$360,729	$332,324
Regulated gas revenues	165,271	165,915	192,334
Nonregulated revenues	5,253	5,947	9,161
Total Operating Revenues	546,382	532,591	533,819

Operating Expenses:
Fuel for electric generation	50,819	41,947	36,879
Purchased power	64,085	71,239	85,098
Cost of gas sold	99,465	103,784	123,062
Other operations and maintenance	165,859	164,001	145,177
Depreciation and amortization	40,942	37,960	41,080
Other general taxes	17,344	17,058	17,858
Total Operating Expenses	438,514	435,989	449,154
Operating Income	107,868	96,602	84,665

Other income, net	9,214	11,093	8,096
Interest expense, net	(20,162)	(16,157)	(13,594)
Income before income taxes	96,920	91,538	79,167
Income tax provision	(35,992)	(33,820)	(28,170)
Net Income	$60,928	$57,718	$50,997

Earnings Per Share of Common Stock
(basic and diluted)	$2.64	$2.50	$2.21

Dividends per share of common stock	$1.52	$1.49	$1.46

Average Shares Outstanding
(basic and diluted)	23,114	23,114	23,070

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	For the years ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$60,928	$57,718	$50,997
Items not affecting cash:
Depreciation and amortization	40,942	37,960	41,080
Deferred income taxes	33,698	25,381	17,710
Provision for doubtful receivables	2,312	2,805	3,409
Employee benefit plan expenses	13,703	14,748	7,167
Equity earnings in ATC	(8,615)	(8,501)	(8,173)
Gain on sale of property	(112)	(3,153)	(69)
Other items	1,728	2,254	1,586
Changes in working capital items:
Receivable - margin account	(2,609)	1,159	11,256
Trade and other receivables, net	173	(8,191)	11,188
Inventories	7,438	3,755	9,972
Unbilled revenues	3,466	(41)	5,522
Prepaid taxes	245	7,540	(14,365)
Other current assets	538	(977)	2,407
Accounts payable	2,055	(2,895)	(9,037)
Other current liabilities	(4,300)	(4,195)	(4,304)
Dividend income from ATC	6,728	6,667	6,285
Cash contributions to pension and other postretirement plans	(23,670)	(16,901)	(15,278)
Other noncurrent items, net	(3,876)	8,900	556
Cash Provided by Operating Activities	130,772	124,033	117,909
Investing Activities:
Capital expenditures	(65,176)	(60,082)	(77,929)
Capital contributions to investments	(1,008)	(810)	(3,701)
Repayment to WEPCO for ATC Elm Road Work	-	-	3,300
Purchase of investment - land	(2,152)	-	-
Proceeds from sale of property	112	3,358	82
Other	1,873	149	(1,727)
Cash Used for Investing Activities	(66,351)	(57,385)	(79,975)
Financing Activities:
Issuance of common stock, net	-	-	6,275
Cash dividends paid on common stock	(35,026)	(34,370)	(33,693)
Repayment of long-term debt	(2,500)	(16,527)	-
Issuance of long-term debt	30,000	80,000	-
Decrease in short-term debt	(22,500)	(92,000)	(10,000)
Other	(336)	(1,345)	82
Cash Used for Financing Activities	(30,362)	(64,242)	(37,336)
Change in Cash and Cash Equivalents:	34,059	2,406	598
Cash and cash equivalents at beginning of period	7,110	4,704	4,106
Cash and cash equivalents at end of period	$41,169	$7,110	$4,704
Supplemental disclosures of cash flow information:
Interest paid	$19,788	$18,643	$16,577
Income taxes paid	$5,537	$10,373	$24,172
Income taxes received	$(4,370)	$(9,043)	$(1)

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Balance Sheets
(In thousands)
	At December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$41,169	$7,110
Receivable - margin account	2,477	2,501
Accounts receivable, less reserves of $3,662 and $3,994, respectively	36,744	40,153
Other accounts receivable, less reserves of $439 and $595, respectively	5,318	4,082
Unbilled revenues	25,754	29,220
Materials and supplies, at average cost	14,758	17,642
Fossil fuel	5,468	6,758
Stored natural gas, at average cost	19,575	22,839
Prepaid taxes	22,251	22,496
Regulatory assets - current	7,347	1,732
Other current assets	8,270	7,769
Total Current Assets	189,131	162,302
Other long-term receivables	1,494	2,013
Regulatory assets	205,835	121,085
Other deferred assets and other	6,524	8,641
Property, Plant, and Equipment:
Property, plant, and equipment, net	961,511	857,572
Construction work in progress	34,055	110,435
Total Property, Plant, and Equipment	995,566	968,007
Investments	60,332	55,845
Total Assets	$1,458,882	$1,317,893

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$1,667
Short-term debt	-	22,500
Accounts payable	34,532	32,555
Accrued interest and taxes	4,085	3,990
Accrued payroll related items	9,987	8,525
Deferred income taxes	3,020	2,398
Other current liabilities	8,783	9,577
Total Current Liabilities	63,074	81,212
Other Credits:
Deferred income taxes	199,850	166,774
Investment tax credit - deferred	1,780	2,081
Regulatory liabilities	20,463	23,772
Accrued pension and other postretirement benefits	183,622	123,648
Other deferred liabilities and other	78,238	60,975
Total Other Credits	483,953	377,250
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 50,000 shares authorized;
23,114 shares issued and outstanding	23,114	23,114
Additional paid-in capital	316,268	316,268
Retained earnings	211,458	185,556
Accumulated other comprehensive income, net of tax	112	142
Total Common Shareholders' Equity	550,952	525,080
Long-term debt	360,903	334,351
Total Capitalization	911,855	859,431
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,458,882	$1,317,893

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Consolidated Statements of Common Equity and Comprehensive Income
(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Income	Total
2009
Beginning balance - Dec. 31, 2008	22,905	$22,905	$310,202	$144,904	$191		$478,202
Net income				50,997		$50,997	50,997
Other comprehensive income/(loss):
Net unrealized gain on investments,
net of $10 tax					14	14	14
Total comprehensive income						$51,011
Common stock dividends declared
($1.46 per share)				(33,693)			(33,693)
Common stock issued, net	209	209	6,066				6,275
Ending balance - Dec. 31, 2009	23,114	$23,114	$316,268	$162,208	$205		$501,795

2010
Net income				57,718		$57,718	57,718
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $42 tax					(63)	(63)	(63)
Total comprehensive income						$57,655
Common stock dividends declared
($1.49 per share)				(34,370)			(34,370)
Ending balance - Dec. 31, 2010	23,114	$23,114	$316,268	$185,556	$142		$525,080

2011
Net income				60,928		$60,928	60,928
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $10 tax					(15)	(15)	(15)
Reclassification of realized gain on
available-for-sale securities, net of
$10 tax					(15)	(15)	(15)
Total comprehensive income						$60,898
Common stock dividends declared
($1.52 per share)				(35,026)			(35,026)
Ending balance - Dec. 31, 2011	23,114	$23,114	$316,268	$211,458	$112		$550,952

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Income
(In thousands)

	For the years ended December 31,
	2011	2010	2009
Operating Revenues:
Regulated electric revenues	$375,858	$360,729	$332,324
Regulated gas revenues	165,271	165,915	192,334
Nonregulated revenues	5,253	5,947	9,161
Total Operating Revenues	546,382	532,591	533,819

Operating Expenses:
Fuel for electric generation	50,819	41,947	36,879
Purchased power	64,085	71,239	85,098
Cost of gas sold	99,465	103,784	123,062
Other operations and maintenance	164,903	163,168	144,429
Depreciation and amortization	40,942	37,960	41,080
Other general taxes	17,344	17,058	17,858
Income tax provision	32,287	29,556	23,973
Total Operating Expenses	469,845	464,712	472,379
Operating Income	76,537	67,879	61,440

Other Income and Deductions:
AFUDC - equity funds	413	301	473
Equity in earnings in ATC	8,615	8,501	8,173
Income tax provision	(3,752)	(4,749)	(3,338)
Other (deductions) income, net	(321)	2,715	(615)
Total Other Income and Deductions	4,955	6,768	4,693
Income before interest expense	81,492	74,647	66,133

Interest Expense:
Interest on long-term debt	20,634	18,800	16,417
Other interest, net	(226)	(2,500)	158
AFUDC - borrowed funds	(168)	(118)	(194)
Net Interest Expense	20,240	16,182	16,381
Net Income	$61,252	$58,465	$49,752
Less Net Income Attributable to Noncontrolling Interest, net of tax	(23,970)	(20,740)	(13,883)
Net Income Attributable to MGE	$37,282	$37,725	$35,869

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Cash Flows
(In thousands)
	For the years ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$61,252	$58,465	$49,752
Items not affecting cash:
Depreciation and amortization	40,942	37,960	41,080
Deferred income taxes	32,773	24,354	16,508
Provision for doubtful receivables	2,312	2,805	3,409
Employee benefit plan expenses	13,703	14,748	7,167
Equity earnings in ATC	(8,615)	(8,501)	(8,173)
Gain on sale of property	(112)	(3,153)	(69)
Other items	2,284	2,788	2,160
Changes in working capital items:
Receivable - margin account	(2,609)	1,159	11,256
Trade and other receivables, net	1,183	(6,271)	11,112
Inventories	7,438	3,755	9,972
Unbilled revenues	3,466	(41)	5,522
Prepaid taxes	(477)	(2,667)	(4,820)
Other current assets	536	(978)	2,411
Accounts payable	4,214	(2,913)	(9,004)
Accrued interest and taxes	(3,741)	1,169	(4,182)
Other current liabilities	(4,027)	(4,065)	(4,477)
Dividend income from ATC	6,728	6,667	6,285
Cash contributions to pension and other postretirement plans	(23,670)	(16,901)	(15,278)
Other noncurrent items, net	(3,897)	6,812	633
Cash Provided by Operating Activities	129,683	115,192	121,264
Investing Activities:
Capital expenditures	(65,176)	(60,082)	(77,929)
Capital contributions to investments	(888)	(710)	(3,551)
Repayment to WEPCO for ATC Elm Road Work	-	-	3,300
Proceeds from sale of property	112	3,358	82
Other	230	(2)	(246)
Cash Used for Investing Activities	(65,722)	(57,436)	(78,344)
Financing Activities:
Cash dividends paid to parent by MGE	(26,648)	(26,150)	(19,318)
Distributions to parent from noncontrolling interest	(52,500)	(58,400)	(12,648)
Equity contribution received by noncontrolling interest	888	710	3,551
Affiliate Financing of Elm Road	-	(4,193)	4,151
Repayment of long-term debt	(2,500)	(16,527)	-
Issuance of long-term debt	30,000	80,000	-
Decrease in short-term debt	(3,500)	(30,000)	(17,500)
Other	(297)	(1,176)	-
Cash Used for Financing Activities	(54,557)	(55,736)	(41,764)
Change in Cash and Cash Equivalents:	9,404	2,020	1,156
Cash and cash equivalents at beginning of period	4,494	2,474	1,318
Cash and cash equivalents at end of period	$13,898	$4,494	$2,474
Supplemental disclosures of cash flow information:
Interest paid	$19,731	$18,363	$15,960
Income taxes paid	$28	$3	$25
Income taxes received	$(10)	$(5)	$(1)

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Balance Sheets
(In thousands)
	At December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$13,898	$4,494
Receivable - margin account	2,477	2,501
Accounts receivable, less reserves of $3,662 and $3,994, respectively	35,765	40,153
Affiliate receivables	605	638
Other accounts receivable, less reserves of $439 and $595, respectively	5,301	4,063
Unbilled revenues	25,754	29,220
Materials and supplies, at average cost	14,758	17,642
Fossil fuel	5,468	6,758
Stored natural gas, at average cost	19,575	22,839
Prepaid taxes	21,977	21,500
Regulatory assets - current	7,347	1,732
Other current assets	8,245	7,742
Total Current Assets	161,170	159,282
Other long-term receivables	914	1,367
Affiliate receivable long-term	6,884	7,413
Regulatory assets	205,835	121,085
Other deferred assets and other	6,372	6,970
Property, Plant, and Equipment:
Property, plant, and equipment, net	961,007	857,442
Construction work in progress	34,055	110,435
Total Property, Plant, and Equipment	995,062	967,877
Investments	57,556	54,947
Total Assets	$1,433,793	$1,318,941

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$1,667
Short-term debt	-	3,500
Accounts payable	34,532	32,524
Affiliate payables	2,152	24
Accrued interest and taxes	4,037	7,294
Accrued payroll related items	9,987	8,525
Deferred income taxes	3,020	2,398
Other current liabilities	8,565	9,472
Total Current Liabilities	64,960	65,404
Other Credits:
Deferred income taxes	196,550	164,399
Investment tax credit - deferred	1,780	2,081
Regulatory liabilities	20,463	23,772
Accrued pension and other postretirement benefits	183,622	123,648
Other deferred liabilities and other	78,238	60,977
Total Other Credits	480,653	374,877
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	203,114	192,480
Accumulated other comprehensive income, net of tax	47	71
Total Common Shareholder's Equity	412,926	402,316
Noncontrolling interest	114,351	141,993
Total Equity	527,277	544,309
Long-term debt	360,903	334,351
Total Capitalization	888,180	878,660
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,433,793	$1,318,941

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company
Consolidated Statements of Common Equity and Comprehensive Income
(In thousands)
					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Income	Total
2009
Beginning balance - Dec. 31, 2008	17,348	$17,348	$192,417	$164,354	$134	$174,157		$548,410
Net income				35,869		13,883	$49,752	49,752
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $15 tax					(22)		(22)	(22)
Total comprehensive income							$49,730
Cash dividends paid to parent
by MGE				(19,318)				(19,318)
Equity contribution received by
noncontrolling interest						3,551		3,551
Distributions to parent from
noncontrolling interest						(12,648)		(12,648)
Ending balance - Dec. 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943		$569,725

2010
Net income				37,725		20,740	$58,465	58,465
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $27 tax					(41)		(41)	(41)
Total comprehensive income							$58,424
Cash dividends paid to parent
by MGE				(26,150)				(26,150)
Equity contribution received by
noncontrolling interest						710		710
Distributions to parent from
noncontrolling interest						(58,400)		(58,400)
Ending balance - Dec. 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993		$544,309

2011
Net income				37,282		23,970	$61,252	61,252
Other comprehensive income/(loss):
Net unrealized loss on investments,
net of $7 tax					(9)		(9)	(9)
Reclassification of realized gain on
available-for-sale securities, net of
$10 tax					(15)		(15)	(15)
Total comprehensive income							$61,228
Cash dividends paid to parent
by MGE				(26,648)				(26,648)
Equity contribution received by
noncontrolling interest						888		888
Distributions to parent from
noncontrolling interest						(52,500)		(52,500)
Ending balance - Dec. 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351		$527,277

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

This report is a combined report of MGE Energy and MGE. The notes to the consolidated financial statements that follow include consolidated MGE Energy footnotes and certain footnotes related to MGE as signified below.

1.

Summary of Significant Accounting Policies.

a.

Basis of Presentation - MGE Energy and MGE.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which give recognition to the rate making accounting policies for regulated operations prescribed by the regulatory authorities having jurisdiction, principally the PSCW and FERC. MGE's accounting records conform to the FERC uniform system of accounts.

b.

Principles of Consolidation - MGE Energy and MGE.

MGE, a wholly owned subsidiary of MGE Energy, is a regulated electric and gas utility headquartered in Madison, Wisconsin. MGE Energy and MGE consolidate all majority owned subsidiaries in which it has controlling influence. MGE is the majority owner of MGE Transco. MGE Transco is a nonregulated entity formed to manage the investment in ATC.

Wholly owned subsidiaries of MGE Energy include CWDC, MAGAEL, MGE Construct, and MGE Power. MGE Power owns 100% of MGE Power Elm Road and MGE Power West Campus. MGE Power and its subsidiaries are part of MGE Energy's nonregulated energy operations, which were formed to own and lease electric generation projects to assist MGE.

MGE Energy and MGE consolidate variable interest entities (VIEs) for which it is the primary beneficiary. Variable interest entities are legal entities that possess any of the following characteristics: equity investors who have an insufficient amount of equity at risk to finance their activities, equity owners who do not have the power to direct the significant activities of the entity (or have voting rights that are disproportionate to their ownership interest), or equity holders who do not receive expected losses or returns significant to the VIE. If MGE Energy or MGE is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, all relevant facts and circumstances are considered, including: the power, through voting or similar rights, to direct the activities of the VIE that most significantly impact the VIE's economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. Ongoing reassessments of all VIEs are performed to determine if the primary beneficiary status has changed. MGE has consolidated MGE Power Elm Road and MGE Power West Campus. Both entities are VIEs. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. See Footnote 2 to the Consolidated Financial Statements for more discussion of these entities.

The consolidated financial statements reflect the application of certain accounting policies described in this note. All significant intercompany accounts and transactions have been eliminated in consolidation.

c.

Use of Estimates - MGE Energy and MGE.

In order to prepare consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates could affect reported amounts of assets, liabilities, and disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's estimates.

d.

Cash Equivalents and Restricted Cash - MGE Energy and MGE.

MGE Energy and MGE consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

MGE has certain cash accounts that are restricted to uses other than current operations and designated for a specific purpose. MGE's restricted cash accounts include cash held by trustees for certain employee benefits. These are included in other current assets.

e.

Receivable – Margin Account - MGE Energy and MGE.

Cash amounts held by counterparties as margin for certain financial transactions are recorded as receivable – margin account. The balance is shown net of any collateral posted against derivative positions. As of December 31, 2011 and 2010, the balance is shown net of $3.0 million and $0.5 million, respectively. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

f.

Trade Receivables, Allowance for Doubtful Accounts, and Concentration Risk - MGE Energy and MGE.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. However, a 1% late payment charge is recorded on all receivables unpaid after the due date. The allowance for doubtful accounts associated with these receivables represents our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine our allowance for doubtful accounts based on historical write-off experience, regional economic data, and review of the accounts receivable aging.

MGE is obligated to provide service to all electric and gas customers within its franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square-miles in Wisconsin. MGE manages this concentration and the related credit risk through its credit and collection policies, which are consistent with state regulatory requirements.

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies, SO2 allowances and renewable energy credits (RECs). MGE values natural gas in storage, coal, and materials and supplies using average cost.

SO2 emission allowances are included in inventory and are recorded at weighted average cost. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2011 and 2010, were $0.2 million and $0.4 million, respectively.

REC allowances are included in inventory and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balances as of December 31, 2011 and 2010, were $0.3 million and $2.4 million, respectively.

h.

Regulatory Assets and Liabilities - MGE Energy and MGE.

Regulatory assets and regulatory liabilities are recorded consistent with regulatory treatment. Regulatory assets represent costs which are deferred due to the probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued credits which were deferred because MGE believes it is probable such amounts will be returned to customers through future regulated rates. Regulatory assets and liabilities are amortized in the consolidated statements of income consistent with the recovery or refund included in customer rates. MGE believes that it is probable that its recorded regulatory assets and liabilities will be recovered and refunded, respectively, in future rates. See Footnote 6 for further information.

i.

Debt Issuance Costs - MGE Energy and MGE.

Premiums, discounts, and expenses incurred with the issuance of outstanding long-term debt are amortized over the life of the debt issue. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations used to finance utility-regulated assets and operations are amortized consistent with regulatory treatment of those items.

j.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment is recorded at original cost. Cost includes indirect costs consisting of payroll taxes, pensions, postretirement benefits, other fringe benefits, and administrative and general costs. Also, included in the cost is AFUDC for utility property and capitalized interest for nonregulated property.

Additions for significant replacements of property are charged to property, plant, and equipment at cost; minor items are charged to maintenance expense. The cost of removal of utility property less salvage value is charged to accumulated depreciation when property is retired. Depreciation rates on utility property are approved by the PSCW, based on the estimated economic lives of property, and include estimates for salvage value and removal costs. Depreciation rates on nonregulated property are based on the estimated economic lives of the property. See Footnote 3 for further information.

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2011	2010	2009
Electric	3.2%	3.3%	3.6%
Gas	1.6%	1.7%	3.3%
Nonregulated	2.3%	2.3%	2.5%

k.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

l.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2011 and 2010, MGE had over collected $0.9 million and $4.8 million, respectively. These amounts were recorded in other current liabilities on the consolidated balance sheet.

m.

Revenue Recognition - MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. The unbilled revenue estimate is based on daily system demand volumes, estimated customer usage by class, weather factors, estimated line losses and applicable customer rates.

n.

Utility Cost Recovery - MGE Energy and MGE.

MGE's rates include a provision for fuel costs. The PSCW allows Wisconsin utilities to automatically defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Such deferred amounts will be recognized in "Purchased Power Expense" in MGE Energy's and MGE's income statement each period. The cumulative effects of these deferred amounts will be recorded in current "Regulatory assets" or current "Regulatory liabilities" on MGE Energy's and MGE's consolidated balance sheets until they are reflected in future billings to customers.

o.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC-equity funds) is shown as an item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress during both 2011 and 2010 at 8.36% and 8.77% during 2009. Also, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties.

p.

Investments - MGE Energy and MGE.

Investments in limited liability companies that have specific ownership accounts in which MGE Energy or MGE's ownership interest is more than minor are accounted for using the equity method. All other investments are carried at fair value or at cost, as appropriate. See Footnote 4 for further information.

q.

Capitalized Software Costs - MGE Energy and MGE.

Property, plant and equipment includes the capitalized costs of internal use software totaling $14.5 million at December 31, 2011, and $12.5 million at December 31, 2010. During 2011 and 2010, MGE recorded $1.8 million and $1.6 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

r.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There is no impairment of long-lived assets at December 31, 2011.

s.

Income Taxes and Excise Taxes - MGE Energy and MGE.

Income taxes

Under the liability method, income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax basis of assets and liabilities using the tax rates scheduled by law to be in effect when the temporary differences reverse. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is recorded for those benefits that do not meet this criterion.

Accounting for uncertainty in income taxes applies to all tax positions and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. The threshold is defined for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances and information available at the reporting date.

Regulatory and accounting principles have resulted in a regulatory liability related to income taxes. Excess deferred income taxes result from past taxes provided at rates higher than current rates. The income tax regulatory liability and deferred investment tax credit reflect the revenue requirement associated with the return of these tax benefits to customers.

Investment tax credits from regulated operations are amortized over related property service lives.

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $12.9 million, $12.6 million, and $13.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Operating income taxes, including tax credits, and license fee tax are included in rates for utility related items.

t.

Share-Based Compensation - MGE Energy and MGE.

Under the Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. Per the plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no new shares of common stock are issued in connection with the plan.

MGE Energy and MGE initially measure the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the award is subsequently re-measured at each reporting date through the settlement date. Changes in fair value during the requisite period are recognized as compensation cost over that period.

u.

Treasury Stock - MGE Energy.

Treasury shares are recorded at cost. Any shares of common stock repurchased are held as treasury shares unless cancelled or reissued. No treasury shares are outstanding as of December 31, 2011.

v.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in the consolidated statements of common equity and comprehensive income.

w.

Derivative and Hedging Instruments - MGE Energy and MGE.

As part of regular operations, MGE enters into contracts including options, swaps, futures, forwards, and other contractual commitments to manage its exposure to interest rates, commodity prices, and gas revenues. MGE recognizes all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedge transaction. Derivative activities are in accordance with the company's risk management policy.

If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and any resulting loss or gain is offset with a corresponding regulatory asset or liability. Cash flows from such derivative instruments are classified on a basis consistent with the nature of the underlying hedged item.

2.

Variable Interest Entities - MGE Energy and MGE.

a.

MGE Power Elm Road.

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power Elm Road was created for the purpose of owning new generating assets. MGE Power Elm Road's sole principal assets are an 8.33% undivided ownership interest in two 615 MW coal-fired generating plants located in Oak Creek, Wisconsin, which it leases to MGE pursuant to long-term leases. Based on the nature and terms of the contractual agreements, MGE is expected to absorb a majority of the expected losses, residual value, or both, associated with the ownership of MGE Power Elm Road and therefore holds a variable interest in MGE Power Elm Road, even though it has no equity interest in MGE Power Elm Road. MGE Energy and MGE consolidate VIEs for which they are the primary beneficiary. MGE has the power to direct the activities that most significantly impact the Elm Road Units' economic performance and is also the party most closely associated with MGE Power Elm Road. As a result, MGE is the primary beneficiary.

At December 31, MGE has included the following significant accounts on its balance sheet related to its interest in this VIE:

(In thousands)	2011	2010
Property, plant, and equipment, net	$189,163	$120,122
Construction work in progress	732	72,193
Accrued interest and taxes	4,348	1,761
Deferred income taxes	15,553	11,067
Long-term debt	75,972	48,473
Noncontrolling interest	70,966	99,390

Long-term debt consists of $76.0 million of senior secured notes that require that MGE Power Elm Road maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the long-term lease. As of December 31, 2011, MGE Power Elm Road is in compliance with the covenant requirements.

MGE has been and will continue to recover in rates the lease payments made to MGE Power Elm Road. Unit 1 entered commercial operation in February 2010, and Unit 2 entered commercial operation in January 2011. MGE received approval from the PSCW to collect in rates the carrying costs incurred by MGE Power Elm Road. The total carrying costs on the Elm Road Units is $62.2 million. MGE began collecting the carrying costs in rates in 2006. These amounts are being collected over multiple years. Of these costs, $17.0 million relates to the capitalized interest and the debt portion of the units. These costs will be recognized over the period in which the generating units will be depreciated. The remaining $45.2 million represents the equity portion and is being recognized over the period allowed for recovery in rates.

b.

MGE Power West Campus.

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the financial statements of MGE. MGE Power West Campus was created for the purpose of owning new generating assets. MGE Power West Campus' sole principal asset is the WCCF, which it leases to MGE pursuant to a long-term lease. MGE is responsible for operation of the plant during the term of the lease. Based on the nature and terms of these contractual relationships, MGE absorbs a majority of the expected losses, residual value, or both, associated with the ownership and operation of the WCCF and therefore holds a variable interest in MGE Power West Campus, even though it has no equity interest in MGE Power West Campus. MGE has the power to direct the activities that most significantly impact WCCF's economic performance and is also the party most closely associated with MGE Power West Campus. As a result, MGE is the primary beneficiary. At December 31, MGE has included the following significant accounts on its balance sheet related to its interest in this VIE:

(In thousands)	2011	2010
Property, plant, and equipment, net	$91,355	$93,631
Affiliate receivables	7,416	7,945
Accrued interest and taxes	4,689	2,409
Deferred income taxes	20,659	19,985
Long-term debt	50,000	50,000
Noncontrolling interest	30,676	32,675

Long-term debt consists of $50 million of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than .65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. As of December 31, 2011, MGE Power West Campus is in compliance with the covenant requirements.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs are being recovered in rates over a 10 year period that started in 2005.

67

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2011	2010	2011	2010
Utility:
Electric	$886,589	$841,256	$886,606	$841,273
Gas	319,502	304,117	319,513	304,129
Total utility plant	1,206,091	1,145,373	1,206,119	1,145,402
Less: Accumulated depreciation and amortization	526,308	502,184	526,308	502,184
In-service utility plant, net	679,783	643,189	679,811	643,218
Nonregulated:
Nonregulated	307,182	232,754	306,650	232,595
Less: Accumulated depreciation and amortization	25,454	18,371	25,454	18,371
In-service nonregulated plant, net	281,728	214,383	281,196	214,224
Construction work in progress:
Utility construction work in progress	33,218	38,214	33,218	38,214
Nonregulated construction work in progress	837	72,221	837	72,221
Total property, plant, and equipment	$995,566	$968,007	$995,062	$967,877

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2011, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments, Available for Sale Securities, and Other Investments.

(In thousands)	MGE Energy		MGE
	2011	2010	2011	2010
Available for sale securities:
Cost basis	$1,347	$1,316	$482	$536
Gross unrealized gains	196	243	87	125
Gross unrealized losses	(9)	(6)	(9)	(6)
Fair Value	$1,534	$1,553	$560	$655
Equity method investments:
ATC	$56,975	$54,200	$56,975	$54,200
Other	21	92	21	92
Total equity method investments	$56,996	$54,292	$56,996	$54,292
Other investments	1,802	-	-	-
Total	$60,332	$55,845	$57,556	$54,947

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the year ended December 31, 2011, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received $0.3 million and $0.2 million, respectively, in cash proceeds. In addition, MGE Energy and MGE recorded a $0.2 million gain on the sale of investments in the income statement for the year ended December 31, 2011.

During the year ended December 31, 2010, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received $0.2 million and $0.1 million, respectively, in cash proceeds. In addition, MGE Energy and MGE recorded a less than $0.1 million gain on the sale of investments in the income statement for the year ended December 31, 2010.

During the year ended December 31, 2009, certain investments were liquidated. As a result of these liquidations, MGE Energy received $0.1 million in cash proceeds and recorded a $0.1 million gain on the sale of investments.

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the years ended December 31, 2011, 2010, and 2009, MGE Transco recorded equity earnings from the investment in ATC of $8.6 million, $8.5 million, and $8.2 million, respectively. Dividend income received from ATC was $6.7 million for both the years ended December 31, 2011 and 2010, and $6.3 million for the year ended December 31, 2009. During the year ended December 31, 2011, 2010, and 2009, MGE Transco made $0.9 million, $0.7 million and $3.6 million, respectively, in capital contributions to ATC.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax) in other income. The transaction was approved by the PSCW.

At December 31, 2011 and 2010, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer.

At December 31, 2011 and 2010, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the years ended December 31, 2011, 2010, and 2009, is as follows:

(In thousands)
Income statement data for the year ended December 31,	2011	2010	2009
Operating revenues	$567,174	$556,741	$521,525
Operating expenses	(261,568)	(251,120)	(230,316)
Other expense	(1,332)	(885)	(621)
Interest expense, net	(80,359)	(85,067)	(77,223)
Earnings before members' income taxes	$223,915	$219,669	$213,365

Balance sheet data as of December 31,	2011	2010	2009
Current assets	$58,671	$59,856	$51,121
Noncurrent assets	3,053,742	2,888,448	2,767,249
Total assets	$3,112,413	$2,948,304	$2,818,370

Current liabilities	$298,473	$428,387	$285,494
Long-term debt	1,400,005	1,175,010	1,259,643
Other noncurrent liabilities	82,647	84,940	76,837
Members' equity	1,331,288	1,259,967	1,196,396
Total members' equity and liabilities	$3,112,413	$2,948,304	$2,818,370

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which accounts for 29% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $37.1 million, $35.9 million, and $30.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. See Footnote 18 for discussion of MGE's future capital commitments as a result of this ownership interest.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2011	2010
Utility plant	$118,227	$114,760
Accumulated depreciation	(76,371)	(73,771)
Property, plant, and equipment, net	$41,856	$40,989

b.

Elm Road.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. MGE Power Elm Road's interest in the Elm Road Units is leased to MGE.

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for Elm Road Units were $18.0 million and $7.4 million for the years ended December 31, 2011 and 2010, respectively. MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2011	2010
Nonregulated plant	$195,926	$122,603
Accumulated depreciation	(6,763)	(2,481)
Property, plant, and equipment, net	$189,163	$120,122
Construction work in progress	732	72,193
Total property, plant, and equipment	$189,895	$192,315

c.

WCCF.

MGE Power West Campus and the UW jointly own the West Campus Cogeneration Facility located on the UW campus in Madison, Wisconsin. MGE Power West Campus owns 55% of the facility and UW owns 45% of the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is leased and operated by MGE.

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2011	2010
Nonregulated plant	$109,620	$109,152
Accumulated depreciation	(18,265)	(15,521)
Property, plant, and equipment, net	$91,355	$93,631

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2011, 2010, and 2009, the UW allocated share of fuel and operating costs were $5.0 million, $4.0 million, and $2.6 million, respectively.

70

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2011	2010
Regulatory Assets
Environmental costs	$584	$1,123
Derivatives	42,356	19,230
Tax recovery related to AFUDC equity	4,400	4,400
Asset retirement obligation	5,847	5,634
Unfunded pension and other postretirement liability	148,467	78,659
Debt related costs	4,662	5,137
Pension and OPRB costs	2,468	5,090
Conservation costs	571	-
Medicare Part D subsidy	2,851	2,851
Other	976	693
Total regulatory assets	$213,182	$122,817
Regulatory Liabilities
Elm Road	$3,649	$4,652
Conservation costs	-	776
Income taxes	2,774	3,276
Non-ARO removal cost	13,116	12,285
Renewable energy credits	331	2,352
Other	593	431
Total regulatory liabilities	$20,463	$23,772

MGE expects to recover its regulatory assets and return its regulatory liabilities through rates charged to customers based on PSCW decisions made during the ratemaking process or based on PSCW long-standing policies and guidelines. The adjustments to rates for these regulatory assets and liabilities will occur over the periods either specified by the PSCW or over the corresponding period related to the asset or liability. We believe it is probable that MGE will continue to recover from customers the regulatory assets described above based on prior and current ratemaking treatment for such costs. All regulatory assets for which a cash outflow had been made are earning a return, except for amounts expended for environmental costs.

Environmental Costs

MGE has been allowed to defer actual costs on certain environmental matters, including clean up of two landfill sites and legal expenditures pertaining to the response to the EPA Clean Air Act enforcement matter at Columbia. For further discussion of the Columbia Clean Air Act litigation, see Footnote 18.g.

Derivatives

MGE has physical and financial contracts that are defined as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of this is related to the ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. This agreement is accounted for as a derivative contract.

Tax Recovery Related to AFUDC Equity

AFUDC equity represents the after-tax equity cost associated with utility plant construction and results in a temporary difference between the book and tax basis of such plant. It is probable under PSCW regulation that MGE will recover in future rates the future increase in taxes payable represented by the deferred income tax liability. The amounts will be recovered in rates over the depreciable life of the asset for which AFUDC was applied. Tax recovery related to AFUDC equity represents the revenue requirement related to recovery of these future taxes payable, calculated at current statutory tax rates.

Asset Retirement Obligation

See Footnote 20 for further discussion.

Unfunded Pension and Other Postretirement Liability

MGE is required to recognize the unfunded status of defined benefit pension and other postretirement pension plans as a net liability or asset on the balance sheet with an offset to other comprehensive income. The amount normally charged to other comprehensive income for the unfunded status represents future expenses that are expected to be recovered in rates.

Debt Related Costs

This balance includes debt issuance costs of extinguished debt and other debt related expenses. The PSCW has allowed rate recovery on unamortized issuance costs for extinguished debt facilities. When the facility replacing the old facility is deemed by the PSCW to be more favorable for the ratepayers, the PSCW will allow rate recovery of any unamortized issuance costs related to the old facility. These amounts are recovered over the term of the new facility.

Other debt related expenses include the difference between interest earned and interest expensed on debt during construction. The amounts are currently being amortized over the remaining life of the bonds as part of the rate recovery allowed by the PSCW.

Pension and OPRB Costs

The PSCW has allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. Recovery of the costs began in 2010. The costs are being recovered in rates over a four year period for electric portion and a two year period for gas portion.

Conservation Costs

MGE has received regulatory treatment for certain conservation expenditures. The expenditures are used for demand-side management programs to promote energy efficiency on the customer's premises. Costs for demand-side management programs are estimated in MGE's rates utilizing escrow accounting. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing and amortize the amount over the rate case period.

Medicare Part D Subsidy

In the first quarter of 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans. As a result of the PPACA, these subsidy payments will become taxable in 2013. MGE anticipates rate recovery of the incremental tax expense as a result of this legislation and will request recovery to begin in its next base rate case.

Elm Road

In 2010, MGE started collecting lease payments based on the expected commercial operation dates of the Elm Road Units. The difference between the expected start date and the actual start date of the lease payments will be returned to customers in the next base rate case. Also, MGE has deferred payments made to MGE Power Elm Road for carrying costs during construction of the facility, management fees, community impact mitigation, and operating costs. MGE is collecting carrying costs in rates over a six year period beginning in 2010. All other costs are collected in rates over a one to two year period.

Income Taxes

Excess deferred income taxes result from past taxes provided at rates higher than current rates. The regulatory liability and deferred investment tax credit reflects the revenue requirement associated with the return of these tax benefits to customers.

Non-ARO Removal Costs

In connection with accounting for asset retirement obligations, companies are required to reclassify cumulative collections for non-ARO removal costs as a regulatory liability, with an offsetting entry to accumulated depreciation. Under the current rate structure, these removal costs are being recovered as a component of depreciation expense.

Renewable Energy Credits

MGE receives renewable energy credits from certain purchase power. The value of the credits are recorded as inventory and expensed when the credit is redeemed or expired. A regulatory liability has been established for the value of its renewable energy credits included in inventory. In Wisconsin, renewable energy credits expire four years after the year of acquisition. This benefit will be returned to customers in the year the credit is redeemed or expired.

72

7.

Common Equity.

a.

Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2011 and 2010, MGE Energy did not issue any new shares of common stock under the Stock Plan.

In June 2009, MGE Energy switched from issuing new shares of common stock under the Stock Plan to purchasing shares on the open market to provide shares to meet obligations to participants in the Stock Plan. The shares are purchased on the open market through a securities broker-dealer and then are reissued under the Stock Plan as needed to meet share delivery requirements. The volume and timing of share repurchases in the open market depends upon the level of dividend reinvestment and optional share purchases being made from time to time by plan participants. As a result, there is no specific maximum number of shares to be repurchased and no specified termination date for the repurchases.

During the years ended December 31, 2011 and 2010, MGE Energy paid $35.0 million (or $1.52 per share) and $34.4 million (or $1.49 per share), respectively, in cash dividends on its common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 for further discussion of these covenants. During the years ended December 31, 2011 and 2010, MGE paid $26.6 million and $26.2 million, respectively, in cash dividends to MGE Energy.

b.

Preferred Stock - MGE Energy and MGE.

MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued at December 31, 2011 and 2010.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's balance sheet at December 31 were as follows:

(In thousands)	2011	2010
MGE Power Elm Road (a)	$70,966	$99,390
MGE Power West Campus (b)	30,676	32,675
MGE Transco (c)	12,709	9,928
Total noncontrolling interest	$114,351	$141,993

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2011, 2010, and 2009 were as follows:

(In thousands)	2011	2010	2009
MGE Power Elm Road (a)	$14,576	$11,266	$4,858
MGE Power West Campus (b)	7,501	7,680	7,573
MGE Transco (c)	1,893	1,794	1,452
Net income attributable to noncontrolling interest, net of tax	$23,970	$20,740	$13,883

(a)

MGE Power Elm Road is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power Elm Road is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road is classified within the MGE financial statements as noncontrolling interest.

(b)

MGE Power West Campus is not a subsidiary of MGE; however, it has been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power West Campus is 100% owned by MGE Power and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power West Campus is classified within the MGE financial statements as noncontrolling interest.

(c)

At December 31, 2011, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

9.

Long-Term Debt - MGE Energy and MGE.

a.

Long-Term Debt.

	2011		2010
(In thousands)	MGE Energy	MGE	MGE Energy	MGE
First Mortgage Bonds (a):
7.70%, 2028 Series	$1,200	$1,200	$1,200	$1,200
Tax Exempt Debt:
4.875% 2012 Series, Industrial Development
Revenue Bonds (b)	19,300	19,300	19,300	19,300
5.875% 2034 Series, Industrial Development
Revenue Bonds (c)	28,000	28,000	28,000	28,000
Total Tax Exempt Debt	47,300	47,300	47,300	47,300
Medium-Term Notes (d):
5.26%, due 2017	20,000	20,000	20,000	20,000
5.25%, due 2017	30,000	30,000	30,000	30,000
7.12%, due 2032	25,000	25,000	25,000	25,000
6.12%, due 2028	20,000	20,000	20,000	20,000
6.247%, due 2037	25,000	25,000	25,000	25,000
Total Medium Term Notes	120,000	120,000	120,000	120,000
Other Long-Term Debt:
5.59%, due 2018 (e)	40,000	40,000	40,000	40,000
5.68%, due 2033 (f)	30,000	30,000	30,000	30,000
5.19%, due 2033 (f)	20,000	20,000	20,000	20,000
5.04%, due 2040 (g)	46,806	46,806	48,473	48,473
3.38%, due 2020 (e)	15,000	15,000	15,000	15,000
5.26%, due 2040 (e)	15,000	15,000	15,000	15,000
4.74%, due 2041 (g)	29,167	29,167	-	-
Total Other Long-Term Debt	195,973	195,973	168,473	168,473
Long-term debt due within one year	(2,667)	(2,667)	(1,667)	(1,667)
Unamortized discount	(903)	(903)	(955)	(955)
Total Long-Term Debt	$360,903	$360,903	$334,351	$334,351

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945 would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945.

(b)

On April 1, 2012, MGE's $19.3 million, 4.875%, Series B, Industrial Development Revenue Bonds, issued through the City of Madison, Wisconsin, are subject to a mandatory repurchase and remarketing, as the result of the expiration of the current interest rate period on those bonds. The actual maturity date for these IRB's is October 1, 2027, and are shown as long-term debt due to MGE's intent and ability to market the bonds for a subsequent interest period ending on their maturity date.

(c)

On April 1, 2012, MGE's $28.0 million, 5.875%, Industrial Development Revenue Bonds, issued through the City of Madison, Wisconsin, have an optional call provision, allowing the bonds to be called at par value. The maturity date for these IRB's is October 1, 2034.

(d)

The indenture under which MGE's medium-term notes are issued provides that those notes will be entitled to be equally and ratably secured in the event that MGE issues any additional first mortgage bonds.

(e)

Issued by MGE pursuant to a Note Purchase Agreement. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65% and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2011, MGE is in compliance with the covenant requirements.

(f)

Issued by MGE Power West Campus. The agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in the West Campus Cogeneration Facility pursuant to a long-term lease. As of December 31, 2011, MGE Power West Campus is in compliance with the covenant requirements.

(g)

Issued by MGE Power Elm Road pursuant to a Note Purchase Agreement. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of its ownership interest in the Elm Road Units pursuant to long-term leases. As of December 31, 2011, MGE Power Elm Road is in compliance with the covenant requirements.

b.

Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2011, balance sheet.

	MGE
(In thousands)	Energy	MGE *
2012	$2,667	$2,667
2013	3,013	3,013
2014	4,102	4,102
2015	4,182	4,182
2016	4,268	4,268
Future years	346,241	346,241
Total	$364,473	$364,473

*Includes $30.0 million and $20.0 million maturity for MGE Power West Campus, and $46.8 million and $29.2 million for MGE Power Elm Road, all of which are consolidated with MGE's debt (see Footnote 2).

MGE Energy and MGE have $19.3 million of 4.875% Industrial Development Revenue Bonds issued through the City of Madison, Wisconsin, which are subject to a mandatory repurchase and remarketing as the result of the expiration of the current interest rate period on those bonds. The bonds have a stated maturity date of October 1, 2027. These bonds are included in the 2027 maturities due to MGE's intent and ability to market the bonds for a subsequent interest period ending on their maturity date.

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.

MGE Energy.

At December 31, 2011, MGE Energy had an unsecured, committed revolving line of credit of $40.0 million expiring July 31, 2015. At December 31, 2011, no borrowings were outstanding under this facility.

The agreements require MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2011, MGE Energy is in compliance with the covenant requirements.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2011, MGE had an unsecured, committed revolving line of credit for $75.0 million expiring July 31, 2015. On August 27, 2010, MGE entered into an amendment that requires MGE to have a period of at least one day, during any 365-day period, on which the principal amount of all outstanding loans thereunder shall be zero. At December 31, 2011, no borrowings were outstanding under this facility.

The agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2011, MGE is in compliance with the covenant requirements.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2011	2010	2009
MGE Energy (a)
Available lines of credit	$115,000	$115,000	$195,000
Short-term debt outstanding	$-	$22,500	$64,500
Weighted-average interest rate	- %	1.36%	0.53%	(b)
During the year:
Maximum short-term borrowings	$28,500	$122,500	$134,000
Average short-term borrowings	$3,410	$58,080	$105,015	(b)
Weighted-average interest rate	1.43%	0.56%	0.63%	(b)

MGE
Available lines of credit	$75,000	$75,000	$75,000
Commercial paper outstanding	$-	$3,500	$33,500
Weighted-average interest rate	- %	0.25%	0.20%
During the year:
Maximum short-term borrowings	$9,500	$41,000	$60,500
Average short-term borrowings	$349	$20,720	$26,900
Weighted-average interest rate	0.25%	0.24%	0.31%

(a)

MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.

(b)

Includes $50 million of short-term debt reclassified as long-term debt as a result of the issuance by MGE Power Elm Road of its 5.04% senior secured notes, issued on February 4, 2010, the proceeds of which were used to repay short-term debt.

76

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2011 and 2010, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE long-term debt is based on quoted market prices for similar financial instruments at December 31. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$41,169	$41,169	$7,110	$7,110
Liabilities:
Short-term debt - bank loans	-	-	19,000	19,000
Short-term debt - commercial paper	-	-	3,500	3,500
Long-term debt*	364,473	432,515	336,973	356,395

MGE
Assets:
Cash and cash equivalents	13,898	13,898	4,494	4,494
Liabilities:
Short-term debt - commercial paper	-	-	3,500	3,500
Long-term debt*	364,473	432,515	336,973	356,395

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$350	$350	$-	$-
Total Assets	$350	$350	$-	$-
Liabilities:
Derivatives, net(a)	$42,356	$1,695	$-	$40,661
Deferred compensation(b)	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

MGE
Assets:
Exchange-traded investments	$188	$188	$-	$-
Total Assets	$188	$188	$-	$-
Liabilities:
Derivatives, net(a)	$42,356	$1,695	$-	$40,661
Deferred compensation(b)	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

(a) These amounts are shown gross and exclude $3.0 million of collateral that was posted against derivative positions with counterparties.

(b) The deferred compensation liability at December 31, 2011, was transferred from Level 1 to
Level 2.

	Fair Value as of December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$430	$430	$-	$-
Total Assets	$430	$430	$-	$-
Liabilities:
Derivatives, net(c)	$19,230	$14	$-	$19,216
Deferred compensation	1,525	1,525	-	-
Total Liabilities	$20,755	$1,539	$-	$19,216

MGE
Assets:
Exchange-traded investments	$260	$260	$-	$-
Total Assets	$260	$260	$-	$-
Liabilities:
Derivatives, net(c)	$19,230	$14	$-	$19,216
Deferred compensation	1,525	1,525	-	-
Total Liabilities	$20,755	$1,539	$-	$19,216

(c) These amounts are shown gross and exclude $0.5 million of collateral that was posted against derivative positions with counterparties.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter party transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices with markets with similar exchange traded transactions. The ten-year purchased power agreement (see

Footnote 16) was valued using an internally-developed pricing model and therefore classified as Level 3. The model includes both observable and unobservable inputs. Inputs to the model require significant management judgment and estimation. The model uses a forward power pricing curve based on exchange-traded contracts in the electric futures market. As described above, the market prices from this source have insufficient volumes and are classified as Level 3 in the fair value hierarchy. To project future prices beyond the period in which these quoted market prices are available, MGE calculates the price based on forward gas prices and an implied heat rate. MGE considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model incorporates discounting, credit, and model risks. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 Weeks maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however since the deferred compensation obligations themselves are not exchanged in an active market they are classified as Level 2.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)
Year Ended December 31,	2011	2010	2009
Balance as of January 1,	$(19,216)	$(13,047)	$(9,219)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(21,445)	(6,169)	(3,829)
Included in other comprehensive income	-	-	-
Included in earnings	868	(1,482)	(14,489)
Included in current assets	-	-	(24)
Purchases	341	-	-
Sales	144	134	24
Issuances	-	-	-
Settlements	(1,353)	1,348	14,490
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(40,661)	$(19,216)	$(13,047)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at December 31,(d)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (d).

(In thousands)
Year Ended December 31,	2011	2010	2009
Purchased Power Expense	$868	$(1,461)	$(14,642)
Cost of Gas Sold Expense	-	(21)	82
Regulated Gas Revenues	-	-	71
Total	$868	$(1,482)	$(14,489)

(d)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability. A portion of MGE's derivative contracts fall under the incentive mechanism within the PGA clause and, prior to 2011, shareholders had the ability to receive a set percentage of the benefit or loss from these deals if certain thresholds were achieved. Under these derivatives, only the gains or losses associated with customers are subject to regulatory deferral. The remaining shareholder portion is reflected in other comprehensive income. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

79

12.

Income Taxes.

a.

MGE Energy and MGE Income Taxes.

MGE Energy files a consolidated federal income tax return that includes the operations of all subsidiary companies. The subsidiaries calculate their respective federal income tax provisions as if they were separate taxable entities.

On a consolidated and separate company basis, MGE Energy's and MGE's income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2011	2010	2009	2011	2010	2009
Current payable:
Federal	$(1,504)	$6,148	$8,008	$(607)	$7,499	$8,292
State	4,580	2,603	2,796	4,658	2,764	2,855
Net-deferred:
Federal	30,115	20,811	14,408	29,255	19,861	13,441
State	3,102	4,570	3,300	3,034	4,493	3,065
Amortized investment tax credits	(301)	(312)	(342)	(301)	(312)	(342)
Total income tax provision	$35,992	$33,820	$28,170	$36,039	$34,305	$27,311

MGE Energy's and MGE's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2011	2010	2009	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%
Amortized investment tax credits	(0.3)%	(0.3)%	(0.4)%	(0.3)%	(0.3)%	(0.4)%
Credit for electricity from wind energy	(1.8)%	(1.7)%	(2.5)%	(1.8)%	(1.7)%	(2.6)%
Domestic manufacturing deduction	(0.7)%	(0.4)%	(0.5)%	(0.7)%	(0.4)%	(0.5)%
Other, net, individually insignificant	(0.2)%	(0.7)%	(1.1)%	(0.3)%	(0.7)%	(1.2)%
Effective income tax rate	37.1%	37.0%	35.6%	37.0%	37.0%	35.4%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's and MGE's consolidated balance sheets as of December 31 as follows:

	MGE Energy		MGE
(In thousands)	2011	2010	2011	2010
Property-related	$188,235	$159,348	$188,235	$159,348
Investment in ATC	26,896	24,467	23,594	22,093
Bond transactions	1,746	1,850	1,746	1,850
Pension and other postretirement benefits	68,352	38,417	68,352	38,417
Derivatives	16,498	7,771	16,498	7,771
Tax deductible prepayments	7,276	6,764	7,276	6,764
Other	12,714	22,325	12,697	22,308
Gross deferred income tax liabilities	321,717	260,942	318,398	258,551
Accrued expenses	(28,458)	(27,529)	(28,438)	(27,513)
Pension and other postretirement benefits	(69,646)	(43,637)	(69,646)	(43,637)
Deferred tax regulatory account	(1,828)	(2,150)	(1,828)	(2,150)
Derivatives	(16,498)	(7,771)	(16,498)	(7,771)
Other	(2,782)	(11,048)	(2,783)	(11,048)
Gross deferred income tax assets	(119,212)	(92,135)	(119,193)	(92,119)
Less valuation allowance	365	365	365	365
Net deferred income tax assets	(118,847)	(91,770)	(118,828)	(91,754)
Deferred income taxes	$202,870	$169,172	$199,570	$166,797

The valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2011, both MGE Energy and MGE had approximately $7.5 million of state tax net operating loss deductions that expire between 2012 to 2020 if unused.

b.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2009, to December 31, 2011, is as follows:

(In thousands)
Unrecognized tax benefits:	2011	2010	2009
Unrecognized tax benefits, January 1,	$4,377	$176	$176
Additions based on tax positions related to the current year	128	386	-
Additions based on tax positions related to the prior years	427	3,815	-
Reductions based on tax positions related to the prior years	(2,568)	-	-
Unrecognized tax benefits, December 31,	$2,364	$4,377	$176

(In thousands)
Interest on unrecognized tax benefits:	2011	2010	2009
Accrued interest on unrecognized tax benefits, January 1,	$214	$21	$9
Interest expense on uncertain tax positions	2	193	12
Accrued interest on unrecognized tax benefits, December 31,	$216	$214	$21

Unrecognized tax benefits are liabilities shown with Other Deferred Liabilities on the December 31, 2011, and December 31, 2010, balance sheets. The interest component is offset by a regulatory asset.

MGE Energy filed an application with its 2009 tax returns to change its income tax methods of accounting for electric generation, transmission and distribution repairs and its 2010 tax returns for gas distribution repairs. These method changes accelerated tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. During 2011, the IRS issued guidance on the treatment of electric transmission and distribution repairs. This guidance has prompted the reversal of a majority of the unrecognized tax benefits for these repairs. At December 31, 2011, MGE Energy and MGE have an unrecognized tax benefit in the amount of $2.4 million primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation and gas distribution repairs. At December 31, 2010, unrecognized tax benefits in the amount of $4.4 million primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation, transmission and distribution repairs. Unrecognized tax benefits at December 31, 2011 and 2010, related to federal permanent differences and tax credits is $0.2 million, the realization of which would not significantly impact the effective tax rate.

The unrecognized tax benefits at December 31, 2011, are not expected to significantly increase or decrease within the next twelve months. However, the IRS may issue guidance on the treatment of electric generation and/or gas distribution repairs. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. Due to the filing of an amended return, the 2007 federal return remains open. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2007 through 2011
MGE Energy Wisconsin separate corporation return	2007 through 2008
MGE Wisconsin separate corporation return	2007 through 2008
MGE Energy Wisconsin combined reporting corporation return	2009 through 2011

c.

Medicare Part D Subsidy - MGE Energy and MGE.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, these subsidy payments will become taxable in tax years beginning after December 31, 2012. In connection with accounting for Income Taxes, companies are required to reflect the impact of the change in tax law in the period that includes the enactment date of March 23, 2010. MGE anticipates recovery in rates of the incremental tax expense as a result of the legislation. At December 31, 2011, MGE has a regulatory asset of $2.9 million representing the revenue requirement related to PPACA taxes payable, calculated at current statutory rates.

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care and life insurance benefits, and two defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $1.8 million, $1.6 million, and $1.3 million in 2011, 2010, and 2009, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations.

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Change in benefit obligations:	2011	2010	2011	2010
Net benefit obligation at beginning of year	$232,900	$208,780	$71,762	$66,138
Service cost	6,013	5,554	1,920	1,849
Interest cost	12,281	11,928	3,980	3,926
Plan participants' contributions	-	-	626	569
Actuarial (gain) loss	40,925	14,366	22,211	1,866
Special termination benefits	13	-	-	-
Gross benefits paid	(8,464)	(7,728)	(3,022)	(2,771)
Less: federal subsidy on benefits paid	-	-	167	185
Benefit obligation at end of year	$283,668	$232,900	$97,644	$71,762

The accumulated benefit obligation for the defined benefit pension plans at the end of 2011 and 2010 was $245.9 million and $200.9 million, respectively.

Other Postretirement
	Pension Benefits		Benefits
Weighted-average assumptions used to
determine end of year benefit obligations:	2011	2010	2011	2010
Discount rate	4.50%	5.36%	4.55%	5.42%
Rate of compensation increase	4.59%	4.59%	N/A	N/A

The following table shows assumed health care cost trend rates at December 31:

	2011	2010
Health care cost trend rate assumed for next year	8.0%	7.0%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2015

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2011 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$16,510	$(13,310)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the year ended December 31, 2011, the subsidy due to MGE was $0.2 million.

b.

Plan Assets.

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Change in plan assets:	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$159,354	$133,871	$20,949	$17,338
Actual return on plan assets	3,206	20,226	431	2,254
Employer contributions	19,215	12,985	4,472	3,559
Plan participants' contributions	-	-	626	569
Gross benefits paid	(8,464)	(7,728)	(3,022)	(2,771)
Fair value of plan assets at end of year	$173,311	$159,354	$23,456	$20,949

The expected long-term rate of return on the pension plan assets is 8.25% and 8.5% for 2011 and 2010, respectively. In 2012, MGE will lower the return on asset assumption from 8.25% to 8.1%.

c.

Explanation of Long-Term Rate of Return.

MGE employs a building-block approach in determining the expected long-term rate of return for asset classes. Historical markets are studied and long-term historical relationships among asset classes are analyzed, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as interest rates and dividend yields are evaluated before long-term capital market assumptions are determined.

The expected long-term nominal rate of return for plan assets is primarily a function of expected long-term real rates of return for component asset classes and the plan's target asset allocation in conjunction with an inflation assumption. Peer data and historical returns are reviewed to check for appropriateness.

The asset allocation for MGE's pension plans at the end of 2011 and 2010, and the target allocation for 2012, by asset category, follows:

Percentage of Plan
	Target	Assets at Year End
	Allocation	2011	2010
Equity securities	63.0%	64.0%	68.0%
Debt securities	30.0%	28.0%	26.0%
Real estate	7.0%	8.0%	6.0%
Total	100.0%	100.0%	100.0%

d.

Investment Strategy.

MGE employs a total return investment approach whereby a mix of equities, fixed income, and real estate investments are used to maximize the expected long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan-funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity, fixed income, and real estate investments. Target asset allocations are as follows: 45.5% United States equity, 17.5% non-United States equity, 30.0% fixed income, and 7.0% real estate. Investment risk is measured and monitored on an ongoing basis through periodic investment portfolio reviews and liability measurements.

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2011. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2011, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

f.

Fair Value Measurements of Plan Assets.

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

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2011:

Cash and Cash Equivalents – This category includes highly liquid investments with maturities of less than three months which are traded in active markets.

Equity Securities – These securities consist of U.S. and international stock funds. The U.S. stock funds are primarily invested in domestic equities. Securities in these funds are typically priced using the closing price from the applicable exchange, NYSE, NASDAQ, etc. The international funds are composed of international equities. Securities are priced using the closing price from the appropriate local stock exchange.

Fixed Income Securities – These securities consist of U.S. bond funds and short-term funds. U.S. bond funds are priced by a pricing agent using inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. The short-term funds are valued initially at cost and adjusted for amortization of any discount or premium.

Real Estate – The fair value of real estate properties is determined through an external appraisal process.

Insurance Continuance Fund (ICF) – The fair value of the ICF is based on largely unobservable inputs, which are based on a commingled interest.

The fair value of MGE's plan assets, by asset category are as follows:

	Fair Value as of December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$2,436	$2,436	$-	$-
Equity Securities:
U.S. Large Cap	57,629	-	57,629	-
U.S. Mid Cap	13,987	-	13,987	-
U.S. Small Cap	18,468	-	18,468	-
International Blend	32,847	-	32,847	-
Fixed Income Securities:
Short-Term Fund	2,961	-	2,961	-
High Yield Bond	9,829	-	9,829	-
Long Duration Bond	42,139	-	42,139	-
Real Estate	15,565	-	-	15,565
Insurance Continuance Fund	906	-	-	906
Total	$196,767	$2,436	$177,860	$16,471

	Fair Value as of December 31, 2010
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$2,036	$2,036	$-	$-
Equity Securities:
U.S. Large Cap	54,688	-	54,688	-
U.S. Mid Cap	14,115	-	14,115	-
U.S. Small Cap	18,189	-	18,189	-
International Blend	32,847	-	32,847	-
Fixed Income Securities:
Short-Term Fund	2,227	-	2,227	-
High Yield Bond	8,535	-	8,535	-
Long Duration Bond	35,059	-	35,059	-
Real Estate	11,604	-	-	11,604
Insurance Continuance Fund	1,003	-	-	1,003
Total	$180,303	$2,036	$165,660	$12,607

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2011.

The following table summarizes the changes in the fair value of the Level 3 plan assets.

	Level 3 Assets
		Insurance
		Continuance
(In thousands)	Real Estate	Fund
Balance as of January 1, 2010	$10,210	$1,008
Actual return on plan assets:
Relating to assets still held at the reporting date	1,145	48
Relating to assets sold during the period	(4)	-
Purchases, sales, and settlements	253	(53)
Transfers in and/or out of Level 3	-	-
Balance as of December 31, 2010	$11,604	$1,003
Actual return on plan assets:
Relating to assets still held at the reporting date	2,149	46
Relating to assets sold during the period	-	-
Purchases, sales, and settlements	1,812	(143)
Transfers in and/or out of Level 3	-	-
Balance as of December 31, 2011	$15,565	$906

g.

Other Postretirement Benefits.

The fair value of plan assets for the postretirement benefit plans is $23.5 million and $20.9 million at the end of 2011 and 2010, respectively. The expected long-term rate of return on these plan assets is 7.39% and 7.44% for 2011 and 2010, respectively. In 2012, MGE will lower the return on asset assumption from 7.39% to 7.26%.

Of the above amounts, $20.1 million and $17.9 million at the end of 2011 and 2010, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

h.

Funded Status.

The funded status at the end of the year, and the related amounts recognized on the consolidated balance sheet are as follows:

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Funded status, end of year	2011	2010	2011	2010
Fair Value of plan assets	$173,311	$159,354	$23,456	$20,949
Benefit obligations	283,668	232,900	97,644	71,762
Funded status	$(110,357)	$(73,546)	$(74,188)	$(50,813)

At December 31, 2011, MGE Energy and MGE included a $0.9 million current liability, a $183.6 million long-term liability, and a $148.5 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

At December 31, 2010, MGE Energy and MGE included a $0.8 million current liability, a $123.6 million long-term liability, and a $78.7 million regulatory asset in the balance sheet to properly reflect the unfunded status of the plans.

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Amounts recognized as regulatory asset	2011	2010	2011	2010
Net actuarial loss	$110,989	$63,008	$34,928	$12,131
Prior service cost	1,447	1,880	640	750
Transition obligation	-	-	463	890
Total	$112,436	$64,888	$36,031	$13,771

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and an accumulated benefit obligation in excess of plan assets were as follows:

	Pension Benefits
(In thousands)	2011	2010
Projected benefit obligation, end of year	$283,668	$232,900
Accumulated benefit obligation, end of year	245,918	200,946
Fair value of plan assets, end of year	173,311	159,354

i.

Expected Cash Flows.

Contributions to the plans for 2012 are expected to be approximately $22 million, of which $20 million was paid in January 2012. For 2013 through 2015 contributions are expected to be between $11 million to $13 million each year. The contributions for years after 2015 are currently not yet estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2011, MGE made $23.7 million in employer contributions to its pension and postretirement plans.

j.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement
		Gross	Expected	Net
	Pension	Postretirement	Medicare Part D	Postretirement
(In thousands)	Benefits	Benefits	Subsidy	Benefits
2012	$9,721	$2,881	$(199)	$2,682
2013	10,423	3,197	(228)	2,969
2014	11,172	3,462	(261)	3,201
2015	12,014	3,752	(298)	3,454
2016	12,758	4,140	(334)	3,806
2017 - 2021	78,493	28,124	(2,206)	25,918

k.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost	2011	2010	2009	2011	2010	2009
Service cost	$6,013	$5,554	$5,235	$1,920	$1,849	$1,783
Interest cost	12,281	11,928	11,430	3,980	3,926	3,801
Expected return on assets	(14,034)	(11,530)	(9,016)	(1,584)	(1,317)	(1,005)
Special Termination Benefits	13	-	-	-	-	-
Amortization of:
Transition obligation	-	-	143	427	427	427
Prior service cost	433	437	440	110	110	130
Actuarial loss	3,771	3,401	4,748	566	403	581
Net periodic benefit cost	$8,477	$9,790	$12,980	$5,419	$5,398	$5,717
Weighted-average assumptions used to
determine net periodic cost:
Discount rate	5.36%	5.87%	6.11%	5.42%	5.92%	6.11%
Expected return on plan assets	8.25%	8.50%	8.50%	7.39%	7.44%	7.11%
Rate of compensation increase	4.59%	4.59%	4.58%	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$1,018	$(819)

The PSCW has allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During both the year ended December 31, 2011 and 2010, $2.6 million has been recovered in rates.

14.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period. In accordance with the plan's provisions, these awards are subject to a prescribed vesting schedule and must be settled in cash. Accordingly, no shares of common stock will be issued in connection with the plan.

On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at December 31, 2011, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability. These units are subject to a five year graded vesting schedule.

MGE Energy
Grant Date	Units Granted
January 18, 2008	18,538
January 16, 2009	18,604
January 15, 2010	17,310
January 21, 2011	15,655
February 17, 2012	16,693

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

In April 2011, the MGE Energy Board approved an amendment to the outstanding awards under the Performance Unit Plan to provide for the continued vesting of those awards in the event of a bona fide retirement, provided the retired individual does not provide services to a competitor. The amendment did not change the number of performance units covered by any outstanding awards then held by any of the participants.

As a result of the changes made by the amendment, the Company accelerated the recognition of costs associated with the outstanding awards resulting in a compensation-related charge of $0.5 million in the second quarter of 2011.

During the years ended December 31, 2011, 2010, and 2009, MGE recorded $1.4 million, $1.2 million and $0.8 million, respectively, in compensation expense as a result of awards under the Performance Unit Plan. In January 2011, cash payments of $0.5 million were distributed relating to awards that became payable under the Performance Unit Plan. No forfeitures occurred during the years ended December 31, 2011, 2010, and 2009. At December 31, 2011, $3.1 million of outstanding awards are vested, but no cash settlements have occurred.

15.

Regional Transmission Organizations - MGE Energy and MGE.

MISO

MGE is a nontransmission owning member of the MISO. MISO, a FERC approved RTO, is responsible for monitoring the electric transmission system that delivers power from generating plants to wholesale power transmitters. MISO's role is to ensure equal access to the transmission system and to maintain or improve electric system reliability in the Midwest.

MISO maintains a bid-based energy market. MGE offers substantially all of its generation on the MISO market and purchases much of its load requirement from the MISO market in accordance with the MISO Tariff. MGE participates in the ancillary services market (ASM) operated by MISO. The ASM is an extension of the existing energy market in which MISO assumes the responsibility of maintaining sufficient generation reserves. In the ASM, MISO provides the reserves for MGE's load, and MGE may offer to sell reserves from its generating units.

MGE participates in the voluntary capacity auction, which provides an optional monthly forum for buyers and sellers of aggregate planning resource credits to interact. Load serving entities may participate in the voluntary capacity auction potentially to obtain the necessary aggregate planning resource credits needed to meet their planning reserve margin requirement. Generator owners may participate to sell any excess aggregate planning resource credits that are not needed by them.

PJM

MGE is a member of PJM. PJM, an RTO, is a neutral and independent party that coordinates and directs the operation of the transmission grid within its area of coverage, administers a competitive wholesale electricity market, and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. MGE has one purchase power agreement, for a total of 50 MW, with a generator that is located within this market.

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $102.1 million, $94.9 million, and $74.4 million reduction to sales to the market and purchased power expense for the years ended December 31, 2011, 2010, and 2009, respectively.

16.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2011	December 31, 2010
Commodity derivative contracts	482,545 MWh	544,820 MWh
Commodity derivative contracts	4,030,000 Dth	5,420,000 Dth
FTRs	2,382 MW	2,609 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At December 31, 2011 and 2010, MGE Energy and MGE had $3.0 million and $0.5 million, respectively, in collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2011 and 2010, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $2.8 million and $0.2 million, respectively.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE the option to purchase power during a period of time preceding that base term as well as an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2011 and 2010, reflects a loss position of $39.5 million and $19.0 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2011
Commodity derivative contracts	Other current assets	$177	Other current liabilities	$3,060
Commodity derivative contracts	Other deferred charges	92	Other deferred liabilities	231
FTRs	Other current assets	186	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other current liabilities	4,600
Ten-year PPA	N/A	N/A	Other deferred liabilities	34,920

December 31, 2010
Commodity derivative contracts	Other current assets	$649	Other current liabilities	$1,227
Commodity derivative contracts	Other deferred charges	214	Other deferred liabilities	167
FTRs	Other current assets	312	Other current liabilities	-
Ten-year PPA	N/A	N/A	Other deferred liabilities	19,010

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the balance sheet at December 31, 2011 and 2010, and the income statement for the year ended December 31, 2011 and 2010 (a).

	2011		2010
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Year Ended December 31:
Balance at January 1,	$19,230	$1,411	$12,542	$1,334
Change in unrealized loss	24,988	-	10,851	-
Realized loss reclassified to a deferred account	(3,190)	3,190	(2,868)	2,868
Realized loss reclassified to income statement	1,328	(2,997)	(1,295)	(2,791)
Balance at December 31,	$42,356	$1,604	$19,230	$1,411

	Realized losses (gains)
		Fuel for electric
	Regulated	generation/	Cost of
(In thousands)	gas revenues	purchased power	gas sold
Year Ended December 31, 2011:
Commodity derivative contracts	$-	$(258)	$2,194
FTRs	-	(267)	-
Ten-year PPA	-	-	-

Year Ended December 31, 2010:
Commodity derivative contracts	$-	$2,570	$1,652
FTRs	-	(136)	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2011 and 2010, no counterparties are in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2011, no counterparties have defaulted.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On December 15, 2011, under a limited reopener of MGE's last rate order, the PSCW authorized MGE to increase 2012 rates for retail electric customers by 4.3% or $15.7 million and to increase gas rates by 0.3% or $0.6 million. The change in retail electric rates was driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs. The PSCW also approved deferral of CSAPR costs.

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

On December 22, 2009, the PSCW authorized MGE to increase 2010 rates for retail electric customers by 3.3% or $11.9 million, while gas rates decreased 0.74% or $1.5 million. The increase in retail electric rates was driven by costs for MGE's share of the Elm Road Units and transmission reliability enhancements. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2010, was plus or minus 2%. Authorized return on common stock equity was set at 10.4% based on a 55.3% utility common equity.

On December 18, 2008, under a limited reopener, the PSCW authorized MGE to decrease 2009 rates for retail electric customers by 0.74% or $2.7 million, while gas rates remained unchanged from 2008. The decrease in retail electric rates was driven by a decrease in fuel and purchased power costs, decrease in costs associated with the Elm Road Units and a decrease in ATC transmission costs. The PSCW also approved deferred accounting for incremental pension and other postretirement benefit costs above the levels included in rates.

b.

Fuel Rules.

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs are less than 98% of the electric fuel costs allowed in that order.

As of December 31, 2011, MGE did not defer any electric fuel-related costs. In 2010, a refund of $0.3 million of over collected 2009 fuel costs was refunded on customers' April 2010 bills. In May 2009, the PSCW authorized an interim fuel credit as a result of decreased actual electric fuel costs. The order was subject to refund with interest at 10.8%. The interim fuel credit resulted in $4.6 million reduction in customer revenues. In 2008, MGE recorded a $5.5 million fuel reduction to other electric revenues to account for a fuel refund. In March 2009, the PSCW completed their audit of the 2008 electric fuel costs and issued a final order, which applied this refund to customers' accounts in March 2009.

18.

Commitments and Contingencies.

a.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of December 31, 2011, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2012	2013	2014	2015	2016
Coal(a)	$25,087	$19,101	$3,599	$-	$-
Natural Gas
Transportation and storage(b)	17,285	17,037	16,843	16,688	9,075
Supply(c)	16,062	-	-	-	-
Purchase Power(d)	37,507	45,739	43,056	40,717	41,357
Other	948	-	-	-	-
	$96,889	$81,877	$63,498	$57,405	$50,432

(a)

Total coal commitments for the Columbia and Elm Road Units, including transportation. Fuel procurement for MGE's jointly owned Columbia and Elm Road Units are handled by WPL and WEPCO, respectively, who are the operators of those facilities. If any minimum purchase obligations must be paid under these contracts, management believes these obligations would be considered costs of service and recoverable in rates.

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

(d)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates. In October 2008, MGE entered into a ten-year purchase power agreement to help meet future electric supply requirements. Under this agreement, MGE has agreed to purchase 50 MW of wind power from Osceola Windpower II, LLC, which is located in Iowa. This facility became operational in October 2008. MGE does not have any capacity payment commitments under this agreement. However, MGE is obligated to purchase its ratable share of the energy produced by the project. MGE's commitment related to its ratable share of energy produced by the project has been estimated and is included in the above numbers.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2012. At December 31, 2011, 2010, and 2009, respectively, MGE had sold a $4.3 million, $3.6 million, and $3.7 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. At December 31, 2011, MGE had recorded a servicing asset of $0.2 million. At each of the years ended December 31, 2010, and 2009, MGE had recorded a servicing asset of $0.1 million. MGE recognized a gain of $0.1 million for the year ended December 31, 2011, in connection with the sale of loan assets. MGE recognized gains of less than $0.1 million for each of the years ended December 31, 2010, and 2009, in connection with the sale of loan assets. The servicing asset amount amortized in 2011 was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2011, 2010, and 2009, MGE received approximately $1.5 million, $0.5 million, and $0.6 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $0.8 million, $0.7 million, and $0.8 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2011, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the associated customer loan. Principal payments for the next five years on the loans are:

(In thousands)	2012	2013	2014	2015	2016
Principal payments	$563	$633	$447	$758	$682

c.

Wind Development Rights - MGE Energy and MGE.

In August 2011, MGE Energy, through its subsidiary MAGAEL, LLC, terminated two existing wind development agreements. The termination of these agreements resulted in the termination of any further rights or obligations related to these wind development sites in Iowa. The original agreements were entered into in June 2009 to purchase land development rights, including land option agreements, electrical interconnection rights, wind data, engineering plans, licenses, permits, and governmental approvals for two wind development sites. These wind development rights potentially would have been used to develop wind farms of approximately 175 MW in three counties in Iowa. The payments made pursuant to these agreements totaled $2.0 million and will be returned to MAGAEL, LLC. As of December 31, 2011, the principal and interest balance outstanding is $1.0 million, expected to be received by December 31, 2012.

d.

Leases - MGE Energy and MGE.

MGE has noncancelable operating leases, primarily for combustion turbines, railcars, and computer equipment. The operating leases generally do not contain renewal options, with the exception of certain railcar operating leases. These leases have a renewal option of one year or less. MGE is required to pay all executory costs such as maintenance and insurance for its leases.

Future minimum rental payments at December 31, 2011, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2012	2013	2014	2015	2016	Thereafter
Minimum lease payments	$2,595	$2,409	$1,462	$1,025	$785	$9,264

Rental expense under operating leases totaled $3.2 million for both 2011 and 2010 and $3.1 million for 2009.

e.

Smart Grid Investment Grant - MGE Energy and MGE.

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of December 31, 2011, MGE has spent $6.0 million related to these projects and has outstanding agreements to purchase $0.8 million in smart grid related products for 2012.

f.

Receivable - Margin Account - MGE Energy and MGE.

MGE enters into financial transactions to hedge its costs for fuel used in electric generation, purchased power, and cost of gas sold to customers. These transactions are conducted pursuant to a PSCW-approved risk management plan through an account held at MF Global. As a result of a bankruptcy filing on October 31, 2011, by affiliated MF Global entities, the Chicago Mercantile Exchange froze all MF Global-related accounts (including MGE's account). As of December 31, 2011, MGE has approximately $0.7 million remaining in a customer-segregated margin account held at MF Global. At this time, MGE is unable to predict the ultimate impact of these events, including any regulatory recovery related to any losses we may incur.

g.

Environmental - MGE Energy and MGE.

Solid Waste

Lenz Oil Site

MGE is listed as a potentially responsible party for a site on the EPA's national priorities Superfund list. The Lenz Oil site in Lemont, Illinois, was used for storing and processing waste oil for several years. This site requires cleanup under the Comprehensive Environmental Response, Compensation and Liability Act. During 2009, the EPA agreed on a remedy for the Lenz Oil site. The remedy included a five year $2.2 million implementation plan. The EPA has asked all potentially responsible parties to pay upfront for this five year implementation plan. MGE has provided money for site cleanup; however, the cleanup process has not begun. MGE will not know if additional costs exist at the site until cleanup is completed. At December 31, 2011, MGE's portion is less than $0.1 million. Management believes that its share of the final cleanup costs for the Lenz Oil site will not result in any materially adverse effects on MGE's operations, cash flows, or financial position. Insurance may cover a portion of the cleanup costs. Management believes that any cleanup costs not covered by insurance will be recovered in current and future rates.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), impose restrictions on emissions of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The WDNR has recently published regulations for phosphorus, mercury and thermal discharges from electric-steam generating plants. The CWA regulates discharges from "point sources" such as power plants through establishing discharge limits in water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits to ensure compliance with these discharge limits.

WPDES Thermal Discharge Rules

Effective October 2010, Wisconsin Pollution Discharge Elimination System (WPDES) permit holders that add heat to their discharge, or discharge to a surface water body at a temperature different from which they receive intake water, will need to comply with thermal discharge requirements upon permit(s) renewal. MGE submitted a thermal discharge analysis with its most recent Blount WPDES permit application, showing discharges within acceptable limits. If the WNDR does not concur with MGE's analysis, additional studies could be required at Blount. The Columbia WPDES permit renewal is currently under review and the thermal requirements will be documented in the eventual permit. Elm Road has an existing thermal limit in its permit. The WNDR may alter this limit when it renews the permit for the Elm Road Units. If any of MGE's plants are unable to demonstrate compliance with its associated WPDES permit requirements, then we may incur capital costs associated with plant modifications or operational controls or limitations.

WPDES Phosphorus Nutrient Standards

In December 2010, the WDNR established water quality standards for phosphorus and effluent limitations for permitted discharges into specific waterbodies. Phosphorus limitations will be added to water effluent discharge permits. Because the WDNR will be developing site-specific phosphorus limits based on the status of the receiving waterbody, it is difficult to predict what limits will be at MGE's facilities subject to these standards (Blount, Columbia, Elm Road and WCCF). MGE is awaiting phosphorus limits tied to its latest water effluent discharge permit renewal for Blount. MGE may incur additional capital or operational expenditures and/or need to install additional pollution controls to meet the new phosphorus limits. MGE has, however, identified potential compliance options and believes compliance can be managed without significant capital investments.

EPA Cooling Water Intake Rules (Section 316(b))

In March 2011, the EPA proposed and asked for public comment on standards to reduce entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) from existing structures designed to take in cooling water for plants such as electric generating facilities. This rule is commonly referred to as Phase II of Section 316(b). Both our Blount and Columbia generating plants are subject to the impingement and entrainment aspects of the current proposed rules. Our WCCF plant is subject to the impingement provisions only. The EPA is committed to finalize this rule by June 2012. Under the current proposed rule, equipment would need to be installed at Blount, WCCF and Columbia to meet these new standards. It is not possible to estimate the potential costs associated with the implementation of any of these initiatives until the rule is finalized.

WPDES Mercury Discharge Limit

WPDES permit holders in coal-fired electric power plants, are required to meet mercury effluent limits. If permit holders do not meet the mercury limits, then they must apply for a variance as part of their next permit renewal with the WDNR. MGE applied for a mercury variance for Blount as part of its permit renewal, in the fall of 2010. Final action on the permit renewal is expected in 2012. If the variance is not approved, MGE may have operational or capital costs associated with meeting the mercury effluent limits when the permit is renewed but we cannot estimate the cost of that compliance at this time.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that, by 2015, 10% of the state's electricity be generated from renewable resources. MGE expects the cost to comply with the Act and its accompanying regulations will be recoverable through current and future rates.

Air Quality

Federal and state air quality regulations impose restrictions on emission of particulates (PM), sulfur dioxide (SO2), nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including the Clean Air Interstate Rule (CAIR) and related Transport Rule, maximum achievable control technology (MACT) standards, new source performance standards (NSPS), the Clean Air Visibility Rule (also known as the Regional Haze Rule), and state mercury emissions limits are expected to result in additional operating and capital expenditure costs for electric generating units.

Stay of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

The CAIR, which became effective in 2009, generally requires NOx and SO2 emission reductions from fossil fuel-fired electric generating units (25 MW or greater) (EGUs) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase (beginning in 2015) reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount Generating Station, Columbia, Elm Road, and its combustion turbines located in West Marinette and Fitchburg.

In December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA for further review. In August 2011, the EPA published the Cross-State Air Pollution Rule (CSAPR) to replace the CAIR. Similar to the CAIR, CSAPR requires NOx and/or SO2 air emissions reductions from fossil fuel-fired EGUs (25 MW or greater) in 28 states in the eastern half of the U.S. CSAPR established state emission restrictions, referred to as budgets, for SO2 and NOx beginning in 2012 (Phase I). Under CSAPR, SO2 emission budgets in certain states, including Wisconsin, will be lowered further in 2014 (Phase II). CSAPR affects the same electric generation units at MGE as CAIR: Blount Generating Station, Columbia, Elm Road, and its combustion turbines located at West Marinette and Fitchburg. While the CAIR relied on a regional cap-and-trade program that allowed unlimited trading amongst states, CSAPR establishes enforceable state-wide emission caps with modest variability limits. These caps limit the amount of emissions trading allowed to meet compliance requirements. Plants in Wisconsin that are subject to CSAPR have been allocated CSAPR allowances and will need to hold sufficient allowances to cover emissions on an annual basis. If CSAPR allowances are not adequate for a given plant, emissions will need to be reduced at the plant level by fuel-switching, installation of controls, curtailment of operations or a combination thereof. CSAPR's 2012 emission caps for the State of Wisconsin are significantly lower than Wisconsin's recent annual emissions. MGE's Columbia plant, which is operated by WPL (MGE has a 22% ownership interest), has significantly fewer SO2 allocations under CSAPR in 2012 and 2013 than recent actual emissions.

In December 2011, the U.S. Court of Appeal for the D.C. Circuit stayed CSAPR pending judicial review. The ruling leaves the CAIR in place while the court considers the merits and challenges to CSAPR. MGE expects to hold sufficient emissions allowances under the CAIR for 2012.

If CSAPR is reinstated in 2013, the Columbia co-owners will need to evaluate and implement interim operational strategies to address anticipated SO2 allowance deficiencies under CSAPR. Current analysis shows that for 2013, additional allowances (if available) may need to be purchased, Columbia generation may need to be reduced to comply with CSAPR limits, or a combination of these two strategies may be employed. These interim measures may increase MGE's fuel costs. MGE expects that the costs pertaining to meeting CSAPR requirements will be fully recoverable through rates. Planned new SO2 controls at Columbia are expected to be completed by mid 2014. MGE's share of this project will be approximately $140 million. Once the new environmental control project is completed at Columbia, it is expected that the plant will emit below anticipated CSAPR allocation levels.

Wisconsin State Mercury Rule

As of January 2010, "major utilities" (such as the operators of the Columbia and Elm Road Units) had to achieve a 40% fleet-wide mercury reduction (as compared to an average of 2002, 2003, and 2004 baseline mercury emissions). Elm Road's majority owner has installed highly efficient mercury-reduction equipment on its units. The Columbia operator plans to meet its fleet-wide reduction in a number of ways, including utilizing mercury reduction equipment installed on one of Columbia's units. We do not anticipate any changes in dispatch at Columbia or the Elm Road Units as a result of this fleet-wide reduction requirement. However, any dispatch changes, if they were to become necessary to meet this requirement, could negatively affect our operating costs.

Beginning January 1, 2015, phase two of the rule will require large coal-fired electric generating units (larger than 150 MW) to reduce mercury emissions by 90%, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOx and SO2 emissions at prescribed rates. The Columbia operator has indicated that it plans to meet the 90% reduction option by installing pollution controls needed to meet this and other rules (see the discussion regarding Columbia below).

National Ambient Air Quality Standards

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide, particulate matter, ozone, sulfur dioxide, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. The EPA is required to review NAAQS every five years. Monitoring and modeling data may be used to determine whether areas are in compliance. States must develop implementation plans to bring noncomplying areas into compliance and such implementation plans can require emissions reductions and/or pollution controls.

Stationary source air quality modeling is used to determine whether emissions from permitted sources meet these NAAQS. Failure to meet NAAQS may require a permit applicant to incur capital or operational costs to bring a source into compliance. We cannot predict if MGE's permitted stationary sources will have difficulty meeting new standards not previously modeled. Modeling performed by the WDNR for MGE's permitted facilities has demonstrated compliance with current NAAQS. Additional modeling may be required in future permitting actions.

Particulate Matter NAAQS

In October 2009, the EPA designated the counties where the Elm Road Units are located as not complying with the 24-hour NAAQS for fine particulate matter. The State of Wisconsin will need to develop a plan by early 2012 to address the affected counties. Implementation of the fine particulate NAAQS could affect capital, operational and maintenance expenses at MGE generating facilities in those areas.

In February 2009, the U.S. Court of Appeals for the D.C. Circuit remanded the annual fine particulate matter standards to the EPA for further review. The current primary hourly and annual standards will remain in place as the EPA undertakes that review. In addition, the EPA was scheduled to evaluate particulate matter NAAQS in 2011 as part of its five-year review. The EPA has not completed this evaluation but is expected to propose rule changes in 2012. If the standards become more stringent as a result of any of these actions, more counties where our generation is located could be in nonattainment; however, that cannot be known until the standards are finalized.

Nitrogen Dioxide NAAQS

In January 2010, the EPA adopted a nitrogen dioxide (NO2) NAAQS focusing on near-roadway exposures to NO2. In February 2011, Wisconsin Governor Scott Walker recommended that all counties be considered unclassified (neither in attainment nor in nonattainment with the rule) for NO2 until data monitoring is improved in Wisconsin. In June 2011, the EPA responded to Governor Walker's recommendation with a letter indicating their intent to designate all areas in Wisconsin as unclassified/attainment. The EPA also stated that they intend to reclassify areas as appropriate once data monitoring is in place and sufficient data is available to make determinations. A final decision from the EPA on NO2 NAAQS designations is expected in early 2012. It is unclear at this time whether the counties in which MGE's generating facilities reside will be in attainment or nonattainment with this rule once monitoring data is collected and analyzed.

Columbia

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 225 MW (29%) of MGE's net summer generating capability. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. Wisconsin Public Service Corporation (WPSC) owns a 31.8% interest, and MGE owns a 22% interest in Columbia. Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia.

Certificate of Authority

In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR or CSAPR, the Utility MACT Rule and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project will be approximately $140 million. As of December 31, 2011, MGE had incurred $4.4 million (excluding carrying costs) in construction expenditures at Columbia related to the proposed project. This project is also expected to result in an increase to Columbia's ongoing operating expenses. MGE expects that the costs pertaining to this project will be fully recoverable through rates. Additionally, MGE is entitled to a carrying cost on the related construction costs at a 100% of the determined AFUDC rate.

As of December 31, 2011, Columbia entered into various contractual commitments with vendors for a portion of the aforementioned expenditures as well as other Columbia environmental projects. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements. MGE's share of these commitments is $1.5 million for 2012. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. The WDNR took various preliminary actions and in February 2011, issued a letter stating its determination not to issue either the proposed construction permit or a revised operating permit for Columbia. In February 2011, the citizen group involved filed an action against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. In May 2011, the WDNR proposed a revised operating permit for Columbia. The Columbia owners commented on the WDNR's draft permit and are awaiting the WDNR's response. MGE believes the permits currently in effect for Columbia remain in place at this time. MGE continues to follow these developments and is unable to predict the outcome of this matter and its impact on its financial or operational conditions.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a Notice and Finding of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL, as operator, and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and as a result violated the PSD program requirements, Title V Operating Permit requirements of the CAA and the Wisconsin SIP. The parties are exploring possible settlement.

In September 2010, Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. The Sierra Club and the co-owners are engaged in settlement discussions. The parties recently requested and received a temporary stay of proceedings to further explore settlement options. The trial date is now scheduled for December 2012. During the February 15, 2012 status conference, the Court reaffirmed the December 2012 trial date, but set a pre-trial schedule that allows the parties to work toward settlement.

MGE and the other co-owners of Columbia are defending against these allegations while also exploring settlement options with the EPA and Sierra Club. WPL has informed MGE that WPL believes the projects at Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

In response to similar EPA CAA enforcement initiatives, certain utilities have elected to settle with the EPA, while others have elected to litigate. If the EPA and/or Sierra Club successfully prove their claims that projects completed in the past at Columbia required either state or federal CAA permits, MGE may, under the applicable statutes, be required to pay civil penalties in amounts of up to $37,500 per day for each violation and/or complete actions for injunctive relief. Payment of fines and/or injunctive relief could be included in a settlement outcome. Injunctive relief contained in settlements or court-ordered remedies for other utilities in similar matters required the installation of pollution control technology, changed operating conditions (including use of alternative fuels other than coal), surrender of excess emission trading allowances, caps for emissions and limitations on generation (including retirement of generating units) and other beneficial environmental projects. If similar remedies are required for final resolution of these matters at Columbia, MGE would likely incur additional capital and operating expenditures. At this time, MGE is unable to predict with certainty the impact of these claims on its financial condition or results of operations but believes that should there ultimately be an adverse outcome, it could have a significant effect.

h.

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

i.

Other Commitments.

MGE Energy holds an investment in a nonpublic entity. From time to time, this entity requires additional capital infusions from their investors. MGE Energy has committed to contribute $0.2 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2013. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of December 31, 2011, MGE Energy has $0.4 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has a commitment to the City of Madison for certain "green energy" projects. These funds will primarily be used to construct or purchase assets that will be owned by MGE and will be included in the property, plant and equipment balance on the MGE Energy's and MGE's financial statements once the costs are incurred. The timing of the capital expenditures is dependent on the feasibility of the individual projects. MGE paid $0.3 million in 2011, and expects to pay $0.4 million in 2012.

MGE's has commitments of approximately $0.3 million, which will be made annually (subject to PSCW approval) from 2012-2034, for water quality environmental projects.

MGE has entered into easements related to wind projects. Payments for these easements are $0.1 million in each of the next five years.

19.

Blount Station - MGE Energy and MGE.

In 2006, MGE announced a plan to switch from coal to natural gas and reduce capacity at Blount from 190 MW to 100 MW by the end of 2011, subject to required regulatory approvals.

In 2011, MGE received the necessary notification from MISO that the 90 MW of capacity at Blount was no longer needed to meet reliability standards and was available for retirement on or after December 31, 2011. As a result, the reduction in capacity and the transition to operate on natural gas occurred at Blount at the end of 2011. MGE was previously estimating the reduction in capacity to occur in 2013.

MGE has entered into agreements providing severance benefits to employees affected by this plan. These benefits are being recognized ratably over the expected future service period of the employees. Total benefits expected to be paid are $0.3 million in 2012. MGE does not plan to seek recovery of severance costs resulting from the reduction of the capacity.

The following table presents the activity in the restructuring accrual from December 31, 2010, through December 31, 2011:

(In thousands)
Balance at December 31, 2010	$259
Additional expense, net	58
Cash payments during the period	(24)
Balance at December 31, 2011	$293

The exit plan has also resulted in accelerated depreciation for the Blount assets retired in 2011. The majority of these assets are being recovered in rates over a four-year period that began in 2008, with the remaining balance recovered by the end of 2013. For the years ended December 31, 2011 and 2010, $3.4 million of accelerated depreciation expense had been recognized and recovered in rates each year.

99

20.

Asset Retirement Obligations - MGE Energy and MGE.

a.

Conditional Asset Retirement Obligations.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removing electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the lease. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities recorded by MGE at December 31, 2011, as well as the regulatory asset recorded.

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

The following table shows a rollforward of the AROs from January 1, 2010, to December 31, 2011. Amounts include conditional AROs.

(In thousands)	2011	2010
Balance at January 1,	$19,913	$16,513
Liabilities incurred	85	439
Accretion expense	1,071	1,093
Liabilities settled	(157)	(98)
Revisions in estimated cash flows(a)	(1,739)	1,966
Balance at December 31,	$19,173	$19,913

(a)

In 2011 and 2010, MGE recorded revisions in estimated cash flows of a decrease of $1.6 million and an increase of $0.7 million, respectively, based on revised remediation timing and cost information for its share of the Columbia ash landfill ARO. In 2010, MGE recorded revisions in estimated cash flows of an increase of $1.2 million based on revised remediation timing and cost information for its wind generating facilities ARO.

b.

Non-ARO Costs.

Accumulated costs of removal that are non-ARO obligations are classified within the financial statements as regulatory liabilities. At December 31, 2011 and 2010, there were $13.1 million and $12.3 million of these costs recorded as regulatory liabilities within the financial statements, respectively.

21.

Elm Road - MGE Energy and MGE.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation in February 2010 and Unit 2 entered commercial operation in January 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each generating unit owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road has leased the Elm Road Units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred.

As of December 31, 2011, $195.9 million (including capitalized interest) related to this project was placed in-service on MGE Energy's and MGE's consolidated balance sheets.

MGE Energy received notice from Elm Road Services, LLC, the project manager for the construction of the Elm Road Units, that the estimated total cost over-run of the units is $181 million or 8.3% over the amount initially approved by the PSCW, of which our share is approximately $14 million. The additional amount included the amounts payable to Bechtel, the builder of the Elm Road Units, pursuant to a settlement agreement entered into in 2009. The PSCW order approving the construction provides for recovery of excess costs of up to 5% of the total project, subject to a prudence review by the PSCW. Costs above the 5% cap would also be included in lease payments and recovered from customers if the PSCW finds that such costs were prudently incurred and were the result of force majeure conditions, an excused event and/or event of loss. The leases provide for a guaranteed in-service date of September 29, 2009, for Unit 1 and September 29, 2010, for Unit 2, and imposes liquidated damages on ERS of $250,000 per day, of which our share is approximately $21,000 per day, for failure to achieve the guaranteed in-service date unless the delays result from force majeure conditions or an excused event. In light of the weather delays incurred on the project and other factors, we expect to request authorization from the PSCW to recover all costs associated with the Units and we expect the PSCW will grant relief from liquidated damages.

ERS is entitled to receive $250,000 per day, of which our share is approximately $21,000 per day, from Bechtel under the construction contract with Bechtel for each day Bechtel failed to achieve the guaranteed in-service dates of September 29, 2009, and September 29, 2010, unless the delays resulted from force majeure conditions or an excused event. Pursuant to the terms of the 2009, settlement agreement and a change order signed concurrent with the turnover of Unit 2, Bechtel was granted total schedule relief of 120 days for Unit 1 and 81 days for Unit 2. Therefore, Bechtel is responsible for 5 days of liquidated damages for Unit 1 and 23 days for Unit 2. All liquidated damages collected are for the benefit of our customers. Although we anticipate the PSCW will agree that the excused delays were caused by force majeure and other excusable conditions, there is no guarantee that it will grant the same schedule relief as has been granted to Bechtel.

22.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

Fair Value Measurements and Disclosures.

In January 2010, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements. This authoritative guidance became effective January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which were effective January 1, 2011. The authoritative guidance did not have any financial impact, but required additional disclosures. See Footnote 11 for additional information.

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

c.

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information for instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with a master netting arrangement. This authoritative guidance will become effective January 1, 2013. The authoritative guidance will not have a financial impact, but will require additional disclosures.

101

23.

Segment Information - MGE Energy and MGE.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road, and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE. MGE Power Elm Road has an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin, which is leased to MGE, and MGE Power West Campus owns a controlling interest in the electric generation plant of a natural gas-fired cogeneration facility on the UW campus. MGE Power West Campus's portion is also leased to MGE.

The transmission investment segment invests, through MGE Transco, in ATC, a company that provides electric transmission services primarily in Wisconsin. See Footnote 4 for further discussion of MGE Transco and the investment in ATC.

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

Sales between our electric and gas segments are based on PSCW approved tariffed rates. Additionally, intersegment operations related to the leasing arrangement between our electric segment and MGE Power Elm Road/MGE Power West Campus are based on terms previously approved by the PSCW. Consistent with internal reporting, management has presented the direct financing capital leases between MGE and MGE Power Elm Road/MGE Power West Campus based on actual lease payments included in rates. Lease payments made by MGE to MGE Power Elm Road and MGE Power West Campus are shown as operating expenses. The lease payments received by MGE Power Elm Road and MGE Power West Campus from MGE are shown as lease income in interdepartmental revenues. The depreciation expense associated with the Elm Road Units and WCCF is reflected in the nonregulated energy segment.

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands)			Non-			Consolidation/
MGE Energy			Regulated	Transmission	All	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Others	Entries	Total
Year Ended December 31, 2011
Operating revenues	$375,858	$165,271	$5,253	$-	$-	$-	$546,382
Interdepartmental revenues	495	12,440	38,148	-	-	(51,083)	-
Total operating revenues	376,353	177,711	43,401	-	-	(51,083)	546,382
Depreciation and amortization	(28,323)	(5,593)	(7,026)	-	-	-	(40,942)
Other operating expenses	(292,080)	(155,444)	(174)	-	(957)	51,083	(397,572)
Operating income (loss)	55,950	16,674	36,201	-	(957)	-	107,868
Other income, net	71	20	-	8,614	509	-	9,214
Interest (expense) income, net	(10,849)	(3,060)	(6,331)	-	78	-	(20,162)
Income (loss) before taxes	45,172	13,634	29,870	8,614	(370)	-	96,920
Income tax (provision) benefit	(15,334)	(5,249)	(11,988)	(3,467)	46	-	(35,992)
Net income (loss)	$29,838	$8,385	$17,882	$5,147	$(324)	$-	$60,928

Year Ended December 31, 2010
Operating revenues	$360,729	$165,915	$5,947	$-	$-	$-	$532,591
Interdepartmental revenues	504	11,509	28,462	-	-	(40,475)	-
Total operating revenues	361,233	177,424	34,409	-	-	(40,475)	532,591
Depreciation and amortization	(27,498)	(5,237)	(5,225)	-	-	-	(37,960)
Other operating expenses	(279,389)	(158,146)	(136)	-	(833)	40,475	(398,029)
Operating income (loss)	54,346	14,041	29,048	-	(833)	-	96,602
Other (deductions) income, net	2,353	664	-	8,501	(425)	-	11,093
Interest (expense) income, net	(10,548)	(2,975)	(2,659)	-	25	-	(16,157)
Income (loss) before taxes	46,151	11,730	26,389	8,501	(1,233)	-	91,538
Income tax (provision) benefit	(15,983)	(4,299)	(10,581)	(3,443)	486	-	(33,820)
Net income (loss)	$30,168	$7,431	$15,808	$5,058	$(747)	$-	$57,718

Year Ended December 31, 2009
Operating revenues	$332,324	$192,334	$9,161	$-	$-	$-	$533,819
Interdepartmental revenues	524	7,681	14,899	-	-	(23,104)	-
Total operating revenues	332,848	200,015	24,060	-	-	(23,104)	533,819
Depreciation and amortization	(28,779)	(9,557)	(2,744)	-	-	-	(41,080)
Other operating expenses	(258,988)	(171,313)	(129)	(1)	(747)	23,104	(408,074)
Operating income (loss)	45,081	19,145	21,187	(1)	(747)	-	84,665
Other (deductions) income, net	(110)	(31)	-	8,172	65	-	8,096
Interest (expense) income, net	(10,678)	(3,012)	(2,690)	(1)	2,787	-	(13,594)
Income before taxes	34,293	16,102	18,497	8,170	2,105	-	79,167
Income tax provision	(10,373)	(6,234)	(7,424)	(3,280)	(859)	-	(28,170)
Net income	$23,920	$9,868	$11,073	$4,890	$1,246	$-	$50,997

(In thousands)			Non-		Consolidation/
MGE			Regulated	Transmission	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Entries	Total
Year Ended December 31, 2011
Operating revenues	$375,858	$165,271	$5,253	$-	$-	$546,382
Interdepartmental revenues	495	12,440	38,148	-	(51,083)	-
Total operating revenues	376,353	177,711	43,401	-	(51,083)	546,382
Depreciation and amortization	(28,323)	(5,593)	(7,026)	-	-	(40,942)
Other operating expenses*	(307,193)	(160,631)	(12,162)	-	51,083	(428,903)
Operating income*	40,837	11,487	24,213	-	-	76,537
Other (deductions) income, net*	(150)	(42)	-	5,147	-	4,955
Interest expense, net	(10,849)	(3,060)	(6,331)	-	-	(20,240)
Net income	29,838	8,385	17,882	5,147	-	61,252
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(23,970)	(23,970)
Net income attributable to MGE	$29,838	$8,385	$17,882	$5,147	$(23,970)	$37,282

Year Ended December 31, 2010
Operating revenues	$360,729	$165,915	$5,947	$-	$-	$532,591
Interdepartmental revenues	504	11,509	28,462	-	(40,475)	-
Total operating revenues	361,233	177,424	34,409	-	(40,475)	532,591
Depreciation and amortization	(27,498)	(5,237)	(5,225)	-	-	(37,960)
Other operating expenses*	(294,353)	(162,157)	(10,717)	-	40,475	(426,752)
Operating income*	39,382	10,030	18,467	-	-	67,879
Other income, net*	1,334	376	-	5,058	-	6,768
Interest expense, net	(10,548)	(2,975)	(2,659)	-	-	(16,182)
Net income	30,168	7,431	15,808	5,058	-	58,465
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(20,740)	(20,740)
Net income attributable to MGE	$30,168	$7,431	$15,808	$5,058	$(20,740)	$37,725

Year Ended December 31, 2009
Operating revenues	$332,324	$192,334	$9,161	$-	$-	$533,819
Interdepartmental revenues	524	7,681	14,899	-	(23,104)	-
Total operating revenues	332,848	200,015	24,060	-	(23,104)	533,819
Depreciation and amortization	(28,779)	(9,557)	(2,744)	-	-	(41,080)
Other operating expenses*	(269,316)	(177,534)	(7,552)	(1)	23,104	(431,299)
Operating income (loss)*	34,753	12,924	13,764	(1)	-	61,440
Other (deductions) income, net*	(155)	(44)	-	4,892	-	4,693
Interest expense, net	(10,678)	(3,012)	(2,690)	(1)	-	(16,381)
Net income	23,920	9,868	11,074	4,890	-	49,752
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(13,883)	(13,883)
Net income attributable to MGE	$23,920	$9,868	$11,074	$4,890	$(13,883)	$35,869

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands)			Assets				Consolidation/
MGE Energy			not	Nonregulated	Transmission	All	Elimination
	Electric	Gas	Allocated	Energy	Investment	Others	Entries	Total
Assets:
December 31, 2011	$794,738	$285,702	$32,882	$299,421	$57,006	$401,862	$(412,729)	$1,458,882
December 31, 2010	721,721	257,505	22,079	300,862	54,241	376,219	(414,734)	1,317,893
December 31, 2009	695,897	249,610	22,342	292,101	51,728	389,744	(419,537)	1,281,885
Capital Expenditures:
Year ended Dec. 31, 2011	$47,206	$15,830	$-	$2,140	$-	$-	$-	$65,176
Year ended Dec. 31, 2010	33,655	13,719	-	12,708	-	-	-	60,082
Year ended Dec. 31, 2009	37,014	13,734	-	27,181	-	-	-	77,929

	Utility			Consolidated
(In thousands)			Assets			Consolidation/
MGE			not	Nonregulated	Transmission	Elimination
	Electric	Gas	Allocated	Energy	Investment	Entries	Total
Assets:
December 31, 2011	$794,738	$285,702	$32,882	$299,171	$57,006	$(35,706)	$1,433,793
December 31, 2010	721,721	257,505	22,079	300,612	54,241	(37,217)	1,318,941
December 31, 2009	695,897	249,610	22,342	291,856	51,728	(37,878)	1,273,555
Capital Expenditures:
Year ended Dec. 31, 2011	$47,206	$15,830	$-	$2,140	$-	$-	$65,176
Year ended Dec. 31, 2010	33,655	13,719	-	12,708	-	-	60,082
Year ended Dec. 31, 2009	37,014	13,734	-	27,181	-	-	77,929

105

24.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2011	March 31	June 30	September 30	December 31
Operating revenues:
Regulated electric revenues	$86,007	$90,834	$114,963	$84,054
Regulated gas revenues	77,437	25,062	17,249	45,523
Nonregulated revenues	1,161	1,363	1,360	1,369
Total	164,605	117,259	133,572	130,946
Operating expenses	133,707	94,062	97,238	113,507
Operating income	30,898	23,197	36,334	17,439
Interest and other income, net	(2,464)	(2,902)	(2,801)	(2,781)
Income tax provision	(10,651)	(7,572)	(12,495)	(5,274)
Earnings on common stock	$17,783	$12,723	$21,038	$9,384
Earnings per common share	$0.77	$0.55	$0.91	$0.41
Dividends per share	$0.375	$0.375	$0.383	$0.383
2010
Operating revenues:
Regulated electric revenues	$81,994	$87,438	$109,849	$81,448
Regulated gas revenues	76,547	20,290	17,394	51,684
Nonregulated revenues	1,102	1,354	695	2,796
Total	159,643	109,082	127,938	135,928
Operating expenses	137,868	88,960	93,586	115,575
Operating income	21,775	20,122	34,352	20,353
Interest and other income, net	813	(2,098)	(1,453)	(2,326)
Income tax provision	(8,328)	(6,472)	(12,990)	(6,030)
Earnings on common stock	$14,260	$11,552	$19,909	$11,997
Earnings per common share	$0.62	$0.50	$0.86	$0.52
Dividends per share	$0.368	$0.368	$0.375	$0.375

Notes:

•

The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•

The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•

MGE Energy's operations are based primarily on its utility subsidiary MGE.

25.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2011, 2010, and 2009, MGE recorded $25.0 million, $26.4 million, and $22.7 million, respectively for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For the years ended December 31, 2011 and 2009, MGE had a receivable due from ATC of $0.2 million and $0.1 million, respectively. For the year ended December 31, 2010, MGE had no receivable due from ATC.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax). The transaction was approved by the PSCW.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

106

26.

Subsequent Events - MGE Energy and MGE.

ATC Capital Contribution.

On January 30, 2012, MGE Transco made a voluntary $0.4 million capital contribution to ATC.

107

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2011, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2011, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2011, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2011. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2011 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

108

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2012 Proxy Statement) to be filed with the SEC on or before March 30, 2012. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2012 Proxy Statement.

The information required by Item 10 relating to executive officers is set forth above in Item 1. Business - Executive Officers of the Registrants.

Code of Ethics

MGE Energy has adopted a Code of Ethics applicable to its directors and all of its employees, including its chief executive officer, chief financial officer, and principal accounting officer. The Code of Ethics is available on MGE Energy's website at www.mgeenergy.com.

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2012 Proxy Statement, which will be filed with the SEC on or before March 30, 2012, under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2012 Proxy Statement, which will be filed with the SEC on or before March 30, 2012.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2012 Proxy Statement, which will be filed with the SEC on or before March 30, 2012.

109

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2011	2010
Audit Fees:
Audit of financial statements and internal controls	$640,871	$643,879
Total Audit Fees	$640,871	$643,879

Audit-Related Fees:
Services rendered for Department of Energy grant
compliance audit	$40,460	$-
Services rendered for utility commission-mandated
obligations	23,377	13,400
Total Audit-Related Fees	$63,837	$13,400

Tax Fees:
Services rendered to change tax method of accounting
for repairs	$119,881	$53,359
Review of federal and state income tax returns	32,907	30,314
Total Tax Fees	$152,788	$83,673

All Other Fees:
Federal stimulus grant pre-compliance assessment	$-	$31,122
Financial analysis for generation projects	24,204	14,930
Fee to access online accounting standards library	3,600	3,600
Total All Other Fees	$27,804	$49,652

MGE is a wholly owned subsidiary of MGE Energy and does not have a separate audit committee. Instead, that function is fulfilled for MGE by the MGE Energy Audit Committee. The Audit Committee approves each engagement of the independent registered public accounting firm to render any audit or nonaudit services before the firm is engaged to render those services. The Chair of the Audit Committee or other designated Audit Committee member may represent the entire Audit Committee for purposes of this approval. Any services approved by the Chair or other designated Audit Committee member are reported to the full Audit Committee at the next scheduled Audit Committee meeting. No de minimis exceptions to this approval process are allowed under the Audit Committee Charter; and thus, none of the services described in the preceding table were approved pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

110

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Report of Independent Registered Public Accounting Firm	52
Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009	54
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	55
Consolidated Balance Sheets as of December 31, 2011 and 2010	56
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2011, 2010, and 2009	57
Notes to Consolidated Financial Statements	62

MGE
Report of Independent Registered Public Accounting Firm	53
Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009	58
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	59
Consolidated Balance Sheets as of December 31, 2011 and 2010	60
Consolidated Statements of Common Equity and Comprehensive Income as of December 31, 2011, 2010, and 2009	61
Notes to Consolidated Financial Statements	62

2.

Financial Statement Schedule.

Schedule I – Condensed Parent Company Financial Statements.

Schedule II – Valuation and Qualifying Accounts for MGE Energy, Inc. and Madison Gas and Electric Company.

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

3.

All Exhibits Including Those Incorporated by Reference.

Exhibits. Several of the following exhibits are incorporated herein by reference under Rule 12b-32 of the Securities Exchange Act of 1934, as amended, as indicated by the parenthetical reference. Several other instruments, which would otherwise be required to be listed below, have not been so listed because those instruments do not authorize securities in an amount that exceeds 10% of the total assets of the applicable registrant and its subsidiaries on a consolidated basis. The relevant registrant agrees to furnish a copy of any instrument that was so omitted on that basis to the Commission upon request.

3.1

Amended and Restated Articles of Incorporation of MGE Energy, Inc. (Exhibit 3.1 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.2

Amended and Restated Bylaws of MGE Energy, Inc. (Exhibit 3.2 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.3

Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at May 6, 1996. (Exhibit 3.(i) to Form 10-K for year ended December 31, 1996, File No. 0-1125.)

3.4

Amended Bylaws of Madison Gas and Electric Company as in effect at August 16, 2002. (Exhibit 3.4 to Form 10-K for year ended December 31, 2002, File No. 0-1125.)

4.1

Indenture of Mortgage and Deed of Trust between Madison Gas and Electric Company and U.S. Bank, N.A. (successor to First Wisconsin Trust Company), as Trustee, dated as of January 1, 1946. (Exhibit 7-D to Registration Statement, Registration No. 2-6059.)

4.2

Supplemental Indenture dated as of February 1, 2003 to aforementioned Indenture of Mortgage and Deed of Trust. (Exhibit 4F to Form 10-K for year ended December 31, 1992, File No. 0-1125.)

111

4.3

Indenture between Madison Gas and Electric and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.), as Trustee, dated as of September 1, 1998. (Exhibit 4B to Form 10-K for year ended December 31, 1999, File No. 0-1125.)

10.1

Credit Agreement dated as of July 30, 2010, among MGE Energy, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, File No. 0-49965.)

10.2

Second Amendment dated as of August 1, 2011, to Credit Agreement dated as of July 30, 2010, among MGE Energy, Inc., various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2011, File No. 0-49965.)

10.3

Credit Agreement dated as of July 30, 2010, among Madison Gas and Electric Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2010, File No. 0-1125.)

10.4

Second Amendment dated as of August 1, 2011, to Credit Agreement dated as of July 30, 2010, among Madison Gas and Electric Company, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2011, File No. 0-1125.)

10.5

Copy of Joint Power Supply Agreement with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated February 2, 1967. (Exhibit 4.09 to Registration Statement, Registration No. 2-27308.)

10.6

Copy of Joint Power Supply Agreement (Exclusive of Exhibits) with Wisconsin Power and Light Company and Wisconsin Public Service Corporation dated July 26, 1973, amending Exhibit 5.04. (Exhibit 5.04A to Registration Statement, Registration No. 2-48781.)

10.7

Copy of Amended and Restated Agreement for Construction and Operation of Columbia Generating Plant dated January 17, 2007. (Exhibit 10.9 to Form 10-K for the year ended December 31, 2006, File No. 0-1125.)

10.8

West Campus Cogeneration Facility Joint Ownership Agreement, dated as of October 13, 2003, among MGE Power West Campus, LLC, The Board of Regents of the University of Wisconsin System, and the State of Wisconsin, as Joint Owners. (Exhibit 10.19 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.9

West Campus Cogeneration Facility Operation and Maintenance Agreement, dated as of October 13, 2003, among Madison Gas and Electric Company, as Operator, and the Board of Regents of the University of Wisconsin System, as Joint Owner. (Exhibit 10.20 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.10

West Campus Cogeneration Facility Lease Agreement, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.21 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.11

West Campus Cogeneration Facility Ground Lease, dated as of July 15, 2002, among MGE Power LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor. (Exhibit 10.22 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.12

West Campus Cogeneration Facility Amendment of Ground Lease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and the Board of Regents of the University of Wisconsin System, as Lessor. (Exhibit 10.23 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.13

West Campus Cogeneration Facility MGE Ground Sublease, dated as of March 18, 2004, among MGE Power West Campus, LLC, as Lessee, and Madison Gas and Electric Company, as Lessor. (Exhibit 10.24 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

112

10.14

Elm Road Generating Station Common Facilities Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/Owner Parties, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.15

Elm Road Generating Station New Common Facilities Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners. (Exhibit 10.8 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.16

Elm Road Generating Station I Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC. (Exhibit 10.9 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.17

Elm Road Generating Station I Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.18

Elm Road Generating Station I Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.19

Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor. (Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.20

Assignment and Assumption Agreement, dated as of November 4, 2005 between MGE Power Elm Road, LLC and Madison Gas and Electric Company relating to Elm Road Generating Station I Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor. (Exhibit 10.16 to Form 10-K for the year ended December 31, 2005, File No. 0-1125.)

10.21

Elm Road Generating Station II Ownership Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC, Elm Road Generating Station Supercritical, LLC, and Wisconsin Public Power Inc., as Joint Owners, Elm Road Services, LLC, as Project Manager, and W.E. Power LLC. (Exhibit 10.13 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.22

Elm Road Generating Station II Facility Lease Agreement, dated as of November 4, 2005, among MGE Power Elm Road, LLC, as Lessor, and Madison Gas and Electric Company, as Lessee. (Exhibit 10.14 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.23

Elm Road Generating Station II Operating and Maintenance Agreement, dated as of December 17, 2004, among Madison Gas and Electric Company, Wisconsin Electric Power Company, and Wisconsin Public Power Inc., as Lessee/ Owners, and Wisconsin Electric Power Company, as Operating Agent. (Exhibit 10.15 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.24

Elm Road Generating Station II Easement and Indemnification Agreement, dated as of December 17, 2004, among MGE Power Elm Road, LLC and Wisconsin Public Power Inc., as Grantees, and Wisconsin Electric Power Company, as Grantor. (Exhibit 10.16 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

10.25

Operating Agreement, dated as of October 28, 2005, among MGE Energy, Inc., Madison Gas and Electric Company, and MGE Transco Investment LLC. (Exhibit 10.17 to Form 10-Q for the quarter ended September 30, 2005, File No. 0-1125.)

113

10.26

Warranty Agreement to the Wind Turbine Supply Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company, as Buyer, and Vestas-American Wind Technology, Inc. As Supplier. (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.27

Service and Maintenance Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company, as Buyer, and Vestas-American Wind Technology, Inc., As Supplier. (Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.28

Substation and Transformer Shared Use Agreement and Easement Agreement, dated as of September 29, 2006, among Madison Gas and Electric Company and Northern Iowa Windpower II LLC as Joint Owners. (Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.29

Management and Administration Agreement, dated as of October 13, 2006, among Madison Gas and Electric Company as Owner and Midwest Renewable Energy Resources, LLC as Manager. (Exhibit 10.7 to Form 10-Q for the quarter ended September 30, 2006, File No. 0-1125.)

10.30*

Form of Severance Agreement. (Exhibit 10.37 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.31*

Form of Amendment to Severance Agreement. (Exhibit 10.29 to Form 10-K for the year ended December 31, 2010, File No. 0-49965.)

10.32*

Form of Deferred Compensation Agreement. (Exhibit 10.38 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.33*

Form of Amended and Restated Deferred Compensation Agreement. (Exhibit 10.39 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.34*

Form of Income Continuation Agreement. (Exhibit 10.40 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.35*

MGE Energy, Inc., 2006 Performance Unit Plan. (Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.36*

Form of Performance Unit Award Agreement. (Exhibit 10.42 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.37*

Form of Amendment to Performance Unit Award Agreement. (Exhibit 10.1 to Form 8-K dated April 15, 2011, File No. 0-49965.)

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1

MGE Energy, Inc.

12.2

Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2011, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

114

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2011, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

101**

Interactive Data Files:

101.INS

XBRL Instance

101.SCH

XBRL Taxonomy Extension Schema

101.CAL

XBRL Taxonomy Extension Calculation

101.DEF

XBRL Taxonomy Extension Definition

101.LAB

XBRL Taxonomy Extension Labels

101.PRE

XBRL Taxonomy Extension Presentation

*

Indicates a management contract or compensatory plan or arrangement.

**

XBRL information will be considered to be furnished, not filed for the first two years of a company's submission of XBRL information.

115

Schedule I
Condensed Parent Company Financial Statements

MGE Energy, Inc.
Statements of Income
(Parent Company Only)
(In thousands)

	For the years ended December 31,
	2011	2010	2009
Operating Expenses:
Other operations and maintenance	$718	$653	$654
Total Operating Expenses	718	653	654
Operating Loss	(718)	(653)	(654)
Equity in earnings of investments	61,075	59,147	50,742
Other income/(loss), net	505	(22)	(56)
Interest on long-term debt	-	-	2,766
Other interest	(22)	3	-
Income before income taxes	60,840	58,475	52,798
Income tax provision	88	(757)	(1,801)
Net Income	$60,928	$57,718	$50,997

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.
Statements of Cash Flows
(Parent Company Only)
(In thousands)

	For the years ended December 31,
	2011	2010	2009
Net Cash Flows Provided by Operating Activities	$50,696	$48,430	$16,469
Investing Activities:
Return of investment - affiliates	30,000	50,000	3,297
Other investing	(3,022)	(1,656)	(150)
Cash Provided by Investing Activities	26,978	48,344	3,147
Financing Activities:
Issuance of common stock, net	-	-	6,275
Cash dividends paid on common stock	(35,026)	(34,370)	(33,693)
Change in short-term debt	(19,000)	(62,000)	7,500
Cash Used for Financing Activities	(54,026)	(96,370)	(19,918)
Change in Cash and Cash Equivalents:	23,648	404	(302)
Cash and cash equivalents at beginning of period	972	568	870
Cash and cash equivalents at end of period	$24,620	$972	$568

The accompanying notes are an integral part of the above consolidated financial statements.

116

Schedule I
Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.
Balance Sheets
(Parent Company Only)
(In thousands)

	At December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$24,620	$972
Accounts receivable, net:
Accounts receivable from affiliates	2,148	58
Prepaid taxes and other	481	1,161
Total Current Assets	27,249	2,191
Other deferred assets and other	151	163
Investments:
Investments in affiliates	534,009	551,818
Other	567	483
Total Investments	534,576	552,301
Total Assets	$561,976	$554,655

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$-	$19,000
Accounts payable to affiliates	602	630
Other current liabilities	218	141
Total Current Liabilities	820	19,771
Other Credits:
Deferred income taxes	3,320	2,391
Accounts payable to affiliates	6,884	7,413
Total Other Credits	10,204	9,804
Shareholders' Equity:
Common shareholders' equity	339,382	339,382
Retained income	211,458	185,556
Other comprehensive income/(loss)	112	142
Total Shareholders' Equity	550,952	525,080
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Shareholders' Equity	$561,976	$554,655

The accompanying notes are an integral part of the above consolidated financial statements.

117

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes of the Annual Report on Form 10-K for the year ended December 31, 2011.

2.

Credit Agreements.

As of December 31, 2011, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $40.0 million and available capacity under those commitments of $40.0 million.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's debt and credit agreements.

3.

Commitments and Contingencies.

See Footnote 18 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2011	2010	2009
MGE	26,648	26,150	19,318
MGE Construct	-	-	4,915
MGE Power West Campus	9,500	4,000	9,150
MGE Power Elm Road	43,000	52,028	-
MGE Transco	-	2,372	1,795
Total	79,148	$84,550	$35,178

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $39.8 million plus dividends on MGE Energy's shares issued in excess of the issued share number used in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2011, is estimated to be 57.3% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $26.6 million to MGE Energy in 2011. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2011, approximately $260.2 million was available for the payment of dividends under this covenant.

See Footnote 9 and 10 of the Notes to Consolidated Financial Statement for long-term debt and lines of credit dividend restrictions.

118

Schedule II
MGE Energy, Inc. and Madison Gas and Electric Company
Valuation and Qualifying Accounts

		Additions
		(1)	(2)
	Balance at	Charged to	Charged	Net	Balance at
	beginning	costs and	to other	Accounts	end of
	of period	expenses	accounts	written off	period

Fiscal Year 2009:
Accumulated provision for uncollectibles	$4,275,899	3,409,313	48,946	(3,491,823)	$4,242,335

Fiscal Year 2010:
Accumulated provision for uncollectibles	$4,242,335	2,805,311	49,500	(2,508,471)	$4,588,675

Fiscal Year 2011:
Accumulated provision for uncollectibles	$4,588,675	2,174,729	49,500	(2,712,571)	$4,100,333

119

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 24, 2012	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark D. Bugher	Mark D. Bugher, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director

/s/ Thomas R. Stolper	Thomas R. Stolper, Director

120

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 24, 2012	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

/s/ Gary J. Wolter	Gary J. Wolter Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey C. Newman	Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark D. Bugher	Mark D. Bugher, Director

/s/ Londa J. Dewey	Londa J. Dewey, Director

/s/ F. Curtis Hastings	F. Curtis Hastings, Director

/s/ Regina M. Millner	Regina M. Millner, Director

/s/ John R. Nevin	John R. Nevin, Director

/s/ James L. Possin	James L. Possin, Director

/s/ Thomas R. Stolper	Thomas R. Stolper, Director

121