Form 10-Q
period 2012-03-31
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2012-05-07
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2012

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

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2012
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

5

Consolidated Statements of Comprehensive Income (unaudited)

5

Consolidated Statements of Cash Flows (unaudited)

6

Consolidated Balance Sheets (unaudited)

7

Consolidated Statements of Common Equity (unaudited)

8

Madison Gas and Electric Company

9

Consolidated Statements of Income (unaudited)

9

Consolidated Statements of Comprehensive Income (unaudited)

9

Consolidated Statements of Cash Flows (unaudited)

10

Consolidated Balance Sheets (unaudited)

11

Consolidated Statements of Common Equity (unaudited)

12

MGE Energy, Inc., and Madison Gas and Electric Company

13

Notes to Consolidated Financial Statements (unaudited)

13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

41

Item 4. Controls and Procedures.

43

PART II. OTHER INFORMATION.

44

Item 1. Legal Proceedings.

44

Item 1A. Risk Factors.

44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

44

Item 6. Exhibits.

45

Signatures - MGE Energy, Inc.

46

Signatures - Madison Gas and Electric Company

47

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant (a) include those factors discussed in the Registrants' 2011 Annual Report on Form 10-K: Item 1A. Risk Factors, as updated by Part II. Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
CWDC	Central Wisconsin Development Corporation
DOE	U.S. Department of Energy
Dth	Dekatherms
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EGU	Electric Generating Unit
FASB	Financial Accounting Standards Board
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour
MACT	Maximum Achievable Control Technology
MAGAEL	MAGAEL, LLC
MATS	Mercury and Air Toxics Standards
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NGCC	Natural Gas Combined Cycle
NO2	Nitrogen Dioxide
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
OPRB	Other Postretirement Benefits
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RICE	Reciprocating Internal Combustion Engine
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2012	2011
Operating Revenues:
Regulated electric revenues	$89,936	$86,007
Regulated gas revenues	57,019	77,437
Nonregulated revenues	2,304	1,161
Total Operating Revenues	149,259	164,605

Operating Expenses:
Fuel for electric generation	8,851	11,049
Purchased power	19,546	17,581
Cost of gas sold	34,845	50,947
Other operations and maintenance	42,949	39,413
Depreciation and amortization	9,624	10,016
Other general taxes	5,000	4,701
Total Operating Expenses	120,815	133,707
Operating Income	28,444	30,898

Other income, net	2,570	2,386
Interest expense, net	(5,104)	(4,850)
Income before income taxes	25,910	28,434
Income tax provision	(9,862)	(10,651)
Net Income	$16,048	$17,783

Earnings Per Share of Common Stock
(basic and diluted)	$0.69	$0.77

Dividends per share of common stock	$0.383	$0.375

Average Shares Outstanding
(basic and diluted)	23,114	23,114

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net Income	$16,048	$17,783
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of
tax ($5 and $48)	7	72
Comprehensive Income	$16,055	$17,855

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities:
Net income	$16,048	$17,783
Items not affecting cash:
Depreciation and amortization	9,624	10,016
Deferred income taxes	8,846	1,622
Provision for doubtful receivables	1,167	1,038
Employee benefit plan expenses	4,682	3,394
Equity earnings in ATC	(2,242)	(2,097)
Other items	660	178
Changes in working capital items:
Decrease in current assets	12,377	29,753
Decrease in current liabilities	(6,631)	(7,279)
Dividend income from ATC	1,740	1,682
Cash contributions to pension and other postretirement plans	(20,789)	(19,188)
Other noncurrent items, net	(746)	1,135
Cash Provided by Operating Activities	24,736	38,037

Investing Activities:
Capital expenditures	(15,467)	(9,843)
Capital contributions to investments	(355)	(425)
Purchase of investment - land	(3)	(1,794)
Other	109	(419)
Cash Used for Investing Activities	(15,716)	(12,481)

Financing Activities:
Cash dividends paid on common stock	(8,843)	(8,670)
Repayment of long-term debt	(667)	(500)
Issuance of long-term debt	-	30,000
Decrease in short-term debt	-	(22,500)
Other	(19)	(311)
Cash Used for Financing Activities	(9,529)	(1,981)

Change in Cash and Cash Equivalents:	(509)	23,575
Cash and cash equivalents at beginning of period	41,169	7,110
Cash and cash equivalents at end of period	$40,660	$30,685

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$4,674	$1,146

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$40,660	$41,169
Receivable - margin account	2,500	2,477
Accounts receivable, less reserves of $3,775 and $3,662, respectively	38,090	36,744
Other accounts receivable, less reserves of $636 and $439, respectively	4,500	5,318
Unbilled revenues	20,706	25,754
Materials and supplies, at average cost	16,047	14,758
Fossil fuel	8,238	5,468
Stored natural gas, at average cost	10,385	19,575
Prepaid taxes	20,118	22,251
Regulatory assets - current	10,665	7,347
Other current assets	7,095	8,270
Total Current Assets	179,004	189,131
Regulatory assets	228,162	205,835
Other deferred assets and other	7,011	8,018
Property, Plant, and Equipment:
Property, plant, and equipment, net	966,069	961,511
Construction work in progress	40,854	34,055
Total Property, Plant, and Equipment	1,006,923	995,566
Investments	61,197	60,332
Total Assets	$1,482,297	$1,458,882

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$2,667
Accounts payable	32,000	34,532
Accrued interest and taxes	4,542	4,085
Accrued payroll related items	7,895	9,987
Deferred income taxes	862	3,020
Derivative liabilities	8,198	4,568
Other current liabilities	6,047	4,215
Total Current Liabilities	62,211	63,074
Other Credits:
Deferred income taxes	210,999	199,850
Investment tax credit - deferred	1,715	1,780
Regulatory liabilities	18,387	20,463
Accrued pension and other postretirement benefits	165,304	183,622
Derivative liabilities	60,880	34,908
Other deferred liabilities and other	44,388	43,330
Total Other Credits	501,673	483,953
Capitalization:
Common shareholders' equity	558,164	550,952
Long-term debt	360,249	360,903
Total Capitalization	918,413	911,855
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,482,297	$1,458,882

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Total
2011
Beginning balance - December 31, 2010	23,114	$23,114	$316,268	$185,556	$142	$525,080
Net income				17,783		17,783
Other comprehensive income					72	72
Common stock dividends declared
($0.375 per share)				(8,670)		(8,670)
Ending balance - March 31, 2011	23,114	$23,114	$316,268	$194,669	$214	$534,265

2012
Beginning balance - December 31, 2011	23,114	$23,114	$316,268	$211,458	$112	$550,952
Net income				16,048		16,048
Other comprehensive income					7	7
Common stock dividends declared
($0.383 per share)				(8,843)		(8,843)
Ending balance - March 31, 2012	23,114	$23,114	$316,268	$218,663	$119	$558,164

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating Revenues:
Regulated electric revenues	$89,936	$86,007
Regulated gas revenues	57,019	77,437
Nonregulated revenues	2,304	1,161
Total Operating Revenues	149,259	164,605

Operating Expenses:
Fuel for electric generation	8,851	11,049
Purchased power	19,546	17,581
Cost of gas sold	34,845	50,947
Other operations and maintenance	42,528	39,235
Depreciation and amortization	9,624	10,016
Other general taxes	5,000	4,701
Income tax provision	8,969	9,891
Total Operating Expenses	129,363	143,420
Operating Income	19,896	21,185

Other Income and Deductions:
AFUDC - equity funds	154	87
Equity in earnings in ATC	2,242	2,097
Income tax provision	(993)	(806)
Other income, net	56	113
Total Other Income and Deductions	1,459	1,491
Income before interest expense	21,355	22,676

Interest Expense:
Interest on long-term debt	5,197	4,991
Other interest, net	7	(147)
AFUDC - borrowed funds	(63)	(35)
Net Interest Expense	5,141	4,809
Net Income	$16,214	$17,867
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,072)	(5,933)
Net Income Attributable to MGE	$10,142	$11,934

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net Income	$16,214	$17,867
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($11 and $23)	(16)	35
Comprehensive Income	$16,198	$17,902
Less: Comprehensive income attributable to Noncontrolling
Interest, net of tax	(6,072)	(5,933)
Comprehensive Income attributable to MGE	$10,126	$11,969

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities:
Net income	$16,214	$17,867
Items not affecting cash:
Depreciation and amortization	9,624	10,016
Deferred income taxes	8,768	1,412
Provision for doubtful receivables	1,005	1,038
Employee benefit plan expenses	4,682	3,394
Equity earnings in ATC	(2,242)	(2,097)
Other items	792	390
Changes in working capital items:
Decrease in current assets	11,542	28,893
Decrease in current liabilities	(6,991)	(7,441)
Dividend income from ATC	1,740	1,682
Cash contributions to pension and other postretirement plans	(20,789)	(19,188)
Other noncurrent items, net	(762)	1,110
Cash Provided by Operating Activities	23,583	37,076

Investing Activities:
Capital expenditures	(15,467)	(9,843)
Capital contributions to investments	(355)	(355)
Other	49	88
Cash Used for Investing Activities	(15,773)	(10,110)

Financing Activities:
Cash dividends paid to parent by MGE	(6,728)	(6,596)
Distributions to parent from noncontrolling interest	-	(33,000)
Equity contribution received by noncontrolling interest	355	356
Repayment of long-term debt	(667)	(500)
Issuance of long-term debt	-	30,000
Decrease in short-term debt	-	(3,500)
Other	(9)	(309)
Cash Used for Financing Activities	(7,049)	(13,549)

Change in Cash and Cash Equivalents:	761	13,417
Cash and cash equivalents at beginning of period	13,898	4,494
Cash and cash equivalents at end of period	$14,659	$17,911

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$4,674	$1,146

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$14,659	$13,898
Receivable - margin account	2,500	2,477
Accounts receivable, less reserves of $3,775 and $3,662, respectively	37,088	35,765
Affiliate receivables	609	605
Other accounts receivable, less reserves of $636 and $439, respectively	4,486	5,301
Unbilled revenues	20,706	25,754
Materials and supplies, at average cost	16,047	14,758
Fossil fuel	8,238	5,468
Stored natural gas, at average cost	10,385	19,575
Prepaid taxes	20,685	21,977
Regulatory assets - current	10,665	7,347
Other current assets	7,080	8,245
Total Current Assets	153,148	161,170
Affiliate receivable long-term	6,751	6,884
Regulatory assets	228,162	205,835
Other deferred assets and other	6,502	7,286
Property, Plant, and Equipment:
Property, plant, and equipment, net	965,565	961,007
Construction work in progress	40,854	34,055
Total Property, Plant, and Equipment	1,006,419	995,062
Investments	58,386	57,556
Total Assets	$1,459,368	$1,433,793

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$2,667
Accounts payable	32,000	34,532
Affiliate payables	1,822	2,152
Accrued interest and taxes	4,495	4,037
Accrued payroll related items	7,895	9,987
Deferred income taxes	927	3,020
Derivative liabilities	8,198	4,568
Other current liabilities	5,798	3,997
Total Current Liabilities	63,802	64,960
Other Credits:
Deferred income taxes	207,541	196,550
Investment tax credit - deferred	1,715	1,780
Regulatory liabilities	18,387	20,463
Accrued pension and other postretirement benefits	165,304	183,622
Derivative liabilities	60,880	34,908
Other deferred liabilities and other	44,388	43,330
Total Other Credits	498,215	480,653
Capitalization:
Common shareholder's equity	416,324	412,926
Noncontrolling interest	120,778	114,351
Total Equity	537,102	527,277
Long-term debt	360,249	360,903
Total Capitalization	897,351	888,180
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,459,368	$1,433,793

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Total
2011
Beginning balance - Dec. 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993	$544,309
Net income				11,934		5,933	17,867
Other comprehensive income					35		35
Cash dividends paid to parent
by MGE				(6,596)			(6,596)
Equity contribution received by
noncontrolling interest						356	356
Distributions to parent from
noncontrolling interest						(33,000)	(33,000)
Ending balance - March 31, 2011	17,348	$17,348	$192,417	$197,818	$106	$115,282	$522,971

2012
Beginning balance - Dec. 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277
Net income				10,142		6,072	16,214
Other comprehensive loss					(16)		(16)
Cash dividends paid to parent
by MGE				(6,728)			(6,728)
Equity contribution received by
noncontrolling interest						355	355
Ending balance - March 31, 2012	17,348	$17,348	$192,417	$206,528	$31	$120,778	$537,102

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2012

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus.

The accompanying consolidated financial statements as of March 31, 2012, and for the three months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2011 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 107 of the 2011 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy purchases stock in the open market for issuance pursuant to its Stock Plan. All MGE Energy common stock issued under the Stock Plan is sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy can issue new shares of its common stock through the Stock Plan. For both the three months ended March 31, 2012 and 2011, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation.

MGE Energy does not hold any dilutive securities.

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2012 and 2011, MGE Transco recorded equity earnings from the investment in ATC of $2.2 million and $2.1 million, respectively. Dividend income received from ATC was $1.7 million for both the three months ended March 31, 2012 and 2011. In addition, during both the three months ended March 31, 2012 and 2011, MGE Transco made $0.4 million in capital contributions to ATC.

MGE Energy and MGE's investment in ATC as of March 31, 2012, and December 31, 2011, was $57.8 million and $57.0 million, respectively.

At March 31, 2012, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three months ended March 31, 2012 and 2011, is as follows:

	Three Months Ended
(In thousands)	March 31,
	2012	2011
Operating revenues	$147,662	$139,617
Operating expenses	(69,566)	(63,126)
Other expense, net	(500)	(358)
Interest expense, net	(19,501)	(21,897)
Earnings before members' income taxes	$58,095	$54,236

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR or CSAPR, the Utility MACT Rule and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project will be approximately $140 million. MGE expects to incur capital expenditures as follows: $43 million for the remainder of 2012, $68 million in 2013, and $14 million in 2014. These amounts may change as a result of modifications to the project estimate or timing difference.

As of March 31, 2012, MGE had incurred $10.5 million (excluding carrying costs) in construction expenditures at Columbia related to its share of the project and had accrued $4.0 million in incurred but unpaid capital expenditures. At March 31, 2012, $14.5 million (excluding carrying costs) related to this project is reflected in the Construction Work in Progress balance on MGE and MGE Energy's consolidated balance sheets.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. Additionally, MGE is entitled to a carrying cost on the related construction costs at 100% of the determined AFUDC rate.

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

MGE Energy has adopted a tax method of accounting to accelerate tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. The method change for electric generation and transmission and distribution repairs was included on the 2009 tax return while the change for gas distribution repairs was included on the 2010 return. During 2011, the IRS issued guidance on the treatment of electric transmission and distribution repairs. This guidance prompted the reversal of a portion of the unrecognized tax benefits for these repairs during 2011. MGE Energy and MGE have an unrecognized tax benefit at March 31, 2012, and December 31, 2011, in the amount of $2.7 million and $2.4 million, respectively, for the tax uncertainty primarily related to the change in tax method of accounting for electric generation and gas distribution repairs.

b.

Effective Tax Rate.

MGE Energy's and MGE's effective income tax rate for the three months ended March 31, 2012, is 38.1%, compared to 37.5% for the same period in 2011. The higher effective tax rate is, in part, attributable to a lower estimated domestic manufacturing deduction.

14

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three months ended March 31, 2012 and 2011. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets. The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During the three months ended March 31, 2012 and 2011, $0.3 million and $0.7 million, respectively, has been recovered in rates.

	Three Months Ended
(In thousands)	March 31,
	2012	2011
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,823	$1,540
Interest cost	3,154	3,080
Expected return on assets	(3,818)	(3,531)
Amortization of:
Prior service cost	108	109
Actuarial loss	2,006	946
Net periodic benefit cost	$3,273	$2,144

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$647	$487
Interest cost	1,125	982
Expected return on assets	(435)	(396)
Amortization of:
Transition obligation	106	107
Prior service cost	28	27
Actuarial loss	621	111
Net periodic benefit cost	$2,092	$1,318

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2008 through 2011, on February 17, 2012, 16,693 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at March 31, 2012, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

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

During the three months ended March 31, 2012 and 2011, MGE recorded $0.4 million and $0.1 million, respectively, in compensation expense as a result of the Performance Unit Plan. In January 2012, cash payments of $0.6 million were distributed relating to awards that were granted in 2007 and became payable under the Performance Unit Plan. No forfeitures occurred during the three months ended March 31, 2012 or 2011. At March 31, 2012, $2.6 million of outstanding awards are vested.

8.

Commitments and Contingencies.

a.

Environmental - MGE Energy and MGE.

Water quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), impose restrictions on emissions of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA regulates discharges from "point sources" such as power plants by establishing discharge limits in water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits to ensure compliance with these discharge limits.

EPA Cooling Water Intake Rules (Section 316(b))

In April 2011, the EPA proposed and asked for public comment on standards to reduce entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) from existing structures designed to take in cooling water for plants such as power plants. This rule is commonly referred to as Phase II of Section 316(b) of the CWA. Both our Blount and Columbia generating plants are subject to the impingement and entrainment aspects of the current proposed rule. Our WCCF plant is subject to the impingement aspect only. Under the current proposed rule, equipment would need to be installed at Blount, WCCF and Columbia to meet these new standards. It is not presently possible to estimate the potential costs associated with the implementation of any of these initiatives because the rule has not been finalized.

WPDES Thermal Discharge Rule

WDNR rules to regulate thermal effluent discharges from point sources in Wisconsin became effective on October 1, 2010. We will need to meet the revised rule requirement as MGE's WPDES permits are issued or renewed. If we are unable to demonstrate that any of MGE's permitted plants (Blount, WCCF, Columbia, Elm Road) are able to comply with its associated WPDES permit requirements, then we may need operational controls and/or incur capital costs associated with plant modifications to meet discharge requirements. Those expenditures could be material.

WPDES Phosphorus Nutrient Standards

In December 2010, the WDNR established water quality standards for phosphorus and effluent limitations for permitted discharges into specific waterbodies. Phosphorus limitations will be added to water effluent discharge permits as they are issued or renewed. The WDNR will be developing site-specific phosphorus limits. MGE's facilities subject to these standards include Blount, Columbia, Elm Road and WCCF. MGE may incur additional capital or operational expenditures and/or need to install additional pollution controls to meet the new phosphorus limits. MGE has, however, identified potential compliance options and believes compliance can be managed without significant capital investments.

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

Maximum Achievable Control Technology (MACT) for Utility Boilers (Also Referred to as the Mercury and Air Toxics Standards or MATS)

In December 2011, the EPA finalized its Mercury and Air Toxics Standards for coal and oil-burning electric generating unit (EGU) boilers. MATS will require emissions standards for mercury, non-mercury HAPs metals, and acid gases. MGE's Columbia and Elm Road Units are subject to MATS. The Elm Road Unit's current pollution controls and Columbia's planned mercury pollution controls will allow both facilities to comply with the MATS rule (see the discussion regarding Columbia below).

Reciprocating Internal Combustion Engine (RICE) MACT

In December 2011, the EPA finalized its RICE MACT standard. RICE MACT applies to combustion turbines that contain a reciprocating internal combustion engine. Under the current RICE MACT, MGE may have to adjust its dispatching of several small generation units used for emergency and backup generation or install pollution controls. In January 2012, the EPA published in the Federal Register an intention to propose a revised RICE MACT based on a settlement agreement with several power companies. MGE will review the revised proposal when it is finalized and continue to evaluate the impacts associated with complying with RICE MACT.

Stay of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

The CAIR, which became effective in 2009, generally requires NOx and SO2 emission reductions from fossil fuel-fired electric generating units (25 MW or greater) (EGUs) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase (beginning in 2015) reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road, and its combustion turbines located in West Marinette and Fitchburg.

In December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA for further review. In August 2011, the EPA published the Cross-State Air Pollution Rule (CSAPR) to replace the CAIR. Similar to the CAIR, CSAPR requires NOx and/or SO2 air emissions reductions by fossil fuel-fired EGUs (25 MW or greater) in 28 states in the eastern half of the U.S. CSAPR established state emission restrictions, referred to as budgets, for SO2 and NOx beginning in 2012 (Phase I). Under CSAPR, SO2 emission budgets in certain states, including Wisconsin, will be lowered further in 2014 (Phase II). CSAPR affects the same electric generation units at MGE as CAIR: Blount, Columbia, Elm Road, and the combustion turbines at West Marinette and Fitchburg. Plants in Wisconsin that are subject to CSAPR have been allocated CSAPR emission allowances and will need to hold sufficient allowances to cover emissions on an annual basis. If CSAPR allowances are not adequate for a given plant, emissions will need to be reduced at the plant level by fuel-switching, installation of controls, curtailment of operations or a combination thereof. MGE's Columbia plant, which is operated by WPL (MGE has a 22% ownership interest), has significantly fewer SO2 allocations under CSAPR in 2012 and 2013 than recent actual emissions.

In December 2011, the U.S. Court of Appeals for the D.C. Circuit stayed the implementation of CSAPR pending judicial review. The ruling leaves the CAIR in place while the court considers the merits and challenges to CSAPR. MGE expects to hold sufficient emissions allowances under the CAIR for 2012.

If CSAPR is reinstated in 2012 or 2013, the Columbia co-owners will need to evaluate and implement interim strategies to address anticipated SO2 allowance deficiencies under CSAPR. Current analysis shows that, if reinstated in 2013, additional allowances (if available) may need to be purchased, Columbia generation may need to be reduced to comply with CSAPR limits, or a combination of these two strategies may be employed. These interim measures may increase MGE's costs. MGE expects that the costs pertaining to meeting CSAPR requirements will be fully recoverable through rates. Planned new SO2 controls at Columbia are expected to be completed by mid 2014 (see the discussion regarding the Columbia Environmental Project below). Once the new environmental control project is completed at Columbia, it is expected that the plant will emit below anticipated CSAPR allocation levels.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter, or PM) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which requires pollution retrofits. The EPA has proposed that compliance with CAIR and with CSAPR emissions limitations could also serve as compliance with BART for SO2 and NOx emissions.

However, with the uncertainty regarding the future of CAIR and CSAPR, the future of BART regulation and compliance strategies and costs are also uncertain.

Wisconsin State Mercury Rule

Beginning January 1, 2015, phase two of the Wisconsin mercury rule will require large coal-fired electric generating units (larger than 150 MW) to reduce mercury emissions by 90%, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOx and SO2 emissions at prescribed rates. Elm Road currently meets this requirement. The Columbia co-owners plan to meet the 90% reduction option by installing pollution controls needed to meet this and other rules (see the discussion regarding the Columbia Environmental Project below).

National Ambient Air Quality Standards (NAAQS)

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide (NO2), particulate matter (PM), ozone, SO2, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels based on effects to human health and the environment, and changes to those NAAQS can affect compliance requirements and associated capital and operating costs. The EPA is required to review NAAQS every five years. MGE is currently tracking two NAAQS developments: (1) EPA's five-year review of PM NAAQS that are scheduled to be released by June 2012, and (2) the WDNR' attainment/nonattainment designations associated with the EPA's June 2010 final revisions to its SO2 NAAQS. These two NAAQS developments could have a potential material effect on capital and maintenance costs at our generating facilities. The magnitude will not be known until the rules are implemented.

EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

The EPA's Greenhouse Gas "Tailoring Rule" regulates stationary sources for GHG emissions by "phasing in" over time different types of facilities subject to Prevention of Significant Deterioration (PSD) pre-construction program or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). MGE facilities may become subject to this rule if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD.

GHG New Source Performance Standards for Electric Generating Units (EGU GHG NSPS)

On March 27, 2012, the EPA proposed greenhouse gas (GHG) New Source Performance Standards (NSPS) for coal fired and natural gas combined cycle (NGCC) electric generation units (EGUs). The proposal applies to new EGUs only; the EPA has stated that it does not intend for these rules to apply to modified or existing units at this time. The proposed NSPS may be finalized within 2012 and is not anticipated to significantly affect MGE's existing generation units.

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

Columbia Environmental Project

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

As of March 31, 2012, Columbia has entered into various contractual commitments with vendors for a portion of the $140 million project. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements. MGE's share of these commitments is $109.7 million. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE. See Footnote 4 for further information regarding the Columbia Environmental construction project.

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

In September 2010, Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. The Sierra Club and the co-owners are engaged in settlement discussions. The parties recently requested and received a temporary stay of proceedings to further explore settlement options. The trial date is scheduled for December 2012. During the February 15, 2012 status conference, the Court reaffirmed the December 2012 trial date, but set a pre-trial schedule that allows the parties to continue work toward settlement.

MGE and the other co-owners of Columbia are defending against these allegations while actively pursuing settlement options with the EPA and Sierra Club. WPL has informed MGE that WPL believes the projects at Columbia were routine or not projected to increase emissions and therefore did not violate the permitting requirements of the CAA.

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

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2012. At March 31, 2012, MGE has outstanding a $4.2 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of March 31, 2012, the servicing asset recognized by MGE is $0.2 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2012, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years de pending on the term of the underlying customer loan. Principal payments for the remainder of 2012 and the next four years on the loans are:

(In thousands)	2012	2013	2014	2015	2016
Chattel Paper	$422	$646	$461	$772	$695

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

Smart Grid Investment Grant - MGE Energy and MGE.

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of March 31, 2012, MGE has spent $6.8 million related to these projects and has outstanding agreements to purchase $0.8 million in smart grid related products for the remainder of 2012.

e.

Other Commitments - MGE Energy.

On January 31, 2012, MGE Energy entered a subscription agreement to invest in a nonpublic venture capital fund. From time to time, this entity will require capital infusions from its investors. MGE Energy has committed to contribute $2.0 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

9.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices and gas revenues. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value. The majority of MGE's derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2012	December 31, 2011
Commodity derivative contracts	451,750 MWh	482,545 MWh
Commodity derivative contracts	2,970,000 Dth	4,030,000 Dth
FTRs	962 MW	2,382 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At March 31, 2012, and December 31, 2011, MGE Energy and MGE had $2.0 million and $3.0 million, respectively, in collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2012, and December 31, 2011, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $2.5 million and $2.8 million, respectively.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2012, and December 31, 2011, reflects a loss position of $69.0 million and $39.5 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2012
Commodity derivative contracts	Other current assets	$266	Derivative liability (current)	$2,723
Commodity derivative contracts	Other deferred charges	153	Derivative liability (long-term)	160
FTRs	Other current assets	-	Derivative liability (current)	40
Ten-year PPA	N/A	N/A	Derivative liability (current)	8,130
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	60,880

December 31, 2011
Commodity derivative contracts	Other current assets	$177	Derivative liability (current)	$3,060
Commodity derivative contracts	Other deferred charges	92	Derivative liability (long-term)	231
FTRs	Other current assets	186	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	4,600
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	34,920

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the balance sheet at March 31, 2012 and 2011, and the income statement for the three months ended March 31, 2012 and 2011 (a).

	2012		2011
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended March 31:
Balance at January 1,	$42,356	$1,604	$19,230	$1,411
Change in unrealized loss	33,310	-	3,047	-
Realized loss reclassified to a deferred account	(2,658)	2,658	(663)	663
Realized gain (loss) reclassified to income
statement	(1,494)	(3,590)	63	(1,569)
Balance at March 31,	$71,514	$672	$21,677	$505

	Realized losses (gains)
		Fuel for electric
	Regulated	generation/	Cost of
(In thousands)	gas revenues	purchased power	gas sold
Three Months Ended March 31, 2012:
Commodity derivative contracts	$-	$1,928	$3,090
FTRs	-	66	-
Ten-year PPA	-	-	-

Three Months Ended March 31, 2011:
Commodity derivative contracts	$-	$254	$1,315
FTRs	-	(63)	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2012, certain counterparties were in a net liability position of $0.4 million. As of December 31, 2011, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2012, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On March 23, 2012, MGE filed an application with the PSCW requesting a 5.8% increase to electric rates and a 2.6% increase to gas rates. The proposed electric increase will cover costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs. MGE has requested that these rates become effective January 1, 2013.

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

b.

Fuel Rules.

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. As of March 31, 2012, MGE did not defer any electric fuel-related costs.

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At March 31, 2012, and December 31, 2011, MGE had over collected $3.3 million and $0.9 million, respectively. These amounts were recorded in other current liabilities on the consolidated balance sheet.

23

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2012, and December 31, 2011, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at March 31, 2012, and December 31, 2011. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$40,660	$40,660	$41,169	$41,169
Liabilities:
Long-term debt*	363,806	424,359	364,473	432,515

MGE
Assets:
Cash and cash equivalents	14,659	14,659	13,898	13,898
Liabilities:
Long-term debt*	363,806	424,359	364,473	432,515

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of March 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$361	$361	$-	$-
Total Assets	$361	$361	$-	$-
Liabilities:
Derivatives, net(a)	$71,514	$326	$-	$71,188
Deferred compensation	1,771	-	1,771	-
Total Liabilities	$73,285	$326	$1,771	$71,188

MGE
Assets:
Exchange-traded investments	$162	$162	$-	$-
Total Assets	$162	$162	$-	$-
Liabilities:
Derivatives, net(a)	$71,514	$326	$-	$71,188
Deferred compensation	1,771	-	1,771	-
Total Liabilities	$73,285	$326	$1,771	$71,188

(a) These amounts are shown gross and exclude $2.0 million of collateral that was posted against derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2012.

	Fair Value as of December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$350	$350	$-	$-
Total Assets	$350	$350	$-	$-
Liabilities:
Derivatives, net(b)	$42,356	$1,695	$-	$40,661
Deferred compensation(c)	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

MGE
Assets:
Exchange-traded investments	$188	$188	$-	$-
Total Assets	$188	$188	$-	$-
Liabilities:
Derivatives, net(b)	$42,356	$1,695	$-	$40,661
Deferred compensation(c)	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

(b) These amounts are shown gross and exclude $3.0 million of collateral that was posted against derivative positions with counterparties.

(c) The deferred compensation liability at December 31, 2011, was transferred from Level 1 to Level 2.

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

The ten-year purchased power agreement (see Footnote 9) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease and if the basis adjustment is increased, the fair value measurement will increase.

The projected power costs anticipated to be incurred under the purchased power agreement are determined using many factors, including historical generating costs, future prices, and expected fuel mix of the counterparty. An increase in the projected fuel costs would result in a decrease in the fair value measurement of the purchased power agreement. A significant input that MGE estimates is the counterparty's fuel mix in determining the projected power cost. MGE also considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility and contract duration. The fair value model uses a discount rate that incorporates discounting, credit, and model risks.

This model is prepared by members of the Energy Supply group. It is reviewed on a quarterly basis by management in Energy Supply and Finance to review the assumptions, inputs and fair value measurements.

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment
On peak	95.8%
Off peak	95.4%
Counterparty fuel mix:
Internal generation	49% - 65%
Purchased power	51% - 35%

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however since the deferred compensation obligations themselves are not exchanged in an active market they are classified as Level 2.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended
(In thousands)	March 31,
	2012	2011
Beginning balance,	$(40,661)	$(19,216)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(30,527)	(2,932)
Included in other comprehensive income	-	-
Included in earnings	(1,502)	(8)
Included in current assets	(50)	-
Purchases	50	-
Sales	31	71
Issuances	-	-
Settlements	1,471	(63)
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(71,188)	$(22,148)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at March 31,(d)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (d).

	Three Months Ended
(In thousands)	March 31,
	2012	2011
Purchased Power Expense	$(1,502)	$(8)
Cost of Gas Sold Expense	-	-
Regulated Gas Revenues	-	-
Total	$(1,502)	$(8)

(d)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability.

12.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Fair Value Measurements and Disclosures.

In May 2011, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements, specifically related to Level 3 assets and liabilities. This authoritative guidance became effective January 1, 2012. The authoritative guidance did not have any financial impact, but required additional disclosures. See Footnote 11 for additional information.

b.

Presentation of Comprehensive Income.

In June 2011, the FASB issued authoritative guidance within the Codification's Comprehensive Income topic that provides guidance on presentation of comprehensive income. Comprehensive income will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance became effective January 1, 2012. The authoritative guidance had an effect on our financial statement presentation of comprehensive income. See the Statement of Comprehensive Income for additional information.

c.

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information for instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connections with a master netting arrangement. This authoritative guidance will become effective January 1, 2013. The authoritative guidance will not have a financial impact, but will require additional disclosures.

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2011 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands)			Non-			Consolidation/
MGE Energy			Regulated	Transmission	All	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Others	Entries	Total
Three Months Ended March 31, 2012
Operating revenues	$89,936	$57,019	$2,304	$-	$-	$-	$149,259
Interdepartmental revenues	109	2,986	8,676	-	-	(11,771)	-
Total operating revenues	90,045	60,005	10,980	-	-	(11,771)	149,259
Depreciation and amortization	(6,478)	(1,370)	(1,776)	-	-	-	(9,624)
Other operating expenses	(72,788)	(49,741)	(12)	-	(421)	11,771	(111,191)
Operating income (loss)	10,779	8,894	9,192	-	(421)	-	28,444
Other income, net	164	46	-	2,242	118	-	2,570
Interest (expense) income, net	(2,727)	(769)	(1,645)	-	37	-	(5,104)
Income (loss) before taxes	8,216	8,171	7,547	2,242	(266)	-	25,910
Income tax (provision) benefit	(2,785)	(3,238)	(3,029)	(910)	100	-	(9,862)
Net income (loss)	$5,431	$4,933	$4,518	$1,332	$(166)	$-	$16,048

Three Months Ended March 31, 2011
Operating revenues	$86,007	$77,437	$1,161	$-	$-	$-	$164,605
Interdepartmental revenues	107	991	9,396	-	-	(10,494)	-
Total operating revenues	86,114	78,428	10,557	-	-	(10,494)	164,605
Depreciation and amortization	(6,977)	(1,337)	(1,702)	-	-	-	(10,016)
Other operating expenses	(70,916)	(63,053)	(39)	-	(177)	10,494	(123,691)
Operating income (loss)	8,221	14,038	8,816	-	(177)	-	30,898
Other income, net	157	44	-	2,097	88	-	2,386
Interest expense, net	(2,700)	(761)	(1,348)	-	(41)	-	(4,850)
Income (loss) before taxes	5,678	13,321	7,468	2,097	(130)	-	28,434
Income tax (provision) benefit	(1,601)	(5,248)	(2,997)	(852)	47	-	(10,651)
Net income (loss)	$4,077	$8,073	$4,471	$1,245	$(83)	$-	$17,783

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands)			Non-		Consolidation/
MGE			Regulated	Transmission	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Entries	Total
Three Months Ended March 31, 2012
Operating revenues	$89,936	$57,019	$2,304	$-	$-	$149,259
Interdepartmental revenues	109	2,986	8,676	-	(11,771)	-
Total operating revenues	90,045	60,005	10,980	-	(11,771)	149,259
Depreciation and amortization	(6,478)	(1,370)	(1,776)	-	-	(9,624)
Other operating expenses*	(75,508)	(52,961)	(3,041)	-	11,771	(119,739)
Operating income*	8,059	5,674	6,163	-	-	19,896
Other income, net*	99	28	-	1,332	-	1,459
Interest expense, net	(2,727)	(769)	(1,645)	-	-	(5,141)
Net income	5,431	4,933	4,518	1,332	-	16,214
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,072)	(6,072)
Net income attributable to MGE	$5,431	$4,933	$4,518	$1,332	$(6,072)	$10,142

Three Months Ended March 31, 2011
Operating revenues	$86,007	$77,437	$1,161	$-	$-	$164,605
Interdepartmental revenues	107	991	9,396	-	(10,494)	-
Total operating revenues	86,114	78,428	10,557	-	(10,494)	164,605
Depreciation and amortization	(6,977)	(1,337)	(1,702)	-	-	(10,016)
Other operating expenses*	(72,551)	(68,311)	(3,036)	-	10,494	(133,404)
Operating income*	6,586	8,780	5,819	-	-	21,185
Other income, net*	191	54	-	1,246	-	1,491
Interest expense, net	(2,700)	(761)	(1,348)	-	-	(4,809)
Net income	4,077	8,073	4,471	1,246	-	17,867
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,933)	(5,933)
Net income attributable to MGE	$4,077	$8,073	$4,471	$1,246	$(5,933)	$11,934

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands)			Assets				Consolidation/
MGE Energy			not	Nonregulated	Transmission	All	Elimination
	Electric	Gas	Allocated	Energy	Investment	Others	Entries	Total
Assets:
March 31, 2012	$836,179	$266,823	$29,421	$296,322	$57,863	$399,459	$(403,770)	$1,482,297
December 31, 2011	794,738	285,702	32,882	299,421	57,006	401,862	(412,729)	1,458,882
Capital Expenditures:
Three Months Ended March 31, 2012	$13,987	$1,151	$-	$329	$-	$-	$-	$15,467
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	-	65,176

	Utility			Consolidated
(In thousands)			Assets
MGE			not	Nonregulated	Transmission	Elimination
	Electric	Gas	Allocated	Energy	Investment	Entries	Total
Assets:
March 31, 2012	$836,179	$266,823	$29,421	$296,072	$57,863	$(26,990)	$1,459,368
December 31, 2011	794,738	285,702	32,882	299,171	57,006	(35,706)	1,433,793
Capital Expenditures:
Three Months Ended March 31, 2012	$13,987	$1,151	$-	$329	$-	$-	$15,467
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	65,176

29

14.

Subsequent Events - MGE Energy and MGE.

a.

Long-term Debt.

On April 2, 2012, MGE issued $28 million in principal amount of its 4.38% senior notes, due April 1, 2042. The Notes were issued pursuant to a Note Purchase Agreement. The Notes are unsecured and are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes. MGE used the net proceeds from the sale of the Notes, together with other available corporate funds, to repay and retire on April 3, 2012, its obligations under a Loan Agreement dated as of April 1, 2002 with the City of Madison, Wisconsin, under which MGE received the net proceeds from the issuance of $28 million aggregate principal amount of 5.875% Series 2002A, Industrial Development Revenue Bonds that were issued by the City of Madison for MGE's benefit. The 5.875% Series 2002A Bonds were redeemed and retired on April 3, 2012, at 100% of their principal amount plus accrued interest with the proceeds of that loan repayment. Any interest savings in 2012 will be deferred.

b.

Remarketing of 4.875% Series 2002B, Industrial Development Revenue Bonds.

On April 2, 2012, $19.3 million of 4.875% Series 2002B, Industrial Development Revenue Bonds were remarketed at an interest rate of 3.45%. The net proceeds of the 4.875% Series 2002B Bonds were originally loaned to MGE pursuant to a Loan Agreement dated as of April 1, 2002 with the City of Madison, which issued the Series 2002B Bonds in 2002. MGE is responsible for the payment of principal, premium, if any, and interest on the Bonds. The 4.875% Series 2002B Bonds were originally issued bearing an interest rate of 4.875% per annum for a period that ended April 1, 2012, at which point the Bonds were subject to mandatory tender by their holders and remarketing. The Series 2002B Bonds were remarketed and will carry an interest rate of 3.45% per annum, which is payable semi-annually on April 1 and October 1, until their maturity on October 1, 2027. The Series 2002B Bonds are redeemable on or after April 1, 2017, at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued interest to the redemption date.

c.

ATC Capital Contribution.

On April 30, 2012, MGE Transco made a voluntary $0.5 million capital contribution to ATC.

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

•

Construction risk in connection with the Columbia environmental project,

and other factors listed in "Item 1A. Risk Factors."

For the three months ended March 31, 2012, MGE Energy's earnings were $16.0 million or $0.69 per share compared to $17.8 million or $0.77 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2012, were $10.1 million compared to $11.9 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended
(In thousands)	March 31,
Business Segment:	2012	2011
Electric Utility	$5,431	$4,077
Gas Utility	4,933	8,073
Nonregulated Energy	4,518	4,471
Transmission Investments	1,332	1,245
All Other	(166)	(83)
Net Income	$16,048	$17,783

Our net income during the three months ended March 31, 2012, primarily reflects the effects of the following factors:

•

A 20.8% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 26.1% compared to the prior period.

During 2012, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE expects to incur capital expenditures as follows: $43 million for the remainder of 2012, $68 million in 2013, and $14 in 2014 million. As of March 31, 2012, MGE has incurred $10.5 million (excluding carrying costs) in construction expenditures at Columbia related to the project and has accrued $4.0 million in incurred, but unpaid capital expenditures.

Rate Filing: On March 23, 2012, MGE filed an application with the PSCW requesting a 5.8% increase to electric rates and a 2.6% increase to gas rates. The proposed electric increase will cover costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs. MGE has requested that these rates become effective January 1, 2013.

ATC: MGE Transco contributed $0.4 million for voluntary capital contributions to ATC for the three months ended March 31, 2012.

Smart Grid Investment Grant: MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of March 31, 2012, MGE has spent $6.8 million related to these projects and has outstanding agreements to purchase $0.8 million in smart grid related products for the remainder of 2012.

In the near term, several items may affect us, including:

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent, hazardous materials and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 43% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is involved in claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. MGE and the other co-owners are defending against these claims. MGE is currently unable to predict the impact of these claims on its financial condition or results of operations at this time. However, should there ultimately be an adverse outcome, MGE believes it could have a significant effect.

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

The following discussion is based on the business segments as discussed in Footnote 13.

Three Months Ended March 31, 2012 and 2011

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Residential	$30,139	$30,299	(0.5)%	196,163	206,861	(5.2)%
Commercial	47,196	44,691	5.6%	431,755	434,789	(0.7)%
Industrial	4,526	4,333	4.5%	59,848	61,881	(3.3)%
Other-retail/municipal	8,974	7,599	18.1%	107,680	89,829	19.9%
Total retail	90,835	86,922	4.5%	795,446	793,360	0.3%
Sales to the market	280	190	47.4%	5,788	14,604	(60.4)%
Adjustments to revenues	(1,179)	(1,105)	(6.7)%	-	-	- %
Total	$89,936	$86,007	4.6%	801,234	807,964	(0.8)%

Electric operating revenues increased $3.9 million or 4.6% for the three months ended March 31, 2012, due to the following:

(In millions)
Rate changes	$3.7
Volume	0.2
Sales to the market	0.1
Adjustments to revenues	(0.1)
Total	$3.9

•

Rate changes. Rates charged to retail customers for the three months ended March 31, 2012, were 4.2% or $3.7 million higher than those charged during the same period in the prior year.

In December 2011, the PSCW authorized MGE to increase 2012 rates for retail electric customers by 4.3% or $15.7 million. The increase in retail electric rates is driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs.

•

Volume. During the three months ended March 31, 2012, there was a 0.3% increase in total retail sales volumes compared to the same period in the prior year.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended March 31, 2012, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales; however, market settlement resulted in higher revenue per kWh for the three months ended March 31, 2012, reflecting higher market prices.

33

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for WCCF and the Elm Road Units that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

Electric fuel and purchased power

The expense for fuel for electric generation decreased $2.2 million or 19.9% during the three months ended March 31, 2012, compared to the same period in the prior year, reflecting lower generation at Columbia and Elm Road.

Purchased power expense increased $2.0 million or 11.2% during the three months ended March 31, 2012, compared to the same period in the prior year. This increase in expense reflects a $4.7 million increase due to a 26.8% increase in the volume of power purchased from third parties, partially offset by a $2.7 million decrease due to a 12.3% decrease in the per-unit cost of purchased power for the three months ended March 31, 2012, compared to the prior period.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $2.4 million during the three months ended March 31, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$1.9
Increased distribution costs	0.6
Increased transmission costs	0.3
Increased customer service costs	0.3
Decreased production costs	(0.7)
Total	$2.4

For the three months ended March 31, 2012, increased administrative and general costs are primarily due to increased pension costs and increased distribution costs are due to increased overhead line expenses. Production costs decreased primarily due to decreased internal generation.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011	% Change	2012	2011	% Change
Residential	$33,381	$44,316	(24.7)%	35,600	45,661	(22.0)%
Commercial/Industrial	22,771	32,095	(29.1)%	36,947	46,423	(20.4)%
Total retail	56,152	76,411	(26.5)%	72,547	92,084	(21.2)%
Gas Transportation	729	840	(13.2)%	10,117	12,315	(17.8)%
Other revenues	138	186	(25.8)%	-	-	- %
Total	$57,019	$77,437	(26.4)%	82,664	104,399	(20.8)%
Heating degree days (normal 3,554)				2,717	3,677	(26.1)%
Average Rate Per Therm of
Retail Customer	$0.774	$0.830	(6.7)%

Gas revenues decreased $20.4 million or 26.4% for the three months ended March 31, 2012. These changes are related to the following factors:

(In millions)
Gas deliveries	$(16.2)
Gas costs/rates	(4.0)
Transportation and other effects	(0.2)
Total	$(20.4)

•

Retail gas deliveries. For the three months ended March 31, 2012, retail gas deliveries decreased 21.2% compared to the same period in 2011 as a result of milder weather during the winter months.

•

Gas costs/rates. The average retail rate per therm for the three months ended March 31, 2012, decreased 6.7% compared to the same period in 2011, reflecting lower natural gas commodity costs.

Cost of gas sold

For the three months ended March 31, 2012, cost of gas sold decreased by $16.1 million, compared to the same period in the prior year. The volume of gas purchased decreased 21.5%, which resulted in $10.9 million of decreased expense. In addition, the cost per therm of natural gas decreased 12.9%, which resulted in $5.2 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $1.0 million for the three months ended March 31, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.7
Increased distribution costs	0.3
Total	$1.0

For the three months ended March 31, 2012, increased administrative general costs are primarily due to increased pension costs.

Nonregulated Energy Operations - MGE Energy and MGE

For both the three months ended March 31, 2012 and 2011, net income at the nonregulated energy operations segment was $4.5 million. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2012 and 2011, other income at the transmission investment segment was $2.2 million and $2.1 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the three months ended March 31, 2012, is 38.1% compared to 37.5% for the same period in 2011. The higher effective tax rate is, in part, attributable to a lower estimated domestic manufacturing deduction.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in the Elm Road Units and WCCF. MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	March 31,
(in millions)	2012	2011
MGE Power Elm Road	$3.7	$3.6
MGE Power West Campus	$1.9	$1.9
MGE Transco	$0.5	$0.4

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2012, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of this filing and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2011 Annual Report on Form 10-K.

Smart Grid Investment Grant - MGE Energy and MGE

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of March 31, 2012, MGE has spent $6.8 million related to these projects and has outstanding agreements to purchase $0.8 million in smart grid related products for the remainder of 2012.

Other Commitments - MGE Energy

On January 31, 2012, MGE Energy entered a subscription agreement to invest in a nonpublic venture capital fund. From time to time, this entity will require capital infusions from its investors. MGE Energy has committed to contribute $2.0 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

Long-term Debt - MGE Energy and MGE

On April 2, 2012, MGE issued $28 million in principal amount of its 4.38% senior notes, due April 1, 2042. The Notes were issued pursuant to a Note Purchase Agreement. The Notes are unsecured and are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes. MGE used the net proceeds from the sale of the Notes, together with other available corporate funds, to repay and retire on April 3, 2012, its obligations under a Loan Agreement dated as of April 1, 2002 with the City of Madison, Wisconsin, under which MGE received the net proceeds from the issuance of $28 million aggregate principal amount of 5.875% Series 2002A, Industrial Development Revenue Bonds that were issued by the City of Madison for MGE's benefit. The 5.875% Series 2002A Bonds were redeemed and retired on April 3, 2012, at 100% of their principal amount plus accrued interest with the proceeds of that loan repayment. Any interest savings in 2012 will be deferred.

Remarketing of 4.875% Series 2002B, Industrial Development Revenue Bonds - MGE Energy and MGE

On April 2, 2012, $19.3 million of 4.875% Series 2002B, Industrial Development Revenue Bonds were remarketed at an interest rate of 3.45%. The net proceeds of the 4.875% Series 2002B Bonds were originally loaned to MGE pursuant to a Loan Agreement dated as of April 1, 2002 with the City of Madison, which issued the Series 2002B Bonds in 2002. MGE is responsible for the payment of principal, premium, if any, and interest on the Bonds. The 4.875% Series 2002B Bonds were originally issued bearing an interest rate of 4.875% per annum for a period that ended April 1, 2012, at which point the Bonds were subject to mandatory tender by their holders and remarketing. The Series 2002B Bonds were remarketed and will carry an interest rate of 3.45% per annum, which is payable semi-annually on April 1 and October 1, until their maturity on October 1, 2027. The Series 2002B Bonds are redeemable on or after April 1, 2017, at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued interest to the redemption date.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2012 and 2011:

	MGE Energy		MGE
(In thousands)	2012	2011	2012	2011
Cash provided by/(used for):
Operating activities	$24,736	$38,037	$23,583	$37,076
Investing activities	(15,716)	(12,481)	(15,773)	(10,110)
Financing activities	(9,529)	(1,981)	(7,049)	(13,549)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2012, was $24.7 million, a decrease of $13.3 million when compared to the same period in the prior year, primarily due to working capital changes.

MGE Energy's net income decreased $1.7 million for the three months ended March 31, 2012, when compared to the same period in the prior year.

The cash flows for the three months ended March 31, 2012, reflect a $7.2 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $5.7 million in cash provided by operating activities for the three months ended March 31, 2012, primarily due to decreased gas inventories and decreased unbilled receivables, partially offset by decreased accounts payable. Working capital accounts resulted in $22.5 million in cash provided by operating activities for the three months ended March 31, 2011, primarily due to decreased inventories, decreased prepaid taxes, and decreased unbilled revenues, partially offset by decreased accounts payable and increased accounts receivable.

An increase in pension contribution resulted in an additional $1.6 million in cash used by operating activities for the three months ended March 31, 2012, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the three months ended March 31, 2012, was $23.6 million, a decrease of $13.5 million when compared to the same period in the prior year, primarily due to working capital changes.

Net income decreased $1.7 million for the three months ended March 31, 2012, when compared to the same period in the prior year.

The cash flows for the three months ended March 31, 2012, reflect a $7.4 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $4.6 million in cash provided by operating activities for the three months ended March 31, 2012, primarily due to decreased gas inventories and decreased unbilled receivables, partially offset by decreased accounts payable. Working capital accounts resulted in $21.5 million in cash provided by operating activities for the three months ended March 31, 2011, primarily due to decreased inventories, decreased prepaid taxes, and decreased unbilled receivables, partially offset by increased accounts receivable.

An increase in pension contribution resulted in an additional $1.6 million in cash used by operating activities for the three months ended March 31, 2012, when compared to the same period in the prior year. These contributions were made to comply with the ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $3.2 million for the three months ended March 31, 2012, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2012, were $15.5 million. This amount represents an increase of $5.6 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $6.2 million.

Cash used for investing activities for the three months ended March 31, 2011, also included land purchased for investing purposes of $1.8 million.

MGE

MGE's cash used for investing activities increased $5.7 million for the three months ended March 31, 2012, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2012, were $15.5 million. This amount represents an increase of $5.6 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $6.2 million.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $9.5 million for the three months ended March 31, 2012, compared to $2.0 million of cash used for the three months ended March 31, 2011.

For the three months ended March 31, 2012, dividends paid were $8.8 million compared to $8.7 million in the prior year. This increase was a result of a higher dividend per share ($0.383 vs. $0.375).

During the three months ended March 31, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

For the three months ended March 31, 2011, net short-term debt repayments were $22.5 million reflecting the use of proceeds from the MGE Power Elm Road long-term debt issues.

MGE

During the three months ended March 31, 2012, cash used for MGE's financing activities was $7.0 million compared to $13.5 million of cash used by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $6.7 million for the three months ended March 31, 2012, compared to $6.6 million in the prior year.

During the three months ended March 31, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

As a result of the long-term debt financing by MGE Power Elm Road, distributions to parent from noncontrolling interest were $33.0 million for the three months ended March 31, 2011. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

In addition, for the three months ended March 31, 2011, net short-term debt repayments were $3.5 million.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2012	December 31, 2011
Common shareholders' equity	60.6%	60.2%
Long-term debt*	39.4%	39.8%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2012, capital expenditures for MGE Energy and MGE totaled $15.5 million, which included $15.1 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE expects to incur capital expenditures as follows: $43 million for the remainder of 2012, $68 million in 2013, and $14 million in 2014. As of March 31, 2012, MGE had incurred $10.5 million (excluding carrying costs) in construction expenditures at Columbia related to the project and had accrued $4.0 million in incurred, but unpaid capital expenditures.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2012. Further discussion of environmental matters is included in MGE Energy's and MGE's 2011 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Global climate change

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties and more stringent emission limits. MGE management would expect to seek and receive rate recovery of such compliance costs, if and when required. MGE will continue to monitor proposed climate change legislation and regulation. MGE is currently complying with applicable greenhouse gas regulations and is actively monitoring current proposed and other potential greenhouse gas regulations from the EPA.

GHG New Source Performance Standards for Electric Generating Units (EGU GHG NSPS)

On March 27, 2012, the EPA proposed greenhouse gas (GHG) New Source Performance Standards (NSPS) for coal fired and natural gas combined cycle (NGCC) electric generation units (EGUs). The proposal applies to new EGUs only; the EPA has stated that it does not intend for these rules to apply to modified or existing units at this time. The proposed NSPS may be finalized within 2012 and is not anticipated to significantly affect MGE's existing generation units.

New Accounting Principles

See Footnote 12 for discussion of new accounting pronouncements.

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

MGE's electric operations burn natural gas in several of its peaking power plants and, in many cases, the cost of purchased power is tied to the cost of natural gas. MGE bears regulatory risk for the recovery of such fuel and purchased power costs when they are higher than the base rate established in its current rate structure.

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual fuel rules costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual fuel rules costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2012, fuel and purchased power costs included in MGE's base fuel rates are $100.7 million. See Footnote 10.b. for additional information.

MGE's gas segment is governed by the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to customers the cost of gas.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged is four years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased congestion charges. At March 31, 2012, the cost basis of these instruments exceeded their fair value by $2.5 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy beginning June 1, 2012, and ending on May 31, 2022 (the "base term"). The agreement also allows MGE the option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at March 31, 2012, reflects a loss position of $69.0 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2012, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2012, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of March 31, 2012, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2012, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.c. for a description of several proceedings involving MGE.

Item 1A. Risk Factors.

There were no material changes in the risk factors previously disclosed in Part I, Item 1A. of the 2011 Form 10-K, except as described below.

We face construction risk in connection with the completion of the Columbia environmental project.

The large-scale environmental project at the Columbia generating facility is subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the general contractor or subcontractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions; legal action; and unforeseen engineering or technology issues. If the construction project is over budget, we may not be able to recover those excess costs. Inability to recover excess costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

				Maximum number (or
				Approximate Dollar
	Total		Total Number	Value) of Shares That
	Number	Average	of Shares	May Yet Be
	of	Price	Purchased as Part of	Purchased
	Shares	Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Share	Plans or Programs*	Programs*
January 1-31, 2012	24,830	$45.20	-	-
February 1-29, 2012	39,810	46.07	-	-
March 1-31, 2012	78,100	45.06	-	-
Total	142,740	$45.37	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

101*

Interactive Data Files:

101.INS - XBRL Instance

101.SCH - XBRL Taxonomy Extension Schema

101.CAL - XBRL Taxonomy Extension Calculation

101.DEF - XBRL Taxonomy Extension Definition

101.LAB - XBRL Taxonomy Extension Labels

101.PRE

 - XBRL Taxonomy Extension Presentation

*

XBRL information will be considered to be furnished, not filed for the first two years of a company's submission of XBRL information.

Signatures - MGE Energy, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MGE ENERGY, INC.

Date: May 7, 2012	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2012	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 7, 2012	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 7, 2012	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

