Form 10-Q
period 2012-06-30
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2012-08-07
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2012

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2012
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

13

Notes to Consolidated Financial Statements (unaudited)

13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

32

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

46

Item 4. Controls and Procedures.

48

PART II. OTHER INFORMATION.

49

Item 1. Legal Proceedings.

49

Item 1A. Risk Factors.

49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

49

Item 4. Mine Safety Disclosures.

49

Item 6. Exhibits.

50

Signatures - MGE Energy, Inc.

51

Signatures - Madison Gas and Electric Company

52

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant (a) include those factors discussed in the Registrants' 2011 Annual Report on Form 10-K: Item 1A. Risk Factors, as updated by Part II. Item 1A. Risk Factors in this Report, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct, LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
Other Defined Terms:
AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
CWDC	Central Wisconsin Development Corporation
DOE	U.S. Department of Energy
Dth	Dekatherms, a quantity measure used in respect of natural gas
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
EGU	Electric Generating Unit
FASB	Financial Accounting Standards Board
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MACT	Maximum Achievable Control Technology
MAP-21	Moving Ahead for Progress in the 21st Century Act
MATS	Mercury and Air Toxics Standards
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NGCC	Natural Gas Combined Cycle
NO2	Nitrogen Dioxide
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
OPRB	Other Postretirement Benefits
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RICE	Reciprocating Internal Combustion Engine
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Regulated electric revenues	$96,339	$90,834	$186,275	$176,841
Regulated gas revenues	18,629	25,062	75,648	102,499
Nonregulated revenues	2,253	1,363	4,557	2,524
Total Operating Revenues	117,221	117,259	266,480	281,864

Operating Expenses:
Fuel for electric generation	11,481	11,599	20,332	22,648
Purchased power	17,314	14,392	36,860	31,973
Cost of gas sold	7,801	13,052	42,646	63,999
Other operations and maintenance	41,278	40,657	84,227	80,070
Depreciation and amortization	9,712	10,357	19,336	20,373
Other general taxes	4,554	4,005	9,554	8,706
Total Operating Expenses	92,140	94,062	212,955	227,769
Operating Income	25,081	23,197	53,525	54,095

Other income, net	2,549	2,153	5,119	4,539
Interest expense, net	(4,764)	(5,055)	(9,868)	(9,905)
Income before income taxes	22,866	20,295	48,776	48,729
Income tax provision	(8,596)	(7,572)	(18,458)	(18,223)
Net Income	$14,270	$12,723	$30,318	$30,506

Earnings Per Share of Common Stock
(basic and diluted)	$0.62	$0.55	$1.31	$1.32

Dividends per share of common stock	$0.383	$0.375	$0.766	$0.750

Average Shares Outstanding
(basic and diluted)	23,114	23,114	23,114	23,114

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$14,270	$12,723	$30,318	$30,506
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of tax ($24 and $6, and $29 and $54)	36	9	43	81
Reclassification of realized gain on available-for-sale securities, net of tax ($- and $10, and $-and $10)	-	(15)	-	(15)
Comprehensive Income	$14,306	$12,717	$30,361	$30,572

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income	$30,318	$30,506
Items not affecting cash:
Depreciation and amortization	19,336	20,373
Deferred income taxes	14,657	9,263
Provision for doubtful receivables	1,207	1,013
Employee benefit plan expenses	9,222	6,818
Equity earnings in ATC	(4,484)	(4,267)
Other items	1,102	725
Changes in working capital items:
Decrease in current assets	15,323	29,171
Decrease in current liabilities	(10,948)	(8,629)
Dividend income from ATC	3,494	3,327
Cash contributions to pension and other postretirement plans	(21,593)	(19,932)
Other noncurrent items, net	3,152	(945)
Cash Provided by Operating Activities	60,786	67,423

Investing Activities:
Capital expenditures	(39,553)	(28,591)
Capital contributions to investments	(938)	(691)
Purchase of investment - land	(2)	(1,801)
Other	(338)	(90)
Cash Used for Investing Activities	(40,831)	(31,173)

Financing Activities:
Cash dividends paid on common stock	(17,687)	(17,340)
Repayment of long-term debt	(29,334)	(1,167)
Issuance of long-term debt	28,000	30,000
Decrease in short-term debt	-	(22,500)
Other	(815)	(299)
Cash Used for Financing Activities	(19,836)	(11,306)

Change in Cash and Cash Equivalents:	119	24,944
Cash and cash equivalents at beginning of period	41,169	7,110
Cash and cash equivalents at end of period	$41,288	$32,054

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$4,779	$963

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	June 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$41,288	$41,169
Receivable - margin account	2,695	2,477
Accounts receivable, less reserves of $3,727 and $3,662, respectively	30,551	36,744
Other accounts receivable, less reserves of $616 and $439, respectively	5,381	5,318
Unbilled revenues	22,311	25,754
Materials and supplies, at average cost	16,875	14,758
Fossil fuel	8,928	5,468
Stored natural gas, at average cost	12,716	19,575
Prepaid taxes	21,242	22,251
Regulatory assets - current	9,643	7,347
Other current assets	7,056	8,270
Total Current Assets	178,686	189,131
Regulatory assets	235,570	205,835
Other deferred assets and other	6,830	8,018
Property, Plant, and Equipment:
Property, plant, and equipment, net	969,707	961,511
Construction work in progress	53,434	34,055
Total Property, Plant, and Equipment	1,023,141	995,566
Investments	62,323	60,332
Total Assets	$1,506,550	$1,458,882

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$2,667
Accounts payable	28,238	34,532
Accrued interest and taxes	4,131	4,085
Accrued payroll related items	7,789	9,987
Deferred income taxes	2,791	3,020
Derivative liabilities	10,180	4,568
Other current liabilities	6,324	4,215
Total Current Liabilities	62,120	63,074
Other Credits:
Deferred income taxes	215,151	199,850
Investment tax credit - deferred	1,650	1,780
Regulatory liabilities	21,170	20,463
Accrued pension and other postretirement benefits	167,028	183,622
Derivative liabilities	69,570	34,908
Other deferred liabilities and other	46,076	43,330
Total Other Credits	520,645	483,953
Capitalization:
Common shareholders' equity	563,626	550,952
Long-term debt	360,159	360,903
Total Capitalization	923,785	911,855
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,506,550	$1,458,882

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Total

	Common Stock
	Shares	Value
2011
Beginning balance - December 31, 2010	23,114	$23,114	$316,268	$185,556	$142	$525,080
Net income				30,506		30,506
Other comprehensive income					66	66
Common stock dividends declared ($0.750 per share)				(17,340)		(17,340)
Ending balance - June 30, 2011	23,114	$23,114	$316,268	$198,722	$208	$538,312

2012
Beginning balance - December 31, 2011	23,114	$23,114	$316,268	$211,458	$112	$550,952
Net income				30,318		30,318
Other comprehensive income					43	43
Common stock dividends declared ($0.766 per share)				(17,687)		(17,687)
Ending balance - June 30, 2012	23,114	$23,114	$316,268	$224,089	$155	$563,626

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Operating Revenues:
Regulated electric revenues	$96,339	$90,834	$186,275	$176,841
Regulated gas revenues	18,629	25,062	75,648	102,499
Nonregulated revenues	2,253	1,363	4,557	2,524
Total Operating Revenues	117,221	117,259	266,480	281,864

Operating Expenses:
Fuel for electric generation	11,481	11,599	20,332	22,648
Purchased power	17,314	14,392	36,860	31,973
Cost of gas sold	7,801	13,052	42,646	63,999
Other operations and maintenance	41,026	40,369	83,554	79,604
Depreciation and amortization	9,712	10,357	19,336	20,373
Other general taxes	4,554	4,005	9,554	8,706
Income tax provision	7,635	6,666	16,604	16,557
Total Operating Expenses	99,523	100,440	228,886	243,860
Operating Income	17,698	16,819	37,594	38,004

Other Income and Deductions:
AFUDC - equity funds	310	116	464	203
Equity in earnings in ATC	2,242	2,170	4,484	4,267
Income tax provision	(975)	(950)	(1,968)	(1,756)
Other income, net	(186)	(274)	(130)	(161)
Total Other Income and Deductions	1,391	1,062	2,850	2,553
Income before interest expense	19,089	17,881	40,444	40,557

Interest Expense:
Interest on long-term debt	5,073	5,223	10,270	10,214
Other interest, net	(148)	(105)	(141)	(252)
AFUDC - borrowed funds	(126)	(48)	(189)	(83)
Net Interest Expense	4,799	5,070	9,940	9,879
Net Income	$14,290	$12,811	$30,504	$30,678
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,080)	(5,992)	(12,152)	(11,925)
Net Income Attributable to MGE	$8,210	$6,819	$18,352	$18,753

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Net Income	$14,290	$12,811	$30,504	$30,678
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of tax ($5 and $2, and $15 and $21)	(7)	(3)	(23)	32
Reclassification of realized gain on available-for-sale securities, net of tax ($- and $10, and $- and $10)	-	(15)	-	(15)
Comprehensive Income	$14,283	$12,793	$30,481	$30,695
Less: Comprehensive income attributable to Noncontrolling Interest, net of tax	(6,080)	(5,992)	(12,152)	(11,925)
Comprehensive Income attributable to MGE	$8,203	$6,801	$18,329	$18,770

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended June 30,

	2012	2011
Operating Activities:
Net income	$30,504	$30,678
Items not affecting cash:
Depreciation and amortization	19,336	20,373
Deferred income taxes	14,444	8,827
Provision for doubtful receivables	1,207	1,013
Employee benefit plan expenses	9,222	6,818
Equity earnings in ATC	(4,484)	(4,267)
Other items	1,367	1,017
Changes in working capital items:
Decrease in current assets	13,822	28,916
Decrease in current liabilities	(11,589)	(9,687)
Dividend income from ATC	3,494	3,327
Cash contributions to pension and other postretirement plans	(21,593)	(19,932)
Other noncurrent items, net	2,961	(989)
Cash Provided by Operating Activities	58,691	66,094

Investing Activities:
Capital expenditures	(39,553)	(28,591)
Capital contributions to investments	(888)	(621)
Other	(286)	406
Cash Used for Investing Activities	(40,727)	(28,806)

Financing Activities:
Cash dividends paid to parent by MGE	(13,456)	(13,192)
Distributions to parent from noncontrolling interest	(8,500)	(37,000)
Equity contribution received by noncontrolling interest	888	622
Repayment of long-term debt	(29,334)	(1,167)
Issuance of long-term debt	28,000	30,000
Decrease in short-term debt	-	(3,500)
Other	(795)	(297)
Cash Used for Financing Activities	(23,197)	(24,534)

Change in Cash and Cash Equivalents:	(5,233)	12,754
Cash and cash equivalents at beginning of period	13,898	4,494
Cash and cash equivalents at end of period	$8,665	$17,248

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$4,779	$963

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,665	$13,898
Receivable - margin account	2,695	2,477
Accounts receivable, less reserves of $3,727 and $3,662, respectively	29,873	35,765
Affiliate receivables	670	605
Other accounts receivable, less reserves of $616 and $439, respectively	5,370	5,301
Unbilled revenues	22,311	25,754
Materials and supplies, at average cost	16,875	14,758
Fossil fuel	8,928	5,468
Stored natural gas, at average cost	12,716	19,575
Prepaid taxes	22,082	21,977
Regulatory assets - current	9,643	7,347
Other current assets	7,046	8,245
Total Current Assets	146,874	161,170
Affiliate receivable long-term	6,619	6,884
Regulatory assets	235,570	205,835
Other deferred assets and other	6,208	7,286
Property, Plant, and Equipment:
Property, plant, and equipment, net	969,203	961,007
Construction work in progress	53,434	34,055
Total Property, Plant, and Equipment	1,022,637	995,062
Investments	59,395	57,556
Total Assets	$1,477,303	$1,433,793

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$2,667
Accounts payable	28,238	34,532
Affiliate payables	1,491	2,152
Accrued interest and taxes	4,083	4,037
Accrued payroll related items	7,789	9,987
Deferred income taxes	2,856	3,020
Derivative liabilities	10,180	4,568
Other current liabilities	6,126	3,997
Total Current Liabilities	63,430	64,960
Other Credits:
Deferred income taxes	211,529	196,550
Investment tax credit - deferred	1,650	1,780
Regulatory liabilities	21,170	20,463
Accrued pension and other postretirement benefits	167,028	183,622
Derivative liabilities	69,570	34,908
Other deferred liabilities and other	46,077	43,330
Total Other Credits	517,024	480,653
Capitalization:
Common shareholder's equity	417,799	412,926
Noncontrolling interest	118,891	114,351
Total Equity	536,690	527,277
Long-term debt	360,159	360,903
Total Capitalization	896,849	888,180
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,477,303	$1,433,793

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)/Income	Non- Controlling Interest	Total

	Common Stock
	Shares	Value
2011
Beginning balance - Dec. 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993	$544,309
Net income				18,753		11,925	30,678
Other comprehensive income					17		17
Cash dividends paid to parent by MGE				(13,192)			(13,192)
Equity contribution received by noncontrolling interest						622	622
Distributions to parent from noncontrolling interest						(37,000)	(37,000)
Ending balance - June 30, 2011	17,348	$17,348	$192,417	$198,041	$88	$117,540	$525,434

2012
Beginning balance - Dec. 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277
Net income				18,352		12,152	30,504
Other comprehensive loss					(23)		(23)
Cash dividends paid to parent by MGE				(13,456)			(13,456)
Equity contribution received by noncontrolling interest						888	888
Distributions to parent from noncontrolling interest						(8,500)	(8,500)
Ending balance - June 30, 2012	17,348	$17,348	$192,417	$208,010	$24	$118,891	$536,690

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2012

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

The accompanying consolidated financial statements as of June 30, 2012, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2011 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 107 of the 2011 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy purchases stock in the open market for issuance pursuant to its Stock Plan. All MGE Energy common stock issued under the Stock Plan is sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy can issue new shares of its common stock through the Stock Plan. For both the six months ended June 30, 2012 and 2011, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

c.

Long-term Debt - MGE Energy and MGE.

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

d.

Remarketing of 4.875% Series 2002B, Industrial Development Revenue Bonds - MGE Energy and MGE.

On April 2, 2012, $19.3 million of 4.875% Series 2002B, Industrial Development Revenue Bonds were remarketed at an interest rate of 3.45%. The net proceeds of the 4.875% Series 2002B Bonds were originally loaned to MGE pursuant to a Loan Agreement dated as of April 1, 2002 with the City of Madison, which issued the Series 2002B Bonds in 2002. MGE is responsible for the payment of principal, premium, if any, and interest on the Bonds. The 4.875% Series 2002B Bonds were originally issued bearing an interest rate of 4.875% per annum for a period that ended April 1, 2012, at which point the Bonds were subject to mandatory tender by their holders and remarketing. The Series 2002B Bonds were remarketed and carry an interest rate of 3.45% per annum, which is payable semi-annually on April 1 and October 1, until their maturity on October 1, 2027. The Series 2002B Bonds are redeemable on or after April 1, 2017, at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued interest to the redemption date.

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the six months ended June 30, 2012 and 2011, MGE Transco recorded equity earnings from the investment in ATC of $4.5 million and $4.3 million, respectively. Dividend income received from ATC was $3.5 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively. In addition, during the six months ended June 30, 2012 and 2011, MGE Transco made $0.9 million and $0.6 million in capital contributions to ATC, respectively.

MGE Energy and MGE's investment in ATC as of June 30, 2012, and December 31, 2011, was $58.9 million and $57.0 million, respectively.

At June 30, 2012, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and six months ended June 30, 2012 and 2011, is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2012	2011	2012	2011
Operating revenues	$152,171	$138,203	$299,833	$277,820
Operating expenses	(71,760)	(62,951)	(141,326)	(126,077)
Other expense, net	(327)	(134)	(827)	(492)
Interest expense, net	(20,776)	(19,479)	(40,277)	(41,376)
Earnings before members' income taxes	$59,308	$55,639	$117,403	$109,875

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR or CSAPR, the Utility MACT Rule and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project will be approximately $140 million. As of June 30, 2012, MGE had accumulated $25.1 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE expects to incur capital expenditures as follows: $33 million for the remainder of 2012, $68 million in 2013, and $14 million in 2014. These amounts may change as a result of modifications to the project estimate or timing difference.

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

MGE Energy has adopted a tax method of accounting to accelerate tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. The method change for electric generation and transmission and distribution repairs was included on the 2009 tax return while the change for gas distribution repairs was included on the 2010 return. During 2011, the IRS issued guidance on the treatment of electric transmission and distribution repairs. This guidance prompted the reversal of a portion of the unrecognized tax benefits for these repairs during 2011. MGE Energy and MGE have an unrecognized tax benefit at June 30, 2012, and December 31, 2011, in the amount of $2.5 million and $2.4 million, respectively, for the tax uncertainty primarily related to the change in tax method of accounting for electric generation and gas distribution repairs.

b.

Effective Tax Rate.

MGE Energy's and MGE's effective income tax rate for the three and six months ended June 30, 2012, are 37.6% and 37.8%, respectively, compared to 37.3% and 37.4% for the same period in 2011. The higher effective tax rate is, in part, attributable to a lower estimated domestic manufacturing deduction.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2012 and 2011. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)
	2012	2011	2012	2011
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,920	$1,514	$3,743	$3,054
Interest cost	3,321	3,030	6,475	6,110
Expected return on assets	(4,021)	(3,473)	(7,839)	(7,004)
Amortization of:
Prior service cost	114	107	222	216
Actuarial loss	2,112	931	4,118	1,877
Net periodic benefit cost	$3,446	$2,109	$6,719	$4,253
Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$606	$514	$1,253	$1,001
Interest cost	1,053	1,036	2,178	2,018
Expected return on assets	(407)	(418)	(842)	(814)
Amortization of:
Transition obligation	99	113	206	219
Prior service cost	26	29	54	57
Actuarial loss	581	117	1,201	228
Net periodic benefit cost	$1,958	$1,391	$4,050	$2,709

The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During the three months ended June 30, 2012 and 2011, $0.3 million and $0.7 million, respectively, has been recovered in rates. During the six months ended June 30, 2012 and 2011, $0.6 million and $1.3 million, respectively, has been recovered in rates. These costs are not reflected in the table above.

15

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2008 through 2011, on February 17, 2012, 16,693 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at June 30, 2012, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

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

During both the six months ended June 30, 2012 and 2011, MGE recorded $0.8 million in compensation expense as a result of the Performance Unit Plan. In January 2012, cash payments of $0.6 million were distributed relating to awards that were granted in 2007 and became payable under the Performance Unit Plan. No forfeitures occurred during the six months ended June 30, 2012 or 2011. At June 30, 2012, $2.8 million of outstanding awards are vested.

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

EPA Cooling Water Intake Rules (Section 316(b))

In April 2011, the EPA proposed and asked for public comment on standards to reduce entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) from existing structures designed to take in cooling water for plants such as power plants. This rule is commonly referred to as Phase II of Section 316(b) of the CWA. Both our Blount and Columbia generating plants are subject to the impingement and entrainment aspects of the current proposed rule. Our WCCF plant is subject to the impingement aspect only. Under the current proposed rule, equipment would need to be installed at Blount, WCCF and Columbia to meet these new standards. The EPA has until June 27, 2013 to issue the final rule, pursuant to a recently announced settlement agreement. It is not presently possible to estimate the potential costs associated with the implementation of any of these initiatives because the rule has not been finalized.

WPDES Thermal Discharge Rule

WDNR rules to regulate thermal effluent discharges from point sources in Wisconsin became effective on October 1, 2010. We will need to meet the revised rule requirement as MGE's WPDES permits are issued or renewed. If we, in the cases of Blount and WCCF, or the plant operator, in the cases of Columbia and Elm Road, are unable to demonstrate that any of these permitted plants are able to comply with its associated WPDES permit requirements, then we may face operational controls and/or incur capital costs associated with plant modifications to meet discharge requirements. Those expenditures could be material, but would be anticipated to be recoverable in rates.

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

Maximum Achievable Control Technology (MACT) for Utility Boilers (Also Referred to as the Mercury and Air Toxics Standards or MATS)

In December 2011, the EPA finalized its Mercury and Air Toxics Standards for coal and oil-burning electric generating unit (EGU) boilers. MATS will require emissions standards for mercury, non-mercury HAPs metals, and acid gases. MGE's Columbia and Elm Road Units are subject to MATS. The Elm Road Unit's current pollution controls and Columbia's planned mercury pollution controls are expected to allow both facilities to comply with the MATS rule (see the discussion regarding Columbia below).

Reciprocating Internal Combustion Engine (RICE) MACT

In December 2011, the EPA finalized its RICE MACT standard. RICE MACT applies to combustion turbines that contain a reciprocating internal combustion engine. Under the current RICE MACT, MGE may have to adjust its dispatching of several small generation units used for emergency and backup generation or install pollution controls. In June 2012, the EPA introduced a proposed rule that revised RICE MACT and introduced a New Source Performance Standard for RICE based on a settlement agreement with several power companies. MGE is currently reviewing the proposed rule and evaluating potential impacts associated with complying with the proposed RICE MACT.

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

If CSAPR is reinstated in 2012 or 2013, the Columbia co-owners will need to evaluate and implement interim strategies to address anticipated SO2 allowance deficiencies under CSAPR. Current analysis shows that, if reinstated in 2013, additional allowances (if available) may need to be purchased, Columbia generation may need to be reduced to comply with CSAPR limits, or a combination of these two strategies may be employed. These interim measures may increase MGE's costs. MGE expects that the costs of meeting CSAPR requirements will be fully recoverable through rates. Planned new SO2 controls at Columbia are expected to be completed by mid 2014 (see the discussion regarding the Columbia Environmental Project below). Once the new environmental control project is completed at Columbia, it is expected that the plant will emit below anticipated CSAPR allocation levels.

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

National Ambient Air Quality Standards (NAAQS)

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide (NO2), particulate matter (PM), ozone, SO2, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels based on effects to human health and the environment, and changes to those NAAQS can affect compliance requirements and associated capital and operating costs. The EPA is required to review NAAQS every five years. MGE is currently tracking two NAAQS developments: (1) EPA's proposed changes to the PM2.5 NAAQS announced in June 2012, which would lower the primary annual limit and add a secondary PM2.5 standard pertaining to a measure of visibility, and (2) the WDNR attainment/nonattainment designations associated with the EPA's June 2010 final revisions to its SO2 NAAQS. These two NAAQS developments could have a potential material effect on capital and maintenance costs at our generating facilities. However, the potential impact will not be known until implementation of the rules are finalized.

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

As of June 30, 2012, Columbia has entered into various contractual commitments with vendors for a portion of the $140 million project. MGE is indirectly a party to these agreements as a result of its joint ownership of Columbia and is also contractually obligated, under the applicable ownership and operating agreements. MGE's share of these commitments is $99.9 million. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE. See Footnote 4 for further information regarding the Columbia environmental construction project.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. A citizen group petitioned the EPA to object to the issuance of the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. The WDNR took various preliminary actions but has not yet fully responded to the EPA's order. In February 2011, the citizen group involved filed an action against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. In June 2012, the EPA notified the plant operator of its intent to assume responsibility for issuing the renewed operating permit for Columbia, but agreed to provide the plant operator with more time to potentially resolve the issues raised in the EPA's order. MGE believes the permits currently in effect for Columbia remain in place at this time. MGE continues to follow these developments and is unable to predict the outcome of this matter and its impact on its operations or financial condition.

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

MGE believes that the parties have reached a tentative agreement on the general terms of a settlement with the EPA and Sierra Club regarding various facilities, including Columbia. The Sierra Club has stipulated to dismissal of its lawsuit, without prejudice, while the parties attempt to reach a final settlement. The parties are currently negotiating a consent decree based upon those general terms, which may change during the negotiations. Based on a review of existing EPA consent decrees, the final consent decree could include the installation of emission control technology, changed operating conditions (including use of fuels other than coal and retirement of units), limitations on emissions, beneficial environmental mitigation projects, and a civil penalty.

Once the parties agree to the final terms, the Court must approve the settlement agreement. MGE cannot predict the outcome of these claims, but believes the outcome could be significant if the parties are unable to reach final agreement, or reach final agreement on different terms than currently anticipated, or if the Court does not approve the final settlement agreement and should there ultimately be an adverse outcome.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2013. At June 30, 2012, MGE has outstanding a $4.5 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of June 30, 2012, the servicing asset recognized by MGE is $0.2 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at June 30, 2012, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2012 and the next four years on the loans are:

(In thousands)	2012	2013	2014	2015	2016
Chattel Paper	$284	$679	$494	$807	$732

c.

Purchase Power Agreement Contract Dispute - MGE Energy and MGE.

MGE is seeking resolution to a contract dispute regarding its Purchase Power Agreement with Riverside Energy Center LLC, a Calpine subsidiary, for capacity and energy from the Riverside Energy Center located in Beloit, Wisconsin. MGE declared the PPA terminated. Any savings in capacity costs that ultimately result from the termination of the Riverside PPA will flow through to the Company's customers. MGE is currently deferring amounts equal to the capacity payments MGE would be making under the terms of the Riverside PPA if it were still in effect. This deferral will create a liability to MGE's customers for a future credit, assuming MGE's right to terminate the PPA is ultimately upheld. If MGE does not prevail in the dispute, the capacity payment deferred will be paid to Riverside Energy Center, LLC.

d.

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

e.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of June 30, 2012, the future commitments related to these purchase contracts were as follows:

(In thousands)	2012	2013	2014	2015	2016
Natural gas supply(a)	$10,830	$12,266	$-	$-	$-
Purchase power(b)	39,266	51,455	49,372	47,523	48,491
	$50,096	$63,721	$49,372	$47,523	$48,491

(a)

These commitments include market-based pricing. Management expects to recover these costs in future customer rates.

(b)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates.

f.

Smart Grid Investment Grant - MGE Energy and MGE.

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of June 30, 2012, MGE has spent $7.6 million related to these projects and has outstanding agreements to purchase $0.5 million in smart grid related products for the remainder of 2012.

g.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2012	December 31, 2011
Commodity derivative contracts	460,825 MWh	482,545 MWh
Commodity derivative contracts	3,550,000 Dth	4,030,000 Dth
FTRs	5,587 MW	2,382 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At June 30, 2012, and December 31, 2011, MGE Energy and MGE had $0.7 million and $3.0 million, respectively, in collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO and PJM markets, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2012, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.4 million. At December 31, 2011, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $2.8 million.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2012, and December 31, 2011, reflects a loss position of $79.8 million and $39.5 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2012
Commodity derivative contracts	Other current assets	$727	Derivative liability (current)	$1,151
Commodity derivative contracts	Other deferred charges	65	Derivative liability (long-term)	239
FTRs	Other current assets	986	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	10,180
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	69,570

December 31, 2011
Commodity derivative contracts	Other current assets	$177	Derivative liability (current)	$3,060
Commodity derivative contracts	Other deferred charges	92	Derivative liability (long-term)	231
FTRs	Other current assets	186	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	4,600
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	34,920

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the balance sheet at June 30, 2012 and 2011, and the income statement for the three and six months ended June 30, 2012 and 2011.

	2012		2011
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended June 30:
Balance at April 1,	$71,514	$672	$21,677	$505
Change in unrealized loss	9,791	-	888	-
Realized loss reclassified to a deferred account	(222)	222	(610)	610
Realized gain (loss) reclassified to income
statement	(1,721)	(176)	649	(114)
Balance at June 30,	$79,362	$718	$22,604	$1,001

Six Months Ended June 30:
Balance at January 1,	$42,356	$1,604	$19,230	$1,411
Change in unrealized loss	43,101	-	3,936	-
Realized loss reclassified to a deferred account	(2,880)	2,880	(1,274)	1,274
Realized gain (loss) reclassified to income
statement	(3,215)	(3,766)	712	(1,684)
Balance at June 30,	$79,362	$718	$22,604	$1,001

	Realized losses (gains)
		Fuel for electric
	Regulated	generation/	Cost of
(In thousands)	gas revenues	purchased power	gas sold
Three Months Ended June 30, 2012:
Commodity derivative contracts	$-	$582	$-
FTRs	-	96	-
Ten-year PPA	-	1,219	-

Three Months Ended June 30, 2011:
Commodity derivative contracts	$-	$90	$-
FTRs	-	(625)	-
Ten-year PPA	-	-	-

Six Months Ended June 30, 2012:
Commodity derivative contracts	$-	$2,510	$3,090
FTRs	-	162	-
Ten-year PPA	-	1,219	-

Six Months Ended June 30, 2011:
Commodity derivative contracts	$-	$28	$1,315
FTRs	-	(371)	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2012, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2012, and December 31, 2011, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2012, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On March 23, 2012, MGE filed an application with the PSCW requesting a 5.8% increase to electric rates and a 2.6% increase to gas rates. The proposed electric increase will cover costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units (including the prudence of construction costs incurred above a previously approved cap), transmission reliability enhancements, and purchased power costs. MGE has requested that these rates become effective January 1, 2013.

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

b.

Fuel Rules.

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to automatically defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the deferred costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. As of June 30, 2012, MGE has deferred $2.7 million (for credit back to customers) of electric fuel-related savings that are outside the 98% range authorized by the PSCW in the most recent rate order.

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At June 30, 2012, and December 31, 2011, MGE had over collected $1.9 million and $0.9 million, respectively. These amounts were recorded in other current liabilities on the consolidated balance sheet.

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At June 30, 2012, and December 31, 2011, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at June 30, 2012, and December 31, 2011. Since the long-term debt is not traded in an active market, it is classified as Level 2 (see discussion regarding the fair value level hierarchy below in section b).

The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$41,288	$41,288	$41,169	$41,169
Liabilities:
Long-term debt*	363,139	429,115	364,473	432,515

MGE
Assets:
Cash and cash equivalents	8,665	8,665	13,898	13,898
Liabilities:
Long-term debt*	363,139	429,115	364,473	432,515

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of June 30, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$422	$422	$-	$-
Total Assets	$422	$422	$-	$-
Liabilities:
Derivatives, net(a)	$79,362	$(218)	$-	$79,580
Deferred compensation	1,856	-	1,856	-
Total Liabilities	$81,218	$(218)	$1,856	$79,580

MGE
Assets:
Exchange-traded investments	$150	$150	$-	$-
Total Assets	$150	$150	$-	$-
Liabilities:
Derivatives, net(a)	$79,362	$(218)	$-	$79,580
Deferred compensation	1,856	-	1,856	-
Total Liabilities	$81,218	$(218)	$1,856	$79,580

(a) These amounts are shown gross and exclude $0.7 million of collateral that was posted against derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2012.

	Fair Value as of December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$350	$350	$-	$-
Total Assets	$350	$350	$-	$-
Liabilities:
Derivatives, net(b)	$42,356	$1,695	$-	$40,661
Deferred compensation(c)	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

MGE
Assets:
Exchange-traded investments	$188	$188	$-	$-
Total Assets	$188	$188	$-	$-
Liabilities:
Derivatives, net(b)	$42,356	$1,695	$-	$40,661
Deferred compensation(c)	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

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

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment
On peak	95.5%
Off peak	94.1%
Counterparty fuel mix:
Internal generation	49% - 65%
Purchased power	51% - 35%

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however, since the deferred compensation obligations themselves are not exchanged in an active market, they are classified as Level 2.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)
	2012	2011	2012	2011
Beginning balance,	$(71,188)	$(22,148)	$(40,661)	$(19,216)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(8,392)	(835)	(38,919)	(3,767)
Included in other comprehensive income	-	-	-	-
Included in earnings	(1,726)	579	(3,228)	564
Included in current assets	(94)	(229)	(145)	(229)
Purchases	1,917	334	1,967	334
Sales	32	-	64	71
Issuances	-	-	-	-
Settlements	(129)	(684)	1,342	(740)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(79,580)	$(22,983)	$(79,580)	$(22,983)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at June 30,(d)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (d).

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)
	2012	2011	2012	2011
Purchased Power Expense	$(1,726)	$579	$(3,228)	$564
Cost of Gas Sold Expense	-	-	-	-
Regulated Gas Revenues	-	-	-	-
Total	$(1,726)	$579	$(3,228)	$564

(d)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability.

27

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands)	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
MGE Energy

Three Months Ended June 30, 2012
Operating revenues	$96,339	$18,629	$2,253	$-	$-	$-	$117,221
Interdepartmental revenues	119	3,077	8,677	-	-	(11,873)	-
Total operating revenues	96,458	21,706	10,930	-	-	(11,873)	117,221
Depreciation and amortization	(6,546)	(1,389)	(1,777)	-	-	-	(9,712)
Other operating expenses	(72,265)	(21,746)	(37)	-	(253)	11,873	(82,428)
Operating income (loss)	17,647	(1,429)	9,116	-	(253)	-	25,081
Other income, net	96	27	-	2,242	184	-	2,549
Interest (expense) income, net	(2,465)	(695)	(1,639)	-	35	-	(4,764)
Income (loss) before taxes	15,278	(2,097)	7,477	2,242	(34)	-	22,866
Income tax (provision) benefit	(5,642)	933	(3,001)	(900)	14	-	(8,596)
Net income (loss)	$9,636	$(1,164)	$4,476	$1,342	$(20)	$-	$14,270

Three Months Ended June 30, 2011
Operating revenues	$90,834	$25,062	$1,363	$-	$-	$-	$117,259
Interdepartmental revenues	121	2,173	9,581	-	-	(11,875)	-
Total operating revenues	90,955	27,235	10,944	-	-	(11,875)	117,259
Depreciation and amortization	(7,052)	(1,532)	(1,773)	-	-	-	(10,357)
Other operating expenses	(69,522)	(25,717)	(55)	-	(286)	11,875	(83,705)
Operating income (loss)	14,381	(14)	9,116	-	(286)	-	23,197
Other (deductions) income, net	(124)	(35)	-	2,170	142	-	2,153
Interest (expense) income, net	(2,653)	(748)	(1,669)	-	15	-	(5,055)
Income (loss) before taxes	11,604	(797)	7,447	2,170	(129)	-	20,295
Income tax (provision) benefit	(4,121)	366	(2,990)	(870)	43	-	(7,572)
Net income (loss)	$7,483	$(431)	$4,457	$1,300	$(86)	$-	$12,723

Six Months Ended June 30, 2012
Operating revenues	$186,275	$75,648	$4,557	$-	$-	$-	$266,480
Interdepartmental revenues	228	6,063	17,353	-	-	(23,644)	-
Total operating revenues	186,503	81,711	21,910	-	-	(23,644)	266,480
Depreciation and amortization	(13,024)	(2,759)	(3,553)	-	-	-	(19,336)
Other operating expenses	(145,053)	(71,487)	(49)	-	(674)	23,644	(193,619)
Operating income (loss)	28,426	7,465	18,308	-	(674)	-	53,525
Other income, net	260	73	-	4,484	302	-	5,119
Interest (expense) income, net	(5,192)	(1,464)	(3,284)	-	72	-	(9,868)
Income (loss) before taxes	23,494	6,074	15,024	4,484	(300)	-	48,776
Income tax (provision) benefit	(8,427)	(2,305)	(6,030)	(1,810)	114	-	(18,458)
Net income (loss)	$15,067	$3,769	$8,994	$2,674	$(186)	$-	$30,318

Six Months Ended June 30, 2011
Operating revenues	$176,841	$102,499	$2,524	$-	$-	$-	$281,864
Interdepartmental revenues	228	3,164	18,977	-	-	(22,369)	-
Total operating revenues	177,069	105,663	21,501	-	-	(22,369)	281,864
Depreciation and amortization	(14,029)	(2,869)	(3,475)	-	-	-	(20,373)
Other operating expenses	(140,438)	(88,770)	(94)	-	(463)	22,369	(207,396)
Operating income (loss)	22,602	14,024	17,932	-	(463)	-	54,095
Other income, net	33	9	-	4,267	230	-	4,539
Interest expense, net	(5,353)	(1,509)	(3,017)	-	(26)	-	(9,905)
Income (loss) before taxes	17,282	12,524	14,915	4,267	(259)	-	48,729
Income tax (provision) benefit	(5,722)	(4,882)	(5,987)	(1,722)	90	-	(18,223)
Net income (loss)	$11,560	$7,642	$8,928	$2,545	$(169)	$-	$30,506

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands)	Electric	Gas	Non- Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
MGE

Three Months Ended June 30, 2012
Operating revenues	$96,339	$18,629	$2,253	$-	$-	$117,221
Interdepartmental revenues	119	3,077	8,677	-	(11,873)	-
Total operating revenues	96,458	21,706	10,930	-	(11,873)	117,221
Depreciation and amortization	(6,546)	(1,389)	(1,777)	-	-	(9,712)
Other operating expenses*	(77,849)	(20,797)	(3,038)	-	11,873	(89,811)
Operating income (loss)*	12,063	(480)	6,115	-	-	17,698
Other income, net*	38	11	-	1,342	-	1,391
Interest expense, net	(2,465)	(695)	(1,639)	-	-	(4,799)
Net income (loss)	9,636	(1,164)	4,476	1,342	-	14,290
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,080)	(6,080)
Net income (loss) attributable to MGE	$9,636	$(1,164)	$4,476	$1,342	$(6,080)	$8,210

Three Months Ended June 30, 2011
Operating revenues	$90,834	$25,062	$1,363	$-	$-	$117,259
Interdepartmental revenues	121	2,173	9,581	-	(11,875)	-
Total operating revenues	90,955	27,235	10,944	-	(11,875)	117,259
Depreciation and amortization	(7,052)	(1,532)	(1,773)	-	-	(10,357)
Other operating expenses*	(73,581)	(25,333)	(3,044)	-	11,875	(90,083)
Operating income*	10,322	370	6,127	-	-	16,819
Other (deductions) income, net*	(185)	(52)	-	1,299	-	1,062
Interest expense, net	(2,653)	(748)	(1,669)	-	-	(5,070)
Net income (loss)	7,484	(430)	4,458	1,299	-	12,811
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(5,992)	(5,992)
Net income (loss) attributable to MGE	$7,484	$(430)	$4,458	$1,299	$(5,992)	$6,819

Six Months Ended June 30, 2012
Operating revenues	$186,275	$75,648	$4,557	$-	$-	$266,480
Interdepartmental revenues	228	6,063	17,353	-	(23,644)	-
Total operating revenues	186,503	81,711	21,910	-	(23,644)	266,480
Depreciation and amortization	(13,024)	(2,759)	(3,553)	-	-	(19,336)
Other operating expenses*	(153,357)	(73,758)	(6,079)	-	23,644	(209,550)
Operating income*	20,122	5,194	12,278	-	-	37,594
Other income, net*	137	39	-	2,674	-	2,850
Interest expense, net	(5,192)	(1,464)	(3,284)	-	-	(9,940)
Net income	15,067	3,769	8,994	2,674	-	30,504
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(12,152)	(12,152)
Net income attributable to MGE	$15,067	$3,769	$8,994	$2,674	$(12,152)	$18,352

Six Months Ended June 30, 2011
Operating revenues	$176,841	$102,499	$2,524	$-	$-	$281,864
Interdepartmental revenues	228	3,164	18,977	-	(22,369)	-
Total operating revenues	177,069	105,663	21,501	-	(22,369)	281,864
Depreciation and amortization	(14,029)	(2,869)	(3,475)	-	-	(20,373)
Other operating expenses*	(146,132)	(93,644)	(6,080)	-	22,369	(223,487)
Operating income*	16,908	9,150	11,946	-	-	38,004
Other income, net*	6	2	-	2,545	-	2,553
Interest expense, net	(5,353)	(1,509)	(3,017)	-	-	(9,879)
Net income	11,561	7,643	8,929	2,545	-	30,678
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(11,925)	(11,925)
Net income attributable to MGE	$11,561	$7,643	$8,929	$2,545	$(11,925)	$18,753

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
MGE Energy

Assets:
June 30, 2012	$868,718	$258,569	$24,595	$293,194	$58,875	$405,929	$(403,330)	$1,506,550
December 31, 2011	794,738	285,702	32,882	299,421	57,006	401,862	(412,729)	1,458,882
Capital Expenditures:
Six Months Ended June 30, 2012	$33,479	$5,601	$-	$473	$-	$-	$-	$39,553
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	-	65,176

	Utility			Consolidated
(In thousands)	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment		Total
MGE						Elimination Entries

Assets:
June 30, 2012	$868,718	$258,569	$24,595	$292,944	$58,875	$(26,398)	$1,477,303
December 31, 2011	794,738	285,702	32,882	299,171	57,006	(35,706)	1,433,793
Capital Expenditures:
Six Months Ended June 30, 2012	$33,479	$5,601	$-	$473	$-	$-	$39,553
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	65,176

14.

Subsequent Events - MGE Energy and MGE.

ATC Capital Contribution.

On July 31, 2012, MGE Transco made a voluntary $0.9 million capital contribution to ATC.

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

•

Construction risk in connection with the Columbia environmental project,

and other factors listed in "Item 1A. Risk Factors" in our 2011 Annual Report on Form 10-K and in this Report.

For the three months ended June 30, 2012, MGE Energy's earnings were $14.3 million or $0.62 per share compared to $12.7 million or $0.55 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2012, were $8.2 million compared to $6.8 million for the same period in the prior year.

For the six months ended June 30, 2012, MGE Energy's earnings were $30.3 million or $1.31 per share compared to $30.5 million or $1.32 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2012, were $18.4 million compared to $18.8 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Business Segment:	2012	2011	2012	2011
Electric Utility	$9,636	$7,483	$15,067	$11,560
Gas Utility	(1,164)	(431)	3,769	7,642
Nonregulated Energy	4,476	4,457	8,994	8,928
Transmission Investments	1,342	1,300	2,674	2,545
All Other	(20)	(86)	(186)	(169)
Net Income	$14,270	$12,723	$30,318	$30,506

Our net income during the three months ended June 30, 2012, primarily reflects the effects of the following factors:

•

A 6.5% increase in electric revenues reflecting increased customer demand primarily as a result of warmer-than normal weather. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 61.5% compared to the prior period.

Our net income during the six months ended June 30, 2012, primarily reflects the effects of the following factors:

•

A 5.5% increase in electric revenues reflecting increased customer demand primarily as a result of warmer-than normal weather. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 75% compared to the prior period.

•

A 16.7% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 26.6% compared to the prior period.

During the first six months of 2012, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE expects to incur capital expenditures as follows: $33 million for the remainder of 2012, $68 million in 2013, and $14 in 2014 million. As of June 30, 2012, MGE has accumulated $25.1 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. Of this amount, MGE has accumulated $20.8 million in 2012.

Rate Filing: On March 23, 2012, MGE filed an application with the PSCW requesting a 5.8% increase to electric rates and a 2.6% increase to gas rates. The proposed electric increase will cover costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units (including the prudence of construction costs incurred above a previously approved cap), transmission reliability enhancements, and purchased power costs. MGE has requested that these rates become effective January 1, 2013. See Footnote 21 in the 2011 Annual Report Form 10-K for additional information on the construction costs for the Elm Road Units.

ATC: MGE Transco contributed $0.9 million for voluntary capital contributions to ATC for the six months ended June 30, 2012.

Smart Grid Investment Grant: MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of June 30, 2012, MGE has spent $7.6 million related to these projects, of this amount $1.6 million was incurred during six months ended June 30, 2012. MGE also has outstanding agreements to purchase $0.5 million in smart grid related products for the remainder of 2012.

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

Three Months Ended June 30, 2012 and 2011

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Residential	$29,690	$27,750	7.0%	185,858	180,638	2.9%
Commercial	52,796	48,929	7.9%	460,939	446,628	3.2%
Industrial	5,136	5,072	1.3%	65,521	68,343	(4.1)%
Other-retail/municipal	9,556	9,487	0.7%	107,869	114,238	(5.6)%
Total retail	97,178	91,238	6.5%	820,187	809,847	1.3%
Sales to the market	474	693	(31.6)%	17,170	13,654	25.8%
Adjustments to revenues	(1,313)	(1,097)	(19.7)%	-	-	- %
Total	$96,339	$90,834	6.1%	837,357	823,501	1.7%

Cooling degree days (normal 170)				310	192	61.5%

Electric operating revenues increased $5.5 million or 6.1% for the three months ended June 30, 2012, due to the following:

(In millions)
Rate changes	$4.7
Volume	1.2
Sales to the market	(0.2)
Adjustments to revenues	(0.2)
Total	$5.5

•

Rate changes. Rates charged to retail customers for the three months ended June 30, 2012, were 5.2% or $4.7 million higher than those charged during the same period in the prior year.

In December 2011, the PSCW authorized MGE to increase 2012 rates for retail electric customers by 4.3% or $15.7 million. The increase in retail electric rates is driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs.

34

•

Volume. During the three months ended June 30, 2012, there was a 1.3% increase in total retail sales volumes compared to the same period in the prior year, reflecting increased customer demand as a result of warmer-than-normal weather in June 2012.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended June 30, 2012, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales; however, market settlement resulted in a decrease in revenue per kWh for the three months ended June 30, 2012, reflecting lower market prices.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for the Elm Road Units and WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

Electric fuel and purchased power

The expense for fuel for electric generation decreased $0.1 million or 1.0% during the three months ended June 30, 2012, compared to the same period in the prior year. Internal electric generation costs decreased $1.7 million as a result of a 12.7% decrease in the per-unit cost (largely due to lower natural gas prices), which was offset by an increase of $1.6 million due to a 13.4% increase in volume.

Excluding the fuel rules adjustments discussed below, purchased power expense decreased $2.5 million during the three months ended June 30, 2012, compared to the same period in the prior year. A 15.1% decrease in the volume of purchased power from third parties lowered expense by $2.6 million, the decrease was slightly offset by a $0.1 million or 0.5% increase in the per-unit cost of purchased power.

The PSCW has adopted new fuel rules effective January 1, 2011 which require MGE to automatically defer electric fuel-related costs that fall outside a 2% cost tolerance band. Any fuel rules adjustments are reflected in purchased power expense. During the second quarter of 2012, MGE had overcollected its fuel costs and fell outside the lower end of this tolerance band. As a result, MGE deferred $2.7 million in fuel-related cost savings to be returned to customers and increased purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. In contrast, during the second quarter of 2011, MGE had undercollected its fuel costs and fell outside the upper end of this tolerance band. As a result, in the second quarter of 2011, MGE deferred $2.7 million of incremental fuel-related costs and decreased purchased power costs (it was later determined no fuel cost recovery was needed from customers). For the second quarter of 2012 compared to the prior year, the impact of these fuel rules adjustments was to create a difference in purchased power expense by $5.4 million. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $2.9 million ($5.4 million fuel rules difference less the $2.5 million decrease discussed above) during the three months ended June 30, 2012, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $0.1 million during the three months ended June 30, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.9
Increased customer service costs	0.4
Increased customer accounts	0.2
Increased distribution costs	0.1
Increased transmission costs	0.1
Decreased production costs	(1.6)
Total	$0.1

For the three months ended June 30, 2012, increased administrative and general costs are primarily due to increased pension costs and increased customer service costs are due to increased conservation costs. Production costs decreased primarily due to decreased costs at Columbia and the Elm Road Units.

Electric depreciation expense

Electric depreciation expense decreased $0.5 million for the three months ended June 30, 2012, compared to the same period in the prior year. This decrease is related to retirement of Blount assets at the end of 2011 due to the switch from operating coal to natural gas.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Residential	$10,235	$14,251	(28.2)%	9,988	13,227	(24.5)%
Commercial/Industrial	7,791	10,087	(22.8)%	18,621	15,834	17.6%
Total retail	18,026	24,338	(25.9)%	28,609	29,061	(1.6)%
Gas Transportation	500	562	(11.0)%	6,300	7,605	(17.2)%
Other revenues	103	162	(36.4)%	-	-	- %
Total	$18,629	$25,062	(25.7)%	34,909	36,666	(4.8)%
Heating degree days (normal 846)				652	912	(28.5)%
Average Rate Per Therm of
Retail Customer	$0.630	$0.837	(24.7)%

Gas revenues decreased $6.4 million or 25.7% for the three months ended June 30, 2012. These changes are related to the following factors:

(In millions)
Gas costs/rates	$(5.9)
Gas deliveries	(0.4)
Transportation and other effects	(0.1)
Total	$(6.4)

•

Gas costs/rates. The average retail rate per therm for the three months ended June 30, 2012, decreased 24.8% compared to the same period in 2011, reflecting lower natural gas commodity costs.

•

Retail gas deliveries. For the three months ended June 30, 2012, retail gas deliveries decreased 1.6% compared to the same period in 2011.

Cost of gas sold

For the three months ended June 30, 2012, cost of gas sold decreased by $5.3 million, compared to the same period in the prior year. The volume of gas purchased decreased 3.6%, which resulted in $0.5 million of decreased expense. In addition, the cost per therm of natural gas decreased 40.0%, which resulted in $4.8 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.6 million for the three months ended June 30, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased customer service costs	$0.2
Increased customer accounts costs	0.2
Increased administrative and general costs	0.1
Increased distribution costs	0.1
Total	$0.6

Nonregulated Energy Operations - MGE Energy and MGE

For both the three months ended June 30, 2012 and 2011, net income at the nonregulated energy operations segment was $4.5 million. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For both the three months ended June 30, 2012 and 2011, other income at the transmission investment segment was $2.2 million. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the three months ended June 30, 2012, are 37.6% compared to 37.3% for the same period in 2011. The higher effective tax rate is, in part, attributable to a lower estimated domestic manufacturing deduction.

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

	Three Months Ended
	June 30,
(in millions)	2012	2011
MGE Power Elm Road	$3.7	$3.6
MGE Power West Campus	$1.9	$1.9
MGE Transco	$0.5	$0.5

Six Months Ended June 30, 2012 and 2011

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Residential	$59,829	$58,049	3.1%	382,021	387,499	(1.4)%
Commercial	99,992	93,620	6.8%	892,694	881,417	1.3%
Industrial	9,662	9,405	2.7%	125,369	130,224	(3.7)%
Other-retail/municipal	18,530	17,086	8.5%	215,549	204,067	5.6%
Total retail	188,013	178,160	5.5%	1,615,633	1,603,207	0.8%
Sales to the market	754	883	(14.6)%	22,958	28,258	(18.8)%
Adjustments to revenues	(2,492)	(2,202)	(13.2)%	-	-	- %
Total	$186,275	$176,841	5.3%	1,638,591	1,631,465	0.4%

Cooling degree days (normal 170)				336	192	75.0%

Electric operating revenues increased $9.4 million or 5.3% for the six months ended June 30, 2012, due to the following:

(In millions)
Rate changes	$8.5
Volume	1.4
Sales to the market	(0.1)
Adjustments to revenues	(0.4)
Total	$9.4

•

Rate changes. Rates charged to retail customers for the six months ended June 30, 2012, were 4.7% or $8.5 million higher than those charged during the same period in the prior year.

In December 2011, the PSCW authorized MGE to increase 2012 rates for retail electric customers by 4.3% or $15.7 million. The increase in retail electric rates is driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs.

•

Volume. During the six months ended June 30, 2012, there was a 0.8% increase in total retail sales volumes compared to the same period in the prior year, reflecting increased customer demand as a result of warmer-than-normal weather in June 2012.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers.

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for Elm Road Units and the WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

Electric fuel and purchased power

The expense for fuel for electric generation decreased $2.3 million or 10.2% during the six months ended June 30, 2012, compared to the same period in the prior year. Internal electric generation costs decreased $1.7 million as a result of a 7.3% decrease in the per-unit cost (largely due to lower natural gas prices), and lower generation volumes of 3.2% or $0.6 million.

Excluding the fuel rules adjustments discussed below, purchased power expense decreased $0.5 million during the six months ended June 30, 2012, compared to the same period in the prior year. Of this amount, $2.6 million was due to a 7.2% decrease in the per-unit cost of purchased power, partially offset by an increase of $2.1 million due to a 6.1% increase in the volume of power purchased from third parties.

The PSCW has adopted new fuel rules effective January 1, 2011 which require MGE to automatically defer electric fuel-related costs that fall outside a 2% cost tolerance band. Any fuel rules adjustments are reflected in purchased power expense. During the second quarter of 2012, MGE had overcollected its fuel costs and fell outside the lower end of this tolerance band. As a result, MGE deferred $2.7 million in fuel-related cost savings to be returned to customers and increased purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. In contrast, during the second quarter of 2011, MGE had undercollected its fuel costs and fell outside the upper end of this tolerance band. As a result, in the second quarter of 2011, MGE deferred $2.7 million of incremental fuel-related costs and decreased purchased power costs (it was later determined no fuel cost recovery was needed from customers). For the second quarter of 2012 compared to the prior year, the impact of these fuel rules adjustments was to create a difference in purchased power expense by $5.4 million. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $4.9 million ($5.4 million fuel rules difference less the $0.5 million decrease discussed above) during the six months ended June 30, 2012, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $2.5 million during the six months ended June 30, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$2.7
Increased distribution costs	0.8
Increased customer services costs	0.6
Increased transmission costs	0.3
Increased customer accounts costs	0.3
Decreased production costs	(2.2)
Total	$2.5

For the six months ended June 30, 2012, increased administrative and general costs are primarily due to increased pension costs. Also, increased distribution costs are due to increased overhead line expenses and increased customer service costs are due to increased conservation costs. Production costs decreased primarily due to decreased costs at Columbia and the Elm Road Units.

Electric depreciation expense

Electric depreciation expense decreased $1.0 million for the six months ended June 30, 2012, compared to the same period in the prior year. This decrease is related to retirement of Blount assets at the end of 2011 due to the switch from operating coal to natural gas.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Residential	$43,616	$58,566	(25.5)%	45,588	58,888	(22.6)%
Commercial/Industrial	30,562	42,182	(27.5)%	55,568	62,256	(10.7)%
Total retail	74,178	100,748	(26.4)%	101,156	121,144	(16.5)%
Gas Transportation	1,229	1,403	(12.4)%	16,417	19,920	(17.6)%
Other revenues	241	348	(30.7)%	-	-	- %
Total	$75,648	$102,499	(26.2)%	117,573	141,064	(16.7)%
Heating degree days (normal 4,400)				3,369	4,589	(26.6)%
Average Rate Per Therm of
Retail Customer	$0.733	$0.832	(11.9)%

Gas revenues decreased $26.9 million or 26.2% for the six months ended June 30, 2012. These changes are related to the following factors:

(In millions)
Gas deliveries	$(16.6)
Gas costs/rates	(9.9)
Transportation and other effects	(0.4)
Total	$(26.9)

•

Retail gas deliveries. For the six months ended June 30, 2012, retail gas deliveries decreased 16.5% compared to the same period in 2011, as a result of milder weather during the winter months.

•

Gas costs/rates. The average retail rate per therm for the six months ended June 30, 2012, decreased 11.8% compared to the same period in 2011, reflecting lower natural gas commodity costs.

Cost of gas sold

For the six months ended June 30, 2012, cost of gas sold decreased by $21.4 million, compared to the same period in the prior year. The volume of purchased gas decreased 17.2%, which resulted in $11.0 million of decreased expense. In addition, the cost per therm of natural gas decreased 19.5%, which resulted in $10.4 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $1.5 million for the six months ended June 30, 2012, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.7
Increased distribution costs	0.3
Increased customer service costs	0.3
Increased customer accounts costs	0.2
Total	$1.5

For the six months ended June 30, 2012, increased administrative general costs are primarily due to increased pension costs.

Nonregulated Energy Operations - MGE Energy and MGE

For the six months ended June 30, 2012 and 2011, net income at the nonregulated energy operations segment was $9.0 million and $8.9 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2012 and 2011, other income at the transmission investment segment was $4.5 million and $4.3 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the six months ended June 30, 2012, are 37.8% compared to 37.4% for the same period in 2011. The higher effective tax rate is, in part, attributable to a lower estimated domestic manufacturing deduction.

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

	Six Months Ended June 30,
(in millions)	2012	2011
MGE Power Elm Road	$7.4	$7.3
MGE Power West Campus	$3.8	$3.7
MGE Transco	$1.0	$0.9

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2012, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of this Report and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2011 Annual Report on Form 10-K.

Purchase Power Agreement Contract Dispute - MGE Energy and MGE

MGE is seeking resolution to a contract dispute regarding its Purchase Power Agreement with Riverside Energy Center LLC, a Calpine subsidiary, for capacity and energy from the Riverside Energy Center located in Beloit, Wisconsin. MGE declared the PPA terminated. Any savings in capacity costs that ultimately result from the termination of the Riverside PPA will flow through to the Company's customers. MGE is currently deferring amounts equal to the capacity payments MGE would be making under the terms of the Riverside PPA if it were still in effect. This deferral will create a liability to MGE's customers for a future credit, assuming MGE's right to terminate the PPA is ultimately upheld. If MGE does not prevail in the dispute, the capacity payment deferred will be paid to Riverside Energy Center, LLC.

Purchase Contracts - MGE Energy and MGE

MGE Energy and MGE have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of June 30, 2012, the future commitments related to these purchase contracts were as follows:

(In thousands)	2012	2013	2014	2015	2016
Natural gas supply(a)	10,830	12,266	-	-	-
Purchase power(b)	39,266	51,455	49,372	47,523	48,491
	$50,096	$63,721	$49,372	$47,523	$48,491

(a)

These commitments include market-based pricing. Management expects to recover these costs in future customer rates.

(b)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates.

Smart Grid Investment Grant - MGE Energy and MGE

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of June 30, 2012, MGE has spent $7.6 million related to these projects and has outstanding agreements to purchase $0.5 million in smart grid related products for the remainder of 2012.

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

Long-term Debt - MGE Energy and MGE

On April 2, 2012, MGE issued $28 million in principal amount of its 4.38% senior notes, due April 1, 2042. The Notes were issued pursuant to a Note Purchase Agreement. The Notes are unsecured and are not issued under, or governed by, MGE's Indenture dated as of September 1, 1998, which governs MGE's Medium-Term Notes. MGE used the net proceeds from the sale of the Notes, together with other available corporate funds, to repay and retire on April 3, 2012, its obligations under a Loan Agreement dated as of April 1, 2002 with the City of Madison, Wisconsin, under which MGE received the net proceeds from the issuance of $28 million aggregate principal amount of 5.875% Series 2002A, Industrial Development Revenue Bonds that were issued by the City of Madison for MGE's benefit. The 5.875% Series 2002A Bonds were redeemed and retired on April 3, 2012 at 100% of their principal amount plus accrued interest with the proceeds of that loan repayment. Any interest savings in 2012 will be deferred.

Remarketing of 4.875% Series 2002B, Industrial Development Revenue Bonds - MGE Energy and MGE

On April 2, 2012, $19.3 million of 4.875% Series 2002B, Industrial Development Revenue Bonds were remarketed at an interest rate of 3.45%. The net proceeds of the 4.875% Series 2002B Bonds were originally loaned to MGE pursuant to a Loan Agreement dated as of April 1, 2002 with the City of Madison, which issued the Series 2002B Bonds in 2002. MGE is responsible for the payment of principal, premium, if any, and interest on the Bonds. The 4.875% Series 2002B Bonds were originally issued bearing an interest rate of 4.875% per annum for a period that ended April 1, 2012, at which point the Bonds were subject to mandatory tender by their holders and remarketing. The Series 2002B Bonds were remarketed and carry an interest rate of 3.45% per annum, which is payable semi-annually on April 1 and October 1, until their maturity on October 1, 2027. The Series 2002B Bonds are redeemable on or after April 1, 2017, at a redemption price equal to 100% of the principal amount of the Bonds to be redeemed, plus accrued interest to the redemption date.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2012 and 2011:

	MGE Energy		MGE
(In thousands)	2012	2011	2012	2011
Cash provided by/(used for):
Operating activities	$60,786	$67,423	$58,691	$66,094
Investing activities	(40,831)	(31,173)	(40,727)	(28,806)
Financing activities	(19,836)	(11,306)	(23,197)	(24,534)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2012, was $60.8 million, a decrease of $6.6 million when compared to the same period in the prior year, primarily due to working capital changes.

MGE Energy's net income decreased $0.2 million for the six months ended June 30, 2012, when compared to the same period in the prior year.

The cash flows for the six months ended June 30, 2012, reflect a $5.4 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $4.4 million in cash provided by operating activities for the six months ended June 30, 2012, primarily due to decreased accounts receivable, decreased receivable – margin account and decreased unbilled receivables, partially offset by decreased accounts payable. Working capital accounts resulted in $20.5 million in cash provided by operating activities for the six months ended June 30, 2011, primarily due to decreased inventories, decreased prepaid taxes, decreased accounts receivable and decreased unbilled revenues, partially offset by decreased accounts payable.

An increase in pension contribution resulted in an additional $1.7 million in cash used by operating activities for the six months ended June 30, 2012, when compared to the same period in the prior year. These contributions were made to comply with the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

MGE

Cash provided by operating activities for the six months ended June 30, 2012, was $58.7 million, a decrease of $7.4 million when compared to the same period in the prior year, primarily due to working capital changes.

Net income decreased $0.2 million for the six months ended June 30, 2012, when compared to the same period in the prior year.

The cash flows for the six months ended June 30, 2012, reflect a $5.6 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $2.2 million in cash provided by operating activities for the six months ended June 30, 2012, primarily due to decreased accounts receivable and decreased unbilled receivables, partially offset by decreased accounts payable. Working capital accounts resulted in $19.2 million in cash provided by operating activities for the six months ended June 30, 2011, primarily due to decreased inventories, decreased prepaid taxes, decreased accounts receivable and decreased unbilled receivables, partially offset by decreased accounts payable and accrued tax and interest.

An increase in pension contribution resulted in an additional $1.7 million in cash used by operating activities for the six months ended June 30, 2012, when compared to the same period in the prior year. These contributions were made to comply with the ERISA and the Pension Protection Act of 2006, and additional contributions were at management's discretion.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $9.7 million for the six months ended June 30, 2012, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2012, were $39.6 million. This amount represents an increase of $11.0 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $16.5 million.

Cash used for investing activities for the six months ended June 30, 2011, also included land purchased for investing purposes of $1.8 million.

MGE

MGE's cash used for investing activities increased $11.9 million for the six months ended June 30, 2012, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2012, were $39.6 million. This amount represents an increase of $11.0 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $16.5 million.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $19.8 million for the six months ended June 30, 2012, compared to $11.3 million of cash used for the six months ended June 30, 2011.

For the six months ended June 30, 2012, dividends paid were $17.7 million compared to $17.3 million in the prior year. This increase was a result of a higher dividend per share ($0.766 vs. $0.750).

During the six months ended June 30, 2012, MGE issued and retired $28.0 million of long-term debt. During the six months ended June 30, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

For the six months ended June 30, 2011, net short-term debt repayments were $22.5 million reflecting the use of proceeds from the MGE Power Elm Road long-term debt issue.

MGE

During the six months ended June 30, 2012, cash used for MGE's financing activities was $23.2 million compared to $24.5 million of cash used by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $13.5 million for the six months ended June 30, 2012 compared to $13.2 million in the prior year.

During the six months ended June 30, 2012, MGE issued and retired $28.0 million of long-term debt. During the six months ended June 30, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

As a result of the long-term debt financing by MGE Power Elm Road, distributions to parent from noncontrolling interest were $37.0 million for the six months ended June 30, 2011. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units. Distributions to parent from noncontrolling interest were $8.5 million for the six months ended June 30, 2012.

In addition, for the six months ended June 30, 2011, net short-term debt repayments were $3.5 million.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	June 30, 2012	December 31, 2011
Common shareholders' equity	60.8%	60.2%
Long-term debt*	39.2%	39.8%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2012, capital expenditures for MGE Energy and MGE totaled $39.6 million, which included $39.1 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE expects to incur capital expenditures as follows: $33 million for the remainder of 2012, $68 million in 2013, and $14 million in 2014. As of June 30, 2012, MGE had incurred $20.7 million (excluding carrying costs) in construction expenditures at Columbia related to the project and had accrued $4.4 million in incurred, but unpaid capital expenditures.

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

Pension Plan Funding Stabilization

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed and became law. The provisions in MAP-21 provide pension plan funding relief through interest rate stabilization and will increase Pension Benefit Guaranty Corporation premiums payable with respect to plans. MGE does not believe the law will have a significant impact on its pension funding policy.

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2012. Further discussion of environmental matters is included in MGE Energy's and MGE's 2011 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

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

Other Matters

PJM Resettlement

MGE is a member of PJM. PJM, an RTO, is a neutral and independent party that coordinates and directs the operation of the transmission grid within its area of coverage, administers a competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. In 2009, PJM determined certain market participants, including MGE, were not eligible to receive transmission loss credits. In September 2009, MGE paid PJM $1.2 million at that time as part of this resettlement.

In July 2011, FERC reversed the 2009 decision and determined PJM should refund certain amounts back to market participants, including MGE. In May 2012, FERC denied rehearing requests by financial marketers and ordered the resettlement. In July 2012, MGE received a $1.2 million refund from PJM related to the resettlement, which was credited to purchased power. This refund will increase the current fuel deferral of $2.7 million (for credit to customers) as of June 30, 2012 to a total of $3.9 million.

There continues to be an open rehearing request at FERC and a petition at the US Court of Appeals to resettle again. There is potential that MGE would have to pay back the refund received from PJM.

Ratification of Union Agreements

MGE has employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electric Workers and also has employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expired on April 30, 2012. On May 31, 2012, both unions ratified their respective labor agreements which will be in effect from May 1, 2012, until April 30, 2015.

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

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged under applicable PSCW approvals is four years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At June 30, 2012, the fair value of these instruments exceeded their cost basis by $0.4 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE the option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at June 30, 2012, reflects a loss position of $79.8 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2012, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the second quarter of 2012, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of June 30, 2012, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2012, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.d. for a description of several proceedings involving MGE.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*

Period
April 1-30, 2012	38,671	$44.40	-	-
May 1-31, 2012	29,655	45.98	-	-
June 1-30, 2012	78,790	46.65	-	-
Total	147,116	$45.92	-	-

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

Item 4. Mine Safety Disclosures.

Not applicable to MGE Energy and MGE.

Item 6. Exhibits.

12

Statement regarding computation of ratio of earnings to fixed charges for Madison Gas and Electric Company.

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed by the following officers for the following companies:

32.1

Filed by Gary J. Wolter for MGE Energy, Inc.

32.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

32.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

32.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

101

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

MGE ENERGY, INC.

Date: August 7, 2012	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2012	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 7, 2012	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 7, 2012	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

