Form 10-Q
period 2012-09-30
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2012-11-06
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2012

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

Number of Shares Outstanding of Each Class of Common Stock as of October 31, 2012
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

13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

33

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

48

Item 4. Controls and Procedures.

50

PART II. OTHER INFORMATION.

51

Item 1. Legal Proceedings.

51

Item 1A. Risk Factors.

51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

51

Item 4. Mine Safety Disclosures.

51

Item 6. Exhibits.

52

Signatures - MGE Energy, Inc.

53

Signatures - Madison Gas and Electric Company

54

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

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues:
Regulated electric revenues	$118,914	$114,963	$305,189	$291,804
Regulated gas revenues	16,587	17,249	92,235	119,748
Nonregulated revenues	2,337	1,360	6,894	3,884
Total Operating Revenues	137,838	133,572	404,318	415,436

Operating Expenses:
Fuel for electric generation	16,395	16,656	36,727	39,304
Purchased power	18,102	18,024	54,962	49,997
Cost of gas sold	7,389	8,171	50,035	72,170
Other operations and maintenance	41,975	39,744	126,202	119,814
Depreciation and amortization	9,706	10,296	29,042	30,669
Other general taxes	4,383	4,347	13,937	13,053
Total Operating Expenses	97,950	97,238	310,905	325,007
Operating Income	39,888	36,334	93,413	90,429

Other income, net	2,856	2,341	7,975	6,880
Interest expense, net	(4,849)	(5,142)	(14,717)	(15,047)
Income before income taxes	37,895	33,533	86,671	82,262
Income tax provision	(14,253)	(12,495)	(32,711)	(30,718)
Net Income	$23,642	$21,038	$53,960	$51,544

Earnings Per Share of Common Stock
(basic and diluted)	$1.02	$0.91	$2.33	$2.23

Dividends per share of common stock	$0.395	$0.383	$1.161	$1.133

Average Shares Outstanding
(basic and diluted)	23,114	23,114	23,114	23,114

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$23,642	$21,038	$53,960	$51,544
Other comprehensive income, net of tax:
Unrealized gain (loss) on available-for-sale
securities, net of tax ($5 and $50, and $24 and
$4)	(8)	(74)	35	7
Reclassification of realized gain on available-
for-sale securities, net of tax ($- and $-, and
$- and $10)	-	-	-	(15)
Comprehensive Income	$23,634	$20,964	$53,995	$51,536

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income	$53,960	$51,544
Items not affecting cash:
Depreciation and amortization	29,042	30,669
Deferred income taxes	54,602	16,854
Provision for doubtful receivables	1,537	1,441
Employee benefit plan expenses	13,815	10,259
Equity earnings in ATC	(6,764)	(6,434)
Other items	1,632	1,044
Changes in working capital items:
(Increase) decrease in current assets	(9,002)	27,868
Decrease in current liabilities	(13,418)	(10,547)
Dividend income from ATC	5,300	5,012
Cash contributions to pension and other postretirement plans	(24,336)	(22,484)
Other noncurrent items, net	9,518	1,299
Cash Provided by Operating Activities	115,886	106,525

Investing Activities:
Capital expenditures	(65,909)	(44,859)
Capital contributions to investments	(1,988)	(958)
Purchase of investment - land	(2)	(2,152)
Other	(289)	80
Cash Used for Investing Activities	(68,188)	(47,889)

Financing Activities:
Cash dividends paid on common stock	(26,820)	(26,183)
Repayment of long-term debt	(30,000)	(1,834)
Issuance of long-term debt	28,000	30,000
Decrease in short-term debt	-	(22,500)
Other	(844)	(336)
Cash Used for Financing Activities	(29,664)	(20,853)

Change in Cash and Cash Equivalents:	18,034	37,783
Cash and cash equivalents at beginning of period	41,169	7,110
Cash and cash equivalents at end of period	$59,203	$44,893

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$7,649	$2,606

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$59,203	$41,169
Receivable - margin account	1,653	2,477
Accounts receivable, less reserves of $3,516 and $3,662, respectively	33,315	36,744
Other accounts receivable, less reserves of $611 and $439, respectively	4,621	5,318
Unbilled revenues	19,095	25,754
Materials and supplies, at average cost	17,014	14,758
Fossil fuel	6,863	5,468
Stored natural gas, at average cost	17,218	19,575
Prepaid taxes	43,590	22,251
Regulatory assets - current	8,350	7,347
Other current assets	8,885	8,270
Total Current Assets	219,807	189,131
Regulatory assets	230,418	205,835
Other deferred assets and other	7,298	8,018
Property, Plant, and Equipment:
Property, plant, and equipment, net	967,556	961,511
Construction work in progress	75,748	34,055
Total Property, Plant, and Equipment	1,043,304	995,566
Investments	63,829	60,332
Total Assets	$1,564,656	$1,458,882

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$2,667
Accounts payable	29,238	34,532
Accrued interest and taxes	4,064	4,085
Accrued payroll related items	9,409	9,987
Deferred income taxes	1,577	3,020
Derivative liabilities	9,600	4,568
Other current liabilities	3,421	4,215
Total Current Liabilities	59,976	63,074
Other Credits:
Deferred income taxes	256,689	199,850
Investment tax credit - deferred	1,585	1,780
Regulatory liabilities	25,817	20,463
Accrued pension and other postretirement benefits	166,788	183,622
Derivative liabilities	67,490	34,908
Other deferred liabilities and other	48,685	43,330
Total Other Credits	567,054	483,953
Capitalization:
Common shareholders' equity	578,127	550,952
Long-term debt	359,499	360,903
Total Capitalization	937,626	911,855
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,564,656	$1,458,882

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Total
2011
Beginning balance - December 31, 2010	23,114	$23,114	$316,268	$185,556	$142	$525,080
Net income				51,544		51,544
Other comprehensive loss					(8)	(8)
Common stock dividends declared
($1.133 per share)				(26,183)		(26,183)
Ending balance - September 30, 2011	23,114	$23,114	$316,268	$210,917	$134	$550,433

2012
Beginning balance - December 31, 2011	23,114	$23,114	$316,268	$211,458	$112	$550,952
Net income				53,960		53,960
Other comprehensive income					35	35
Common stock dividends declared
($1.161 per share)				(26,820)		(26,820)
Ending balance - September 30, 2012	23,114	$23,114	$316,268	$238,598	$147	$578,127

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Revenues:
Regulated electric revenues	$118,914	$114,963	$305,189	$291,804
Regulated gas revenues	16,587	17,249	92,235	119,748
Nonregulated revenues	2,337	1,360	6,894	3,884
Total Operating Revenues	137,838	133,572	404,318	415,436

Operating Expenses:
Fuel for electric generation	16,395	16,656	36,727	39,304
Purchased power	18,102	18,024	54,962	49,997
Cost of gas sold	7,389	8,171	50,035	72,170
Other operations and maintenance	41,766	39,558	125,320	119,162
Depreciation and amortization	9,706	10,296	29,042	30,669
Other general taxes	4,384	4,347	13,938	13,053
Income tax provision	13,669	11,525	30,273	28,082
Total Operating Expenses	111,411	108,577	340,297	352,437
Operating Income	26,427	24,995	64,021	62,999

Other Income and Deductions:
AFUDC - equity funds	514	101	978	304
Equity in earnings in ATC	2,280	2,167	6,764	6,434
Income tax provision	(587)	(933)	(2,555)	(2,689)
Other income, net	(77)	(56)	(207)	(217)
Total Other Income and Deductions	2,130	1,279	4,980	3,832
Income before interest expense	28,557	26,274	69,001	66,831

Interest Expense:
Interest on long-term debt	5,065	5,214	15,335	15,428
Other interest, net	25	8	(116)	(244)
AFUDC - borrowed funds	(209)	(40)	(398)	(123)
Net Interest Expense	4,881	5,182	14,821	15,061
Net Income	$23,676	$21,092	$54,180	$51,770
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,153)	(6,010)	(18,305)	(17,935)
Net Income Attributable to MGE	$17,523	$15,082	$35,875	$33,835

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Income	$23,676	$21,092	$54,180	$51,770
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale
securities, net of tax ($5 and $35, and $20 and
$14)	(7)	(52)	(30)	(20)
Reclassification of realized gain on available-
for-sale securities, net of tax ($- and $-, and
$- and $10)	-	-	-	(15)
Comprehensive Income	$23,669	$21,040	$54,150	$51,735
Less: Comprehensive income attributable to
Noncontrolling Interest, net of tax	(6,153)	(6,010)	(18,305)	(17,935)
Comprehensive Income attributable to MGE	$17,516	$15,030	$35,845	$33,800

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities:
Net income	$54,180	$51,770
Items not affecting cash:
Depreciation and amortization	29,042	30,669
Deferred income taxes	53,984	16,160
Provision for doubtful receivables	1,537	1,441
Employee benefit plan expenses	13,815	10,259
Equity earnings in ATC	(6,764)	(6,434)
Other items	2,028	1,468
Changes in working capital items:
(Increase) decrease in current assets	(10,446)	26,349
Decrease in current liabilities	(14,052)	(10,407)
Dividend income from ATC	5,300	5,012
Cash contributions to pension and other postretirement plans	(24,336)	(22,484)
Other noncurrent items, net	9,281	1,238
Cash Provided by Operating Activities	113,569	105,041

Investing Activities:
Capital expenditures	(65,909)	(44,859)
Capital contributions to investments	(1,775)	(888)
Other	(271)	373
Cash Used for Investing Activities	(67,955)	(45,374)

Financing Activities:
Cash dividends paid to parent by MGE	(13,456)	(19,921)
Distributions to parent from noncontrolling interest	(15,500)	(43,000)
Equity contribution received by noncontrolling interest	1,775	888
Repayment of long-term debt	(30,000)	(1,834)
Issuance of long-term debt	28,000	30,000
Decrease in short-term debt	-	(3,500)
Other	(795)	(297)
Cash Used for Financing Activities	(29,976)	(37,664)

Change in Cash and Cash Equivalents:	15,638	22,003
Cash and cash equivalents at beginning of period	13,898	4,494
Cash and cash equivalents at end of period	$29,536	$26,497

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$7,649	$2,606

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	September 30,	December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$29,536	$13,898
Receivable - margin account	1,653	2,477
Accounts receivable, less reserves of $3,516 and $3,662, respectively	32,621	35,765
Affiliate receivables	572	605
Other accounts receivable, less reserves of $611 and $439, respectively	4,606	5,301
Unbilled revenues	19,095	25,754
Materials and supplies, at average cost	17,014	14,758
Fossil fuel	6,863	5,468
Stored natural gas, at average cost	17,218	19,575
Prepaid taxes	44,515	21,977
Regulatory assets - current	8,350	7,347
Other current assets	8,851	8,245
Total Current Assets	190,894	161,170
Affiliate receivable long-term	6,487	6,884
Regulatory assets	230,418	205,835
Other deferred assets and other	6,721	7,286
Property, Plant, and Equipment:
Property, plant, and equipment, net	967,052	961,007
Construction work in progress	75,748	34,055
Total Property, Plant, and Equipment	1,042,800	995,062
Investments	60,743	57,556
Total Assets	$1,538,063	$1,433,793

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$2,667	$2,667
Accounts payable	29,238	34,532
Affiliate payables	1,143	2,152
Accrued interest and taxes	4,017	4,037
Accrued payroll related items	9,409	9,987
Deferred income taxes	1,646	3,020
Derivative liabilities	9,600	4,568
Other current liabilities	3,577	3,997
Total Current Liabilities	61,297	64,960
Other Credits:
Deferred income taxes	252,656	196,550
Investment tax credit - deferred	1,585	1,780
Regulatory liabilities	25,817	20,463
Accrued pension and other postretirement benefits	166,788	183,622
Derivative liabilities	67,490	34,908
Other deferred liabilities and other	48,685	43,330
Total Other Credits	563,021	480,653
Capitalization:
Common shareholder's equity	435,315	412,926
Noncontrolling interest	118,931	114,351
Total Equity	554,246	527,277
Long-term debt	359,499	360,903
Total Capitalization	913,745	888,180
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,538,063	$1,433,793

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Total
2011
Beginning balance - Dec. 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993	$544,309
Net income				33,835		17,935	51,770
Other comprehensive loss					(35)		(35)
Cash dividends paid to parent
by MGE				(19,921)			(19,921)
Equity contribution received by
noncontrolling interest						888	888
Distributions to parent from
noncontrolling interest						(43,000)	(43,000)
Ending balance - September 30, 2011	17,348	$17,348	$192,417	$206,394	$36	$117,816	$534,011

2012
Beginning balance - Dec. 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277
Net income				35,875		18,305	54,180
Other comprehensive loss					(30)		(30)
Cash dividends paid to parent
by MGE				(13,456)			(13,456)
Equity contribution received by
noncontrolling interest						1,775	1,775
Distributions to parent from
noncontrolling interest						(15,500)	(15,500)
Ending balance - September 30, 2012	17,348	$17,348	$192,417	$225,533	$17	$118,931	$554,246

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

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

The accompanying consolidated financial statements as of September 30, 2012, and for the three and nine months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2011 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 54 through 107 of the 2011 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy purchases stock in the open market for issuance pursuant to its Stock Plan. All MGE Energy common stock issued under the Stock Plan is sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy can issue new shares of its common stock through the Stock Plan. For both the nine months ended September 30, 2012 and 2011, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Preferred Stock – MGE Energy and MGE.

As of September 30, 2012, and December 31, 2011, MGE has 1,175,000 shares of $25 par value redeemable preferred stock (cumulative) that is authorized but unissued. On October 25, 2012, MGE amended and restated its existing Restated Articles of Incorporation, which eliminated the previously authorized cumulative preferred stock. There were no shares of cumulative preferred stock issued and outstanding at the date of the amendment.

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

e.

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

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the nine months ended September 30, 2012 and 2011, MGE Transco recorded equity earnings from the investment in ATC of $6.8 million and $6.4 million, respectively. Dividend income received from ATC was $5.3 million and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. In addition, during the nine months ended September 30, 2012 and 2011, MGE Transco made $1.8 million and $0.9 million in capital contributions to ATC, respectively.

MGE Energy and MGE's investment in ATC as of September 30, 2012, and December 31, 2011, was $60.3 million and $57.0 million, respectively.

At September 30, 2012, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and nine months ended September 30, 2012 and 2011, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues	$150,303	$142,741	$450,136	$420,562
Operating expenses	(68,813)	(66,413)	(210,139)	(192,491)
Other expense, net	(5)	(173)	(832)	(665)
Interest expense, net	(20,983)	(19,517)	(61,260)	(60,893)
Earnings before members' income taxes	$60,502	$56,638	$177,905	$166,513

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR or CSAPR, the Utility MACT Rule and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project will be approximately $140 million. As of September 30, 2012, MGE had accumulated $42.3 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE expects to incur capital expenditures as follows: $18 million for the remainder of 2012, $68 million in 2013, and $12 million in 2014. These amounts may change as a result of modifications to the project estimate or timing differences. MGE has recognized $0.7 million (after tax) in AFUDC equity related to this project for the nine months ended September 30, 2012.

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

MGE Energy has adopted a tax method of accounting to accelerate tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. The method change for electric generation and transmission and distribution repairs was included on the 2009 tax return while the change for gas distribution repairs was included on the 2010 return. During 2011, the IRS issued guidance on the treatment of electric transmission and distribution repairs. This guidance prompted the reversal of a portion of the unrecognized tax benefits for these repairs during 2011. MGE Energy and MGE have an unrecognized tax benefit at September 30, 2012, and December 31, 2011, in the amount of $3.2 million and $2.4 million, respectively, for the tax uncertainty primarily related to the change in tax method of accounting for electric generation and gas distribution repairs.

b.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three and nine months ended September 30, 2012, is 37.6% and 37.7%, respectively, compared to 37.3% and 37.3% for the same periods in 2011; and MGE's effective income tax rate for the three and nine months ended September 30, 2012, is 37.6% and 37.7%, respectively, compared to 37.1% and 37.3% for the same periods in 2011.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and nine months ended September 30, 2012 and 2011. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,871	$1,527	$5,613	$4,581
Interest cost	3,236	3,055	9,711	9,165
Expected return on assets	(3,917)	(3,502)	(11,756)	(10,507)
Amortization of:
Prior service cost	111	108	333	324
Actuarial loss	2,058	939	6,177	2,816
Net periodic benefit cost	$3,359	$2,127	$10,078	$6,379

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$626	$500	$1,879	$1,501
Interest cost	1,089	1,010	3,267	3,028
Expected return on assets	(421)	(407)	(1,263)	(1,221)
Amortization of:
Transition obligation	103	110	309	329
Prior service cost	27	28	81	85
Actuarial loss	601	114	1,802	342
Net periodic benefit cost	$2,025	$1,355	$6,075	$4,064

The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During the three months ended September 30, 2012 and 2011, $0.3 million and $0.7 million, respectively, has been recovered in rates. During the nine months ended September 30, 2012 and 2011, $0.9 million and $2.0 million, respectively, has been recovered in rates. These costs are not reflected in the table above.

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2008 through 2011, on February 17, 2012, 16,693 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for the award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at September 30, 2012, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

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

During the nine months ended September 30, 2012 and 2011, MGE recorded $1.4 million and $0.9 million, respectively, in compensation expense as a result of the Performance Unit Plan. In January 2012, cash payments of $0.6 million were distributed relating to awards that were granted in 2007 and became payable under the Performance Unit Plan. No forfeitures occurred during the nine months ended September 30, 2012 or 2011. At September 30, 2012, $3.1 million of outstanding awards are vested.

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

WPDES Thermal Discharge Rule

WDNR rules to regulate thermal effluent discharges from point sources in Wisconsin became effective on October 1, 2010. We will need to meet the revised rule requirement as MGE's WPDES permits are issued or renewed. Blount's WPDES permit was renewed effective October 1, 2012, with thermal effluent discharge limits in place. We believe that the thermal limits set are achievable without additional capital expenditures. We will continue to monitor this requirement as our other plant permits come up for renewal. If we, in the case of WCCF, or the plant operator, in the cases of Columbia and Elm Road, are unable to demonstrate that any of these permitted plants are able to comply with its associated WPDES permit requirements, then we may face operational controls and/or incur capital costs associated with plant modifications to meet discharge requirements. Those expenditures could be material, but would be anticipated to be recoverable in rates.

WPDES Phosphorus Nutrient Standards

In December 2010, the WDNR established water quality standards for phosphorus and effluent limitations for permitted discharges into specific waterbodies. Phosphorus limitations will be added to water effluent discharge permits, as applicable, as they are issued or renewed. The WDNR will be developing site-specific phosphorus limits. MGE's facilities subject to these standards include Blount, Columbia, Elm Road and WCCF. Blount's WPDES permit was renewed effective October 1, 2012, with phosphorus discharge limits in place. We believe that the phosphorus limits set are achievable without additional capital expenditures. We will continue to monitor this requirement as our other plant permits come up for renewal. MGE may incur additional capital or operational expenditures and/or need to install additional pollution controls to meet any new phosphorus limits. MGE has, however, identified potential compliance options and believes compliance can be managed without significant capital investments.

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

Various initiatives, including the EPA's interstate transport rules, are expected to result in additional operating and capital expenditure costs for electric generating units.

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

Reciprocating Internal Combustion Engine (RICE) MACT

In December 2011, the EPA finalized its RICE MACT standard. RICE MACT applies to an industrial or electrical engine that is classified as a reciprocating internal combustion engine. Under the current RICE MACT, MGE may have to adjust its dispatching of several small generation units used for emergency and backup generation or install pollution controls. In June 2012, the EPA introduced a proposed rule that revised RICE MACT and introduced an amendment to the New Source Performance Standard for RICE based on a settlement agreement with several power companies. MGE is currently reviewing the proposed rule and evaluating potential impacts associated with complying with the proposed RICE MACT.

Vacation of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

EPA has so far promulgated three interstate air pollution rules [the NOx SIP Call, the Clean Air Interstate Rule (CAIR) and the Cross-State Air Pollution Rule (CSAPR)] which were each designed to reduce nitrogen oxide (NOx) and/or sulphur dioxide (SO2) air emissions from electric generating units (EGUs) located in Wisconsin and other states. NOx and SO2 interact in the atmosphere to form ambient ozone and fine particulate matter pollution. As explained below, only the CAIR currently affects MGE's generation assets.

In 2000, the U.S. Court of Appeals for the D.C. Circuit held that Wisconsin had been illegally included in a portion of the NOx SIP Call, but stayed the remaining legal challenges to the rule pending EPA's development of additional interstate transport rules. At this time, the requirements of the NOx SIP Call and the costs of compliance remain uncertain.

In 2005, EPA promulgated the CAIR imposing additional controls on NOx and SO2 emissions from EGUs located in Wisconsin and other states. However, in December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA with directions to revise or replace the rule. The Court's remand order directed that the CAIR remain in effect until the EPA promulgated a replacement rule. The Court's order did not include a deadline for the EPA to act.

In August 2011, the EPA responded to the remand of the CAIR by promulgating the CSAPR. However, in August, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid replacement rule. The EPA has petitioned the U.S. Court of Appeals for the D.C. Circuit to reconsider its decision en banc. At this time, the CAIR remains currently effective.

The CAIR, which became effective in 2009 and remains effective currently, generally requires NOx and SO2 emission reductions from fossil fuel-fired electric generating units (25 MW or greater) (EGUs) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase (beginning in 2015) reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road, and its combustion turbines located in West Marinette and Fitchburg.

Our evaluation of the CAIR demonstrates that MGE will be in compliance with the CAIR's Phase I requirements without capital expenditures or modifications to our operations. We have also evaluated our potential expenditures if the CAIR remains in place for the Phase II reductions. New SO2 controls at Columbia are already underway and are planned to be completed by mid to late 2014 (see the discussion regarding the Columbia Environmental Project below). Once the new environmental control project is completed at Columbia, it is expected that the plant will emit below anticipated Phase II CAIR allocation levels. MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates.

MGE will continue monitoring the EPA's actions in response to the August 2012 CSAPR vacature and the stayed NOx SIP Call litigation, but MGE is unable to predict the outcome of these matters and its impact on its operations or financial condition.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter, or PM) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which requires pollution retrofits. The EPA had proposed that Columbia's compliance with emissions limitations in the CAIR and the CSAPR could also serve as compliance with the BART regulations for SO2 and NOx emissions. However, this proposal is now uncertain because of the D.C. Circuit remanding the CAIR to EPA and vacating the CSAPR. At this time the BART regulatory obligations, compliance strategies and costs remain uncertain.

Wisconsin State Mercury Rule

Beginning January 1, 2015, phase two of the Wisconsin mercury rule will require large coal-fired electric generating units (larger than 150 MW) to reduce mercury emissions by 90%, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOx and SO2 emissions at prescribed rates. Elm Road currently meets this requirement. The Columbia co-owners expect to meet the 90% reduction option by installing bag houses and scrubbers by mid to late 2014 (see the discussion regarding the Columbia Environmental Project below).

National Ambient Air Quality Standards (NAAQS)

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide (NO2), particulate matter (PM), ozone, SO2, lead and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels based on effects to human health and the environment, and changes to those NAAQS can affect compliance requirements and associated capital and operating costs. The EPA is required to review NAAQS every five years. MGE is currently tracking two NAAQS developments: (1) EPA's proposed changes to the PM2.5 NAAQS announced in June 2012, which would lower the primary annual limit and add a secondary PM2.5 standard pertaining to a measure of visibility, and (2) the WDNR attainment/nonattainment designations associated with the EPA's June 2010 final revisions to its SO2 NAAQS. Because of uncertainties in how these NAAQS developments will be implemented in Wisconsin, we are tracking developments and evaluating potential costs at our generation facilities. Based on our current evaluation, these two NAAQS developments have the most potential to affect capital and maintenance costs at our Columbia plant. However, the potential impact at any of our plants will not be known until implementation of the rules is finalized.

EPA's Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule

The EPA's Greenhouse Gas "Tailoring Rule" regulates stationary sources for GHG emissions by "phasing in" over time different types of facilities subject to Prevention of Significant Deterioration (PSD) pre-construction program or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). MGE facilities may become subject to this rule in the future if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD.

GHG New Source Performance Standards for Electric Generating Units (EGU GHG NSPS)

On March 27, 2012, the EPA proposed greenhouse gas (GHG) New Source Performance Standards (NSPS) for coal fired and natural gas combined cycle (NGCC) electric generation units (EGUs). The proposal applies to new EGUs only; the EPA has stated that it does not intend for these rules to apply to modified or existing units at this time. The proposed NSPS may yet be finalized in 2012, but is not anticipated to significantly affect MGE's existing generation units.

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

Columbia Environmental Project

In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, the Mercury and Air Toxics Standards and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project will be approximately $140 million. The project is underway and estimated to be completed in mid to late 2014.

As of September 30, 2012, various contractual commitments have been entered for the project. MGE's share of these commitments as of September 30, 2012, is $89.1 million. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE. See Footnote 4 for further information regarding the Columbia environmental construction project.

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

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE as one of the co-owners of the Columbia generating station. The NOV alleges that WPL, as operator, and the co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP). In September 2010, Sierra Club filed a lawsuit against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities. WPL has stated it believes the projects at Columbia were routine, or not projected to increase emissions, and therefore did not violate the permitting requirements of the CAA. MGE and the other Columbia co-owners are defending against these allegations while actively pursuing settlement options with the EPA and Sierra Club.

MGE believes that the parties have reached a tentative agreement on the general terms of a settlement with the EPA and Sierra Club regarding various facilities, including Columbia. Sierra Club has stipulated to a dismissal of its lawsuit, without prejudice, while the parties attempt to reach a final settlement. The parties are currently negotiating a consent decree based upon those general terms, which may change during the negotiations. Once the parties agree to final terms, the court must approve the settlement agreement before it becomes final and effective. In accordance with applicable accounting standards, MGE has accrued an amount for this matter representing its best estimate of its probable liability, based upon its assessment of the settlement discussions. That accrued amount is not material to the financial statements. MGE believes the likelihood of a materially greater liability than the accrued amount is remote based upon the current status of the settlement discussions.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2013. At September 30, 2012, MGE has outstanding a $3.9 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of September 30, 2012, the servicing asset recognized by MGE is $0.2 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at September 30, 2012, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2012 and the next four years on the loans are:

(In thousands)	2012	2013	2014	2015	2016
Chattel Paper	$126	$669	$484	$796	$721

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

d.

Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business including the Columbia matters discussed above. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

e.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of September 30, 2012, the future commitments related to these purchase contracts were as follows:

(In thousands)	2012	2013	2014	2015	2016
Coal(a)	$2,483	$21,884	$9,459	$6,340	$1,623
Natural gas supply(b)	12,872	13,192	-	-	-
Purchase power(c)	39,266	51,455	49,372	47,523	48,491
	$54,621	$86,531	$58,831	$53,863	$50,114

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

(c)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates.

f.

Smart Grid Investment Grant - MGE Energy and MGE.

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of September 30, 2012, MGE has spent $7.9 million related to these projects and has outstanding agreements to purchase $0.6 million in smart grid related products for the remainder of 2012 and $1.3 million in 2013.

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

21

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	September 30, 2012	December 31, 2011
Commodity derivative contracts	440,320 MWh	482,545 MWh
Commodity derivative contracts	4,170,000 Dth	4,030,000 Dth
FTRs	4,069 MW	2,382 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At September 30, 2012, MGE Energy and MGE did not have any cash collateral netted against the net derivative positions. At December 31, 2011, MGE Energy and MGE had $3.0 million in collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At September 30, 2012, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.8 million. At December 31, 2011, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $2.8 million.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at September 30, 2012, and December 31, 2011, reflects a loss position of $77.1 million and $39.5 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
September 30, 2012
Commodity derivative contracts	Other current assets	$1,463	Derivative liability (current)	$245
Commodity derivative contracts	Other deferred charges	114	Derivative liability (long-term)	60
FTRs	Other current assets	561	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	9,600
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	67,490

December 31, 2011
Commodity derivative contracts	Other current assets	$177	Derivative liability (current)	$3,060
Commodity derivative contracts	Other deferred charges	92	Derivative liability (long-term)	231
FTRs	Other current assets	186	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	4,600
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	34,920

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the balance sheet at September 30, 2012 and 2011, and the income statement for the three and nine months ended September 30, 2012 and 2011.

	2012		2011
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended September 30:
Balance at July 1,	$79,362	$718	$22,604	$1,001
Change in unrealized loss	(468)	-	3,839	-
Realized loss reclassified to a deferred account	(223)	223	(210)	210
Realized gain (loss) reclassified to income
statement	(3,414)	(161)	350	(233)
Balance at September 30,	$75,257	$780	$26,583	$978

Nine Months Ended September 30:
Balance at January 1,	$42,356	$1,604	$19,230	$1,411
Change in unrealized loss	42,633	-	7,775	-
Realized loss reclassified to a deferred account	(3,103)	3,103	(1,484)	1,484
Realized gain (loss) reclassified to income
statement	(6,629)	(3,927)	1,062	(1,917)
Balance at September 30,	$75,257	$780	$26,583	$978

	Realized losses (gains)
		Fuel for electric
	Regulated	generation/	Cost of
(In thousands)	gas revenues	purchased power	gas sold
Three Months Ended September 30, 2012:
Commodity derivative contracts	$-	$176	$-
FTRs	-	(256)	-
Ten-year PPA	-	3,655	-

Three Months Ended September 30, 2011:
Commodity derivative contracts	$-	$(94)	$-
FTRs	-	(23)	-
Ten-year PPA	-	-	-

Nine Months Ended September 30, 2012:
Commodity derivative contracts	$-	$2,685	$3,090
FTRs	-	(93)	-
Ten-year PPA	-	4,874	-

Nine Months Ended September 30, 2011:
Commodity derivative contracts	$-	$(465)	$1,315
FTRs	-	5	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of September 30, 2012, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of September 30, 2012, and December 31, 2011, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of September 30, 2012, no counterparties have defaulted.

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

b.

Fuel Rules.

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its most recent base rate proceedings. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. As of September 30, 2012, MGE has deferred $5.9 million (for credit back to customers) of electric fuel-related savings that are outside the 98% range authorized by the PSCW in the most recent rate order.

24

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

a.

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At September 30, 2012, and December 31, 2011, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at September 30, 2012, and December 31, 2011. Since the long-term debt is not traded in an active market, it is classified as Level 2 (see discussion regarding the fair value level hierarchy below in section b). The estimated fair market value, of MGE Energy's and MGE's financial instruments are as follows:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$59,203	$59,203	$41,169	$41,169
Liabilities:
Long-term debt*	362,473	436,747	364,473	432,515

MGE
Assets:
Cash and cash equivalents	29,536	29,536	13,898	13,898
Liabilities:
Long-term debt*	362,473	436,747	364,473	432,515

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of September 30, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$409	$409	$-	$-
Total Assets	$409	$409	$-	$-
Liabilities:
Derivatives, net	$75,257	$(858)	$-	$76,115
Deferred compensation	1,922	-	1,922	-
Total Liabilities	$77,179	$(858)	$1,922	$76,115
MGE
Assets:
Exchange-traded investments	$138	$138	$-	$-
Total Assets	$138	$138	$-	$-
Liabilities:
Derivatives, net	$75,257	$(858)	$-	$76,115
Deferred compensation	1,922	-	1,922	-
Total Liabilities	$77,179	$(858)	$1,922	$76,115

No transfers were made in or out of Level 1 or Level 2 for the nine months ended September 30, 2012.

	Fair Value as of December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$350	$350	$-	$-
Total Assets	$350	$350	$-	$-
Liabilities:
Derivatives, net(a)	$42,356	$1,695	$-	$40,661
Deferred compensation(b)	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661
MGE
Assets:
Exchange-traded investments	$188	$188	$-	$-
Total Assets	$188	$188	$-	$-
Liabilities:
Derivatives, net(a)	$42,356	$1,695	$-	$40,661
Deferred compensation(b)	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

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

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment
On peak	96.8%
Off peak	94.8%
Counterparty fuel mix:
Internal generation	49% - 65%
Purchased power	51% - 35%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance,	$(79,580)	$(22,983)	$(40,661)	$(19,216)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	3,465	(2,927)	(35,455)	(6,694)
Included in other comprehensive income	-	-	-	-
Included in earnings	(3,422)	182	(6,659)	815
Included in current assets	-	(7)	(77)	(66)
Purchases	5,864	178	7,764	342
Sales	45	-	77	-
Issuances	-	-	-	-
Settlements	(2,487)	(353)	(1,104)	(1,091)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of September 30,	$(76,115)	$(25,910)	$(76,115)	$(25,910)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at September 30,(d)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (d).

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2012	2011	2012	2011
Purchased Power Expense	$(3,422)	$182	$(6,659)	$815
Cost of Gas Sold Expense	-	-	-	-
Regulated Gas Revenues	-	-	-	-
Total	$(3,422)	$182	$(6,659)	$815

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

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands)			Non-			Consolidation/
MGE Energy			Regulated	Transmission	All	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Others	Entries	Total
Three Months Ended September 30, 2012
Operating revenues	$118,914	$16,587	$2,337	$-	$-	$-	$137,838
Interdepartmental revenues	159	4,658	8,679	-	-	(13,496)	-
Total operating revenues	119,073	21,245	11,016	-	-	(13,496)	137,838
Depreciation and amortization	(6,530)	(1,399)	(1,777)	-	-	-	(9,706)
Other operating expenses	(78,823)	(22,675)	(36)	-	(206)	13,496	(88,244)
Operating income (loss)	33,720	(2,829)	9,203	-	(206)	-	39,888
Other income, net	342	97	-	2,280	137	-	2,856
Interest (expense) income, net	(2,535)	(715)	(1,631)	-	32	-	(4,849)
Income (loss) before taxes	31,527	(3,447)	7,572	2,280	(37)	-	37,895
Income tax (provision) benefit	(11,873)	1,565	(3,039)	(909)	3	-	(14,253)
Net income (loss)	$19,654	$(1,882)	$4,533	$1,371	$(34)	$-	$23,642

Three Months Ended September 30, 2011
Operating revenues	$114,963	$17,249	$1,360	$-	$-	$-	$133,572
Interdepartmental revenues	163	5,083	9,582	-	-	(14,828)	-
Total operating revenues	115,126	22,332	10,942	-	-	(14,828)	133,572
Depreciation and amortization	(7,144)	(1,377)	(1,775)	-	-	-	(10,296)
Other operating expenses	(78,118)	(23,422)	(44)	-	(186)	14,828	(86,942)
Operating income (loss)	29,864	(2,467)	9,123	-	(186)	-	36,334
Other income, net	35	12	-	2,167	127	-	2,341
Interest (expense) income, net	(2,747)	(775)	(1,660)	-	40	-	(5,142)
Income (loss) before taxes	27,152	(3,230)	7,463	2,167	(19)	-	33,533
Income tax (provision) benefit	(9,944)	1,350	(2,994)	(870)	(37)	-	(12,495)
Net income (loss)	$17,208	$(1,880)	$4,469	$1,297	$(56)	$-	$21,038

Nine Months Ended September 30, 2012
Operating revenues	$305,189	$92,235	$6,894	$-	$-	$-	$404,318
Interdepartmental revenues	387	10,721	26,032	-	-	(37,140)	-
Total operating revenues	305,576	102,956	32,926	-	-	(37,140)	404,318
Depreciation and amortization	(19,554)	(4,158)	(5,330)	-	-	-	(29,042)
Other operating expenses	(223,876)	(94,162)	(85)	-	(880)	37,140	(281,863)
Operating income (loss)	62,146	4,636	27,511	-	(880)	-	93,413
Other income, net	602	170	-	6,764	439	-	7,975
Interest (expense) income, net	(7,727)	(2,179)	(4,915)	-	104	-	(14,717)
Income (loss) before taxes	55,021	2,627	22,596	6,764	(337)	-	86,671
Income tax (provision) benefit	(20,300)	(740)	(9,069)	(2,719)	117	-	(32,711)
Net income (loss)	$34,721	$1,887	$13,527	$4,045	$(220)	$-	$53,960

Nine Months Ended September 30, 2011
Operating revenues	$291,804	$119,748	$3,884	$-	$-	$-	$415,436
Interdepartmental revenues	391	8,247	28,559	-	-	(37,197)	-
Total operating revenues	292,195	127,995	32,443	-	-	(37,197)	415,436
Depreciation and amortization	(21,173)	(4,246)	(5,250)	-	-	-	(30,669)
Other operating expenses	(218,556)	(112,192)	(138)	-	(649)	37,197	(294,338)
Operating income (loss)	52,466	11,557	27,055	-	(649)	-	90,429
Other income, net	68	21	-	6,434	357	-	6,880
Interest (expense) income, net	(8,100)	(2,284)	(4,677)	-	14	-	(15,047)
Income (loss) before taxes	44,434	9,294	22,378	6,434	(278)	-	82,262
Income tax (provision) benefit	(15,666)	(3,532)	(8,981)	(2,592)	53	-	(30,718)
Net income (loss)	$28,768	$5,762	$13,397	$3,842	$(225)	$-	$51,544

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands)			Non-		Consolidation/
MGE			Regulated	Transmission	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Entries	Total
Three Months Ended September 30, 2012
Operating revenues	$118,914	$16,587	$2,337	$-	$-	$137,838
Interdepartmental revenues	159	4,658	8,679	-	(13,496)	-
Total operating revenues	119,073	21,245	11,016	-	(13,496)	137,838
Depreciation and amortization	(6,530)	(1,399)	(1,777)	-	-	(9,706)
Other operating expenses*	(90,946)	(21,180)	(3,075)	-	13,496	(101,705)
Operating income (loss)*	21,597	(1,334)	6,164	-	-	26,427
Other income, net*	592	167	-	1,371	-	2,130
Interest expense, net	(2,535)	(715)	(1,631)	-	-	(4,881)
Net income (loss)	19,654	(1,882)	4,533	1,371	-	23,676
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,153)	(6,153)
Net income (loss) attributable to MGE	$19,654	$(1,882)	$4,533	$1,371	$(6,153)	$17,523

Three Months Ended September 30, 2011
Operating revenues	$114,963	$17,249	$1,360	$-	$-	$133,572
Interdepartmental revenues	163	5,083	9,582	-	(14,828)	-
Total operating revenues	115,126	22,332	10,942	-	(14,828)	133,572
Depreciation and amortization	(7,144)	(1,377)	(1,775)	-	-	(10,296)
Other operating expenses*	(88,013)	(22,057)	(3,039)	-	14,828	(98,281)
Operating income (loss)*	19,969	(1,102)	6,128	-	-	24,995
Other (deductions) income, net*	(14)	(4)	-	1,297	-	1,279
Interest expense, net	(2,747)	(775)	(1,660)	-	-	(5,182)
Net income (loss)	17,208	(1,881)	4,468	1,297	-	21,092
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,010)	(6,010)
Net income (loss) attributable to MGE	$17,208	$(1,881)	$4,468	$1,297	$(6,010)	$15,082

Nine Months Ended September 30, 2012
Operating revenues	$305,189	$92,235	$6,894	$-	$-	$404,318
Interdepartmental revenues	387	10,721	26,032	-	(37,140)	-
Total operating revenues	305,576	102,956	32,926	-	(37,140)	404,318
Depreciation and amortization	(19,554)	(4,158)	(5,330)	-	-	(29,042)
Other operating expenses*	(244,303)	(94,938)	(9,154)	-	37,140	(311,255)
Operating income*	41,719	3,860	18,442	-	-	64,021
Other income, net*	729	206	-	4,045	-	4,980
Interest expense, net	(7,727)	(2,179)	(4,915)	-	-	(14,821)
Net income	34,721	1,887	13,527	4,045	-	54,180
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(18,305)	(18,305)
Net income attributable to MGE	$34,721	$1,887	$13,527	$4,045	$(18,305)	$35,875

Nine Months Ended September 30, 2011
Operating revenues	$291,804	$119,748	$3,884	$-	$-	$415,436
Interdepartmental revenues	391	8,247	28,559	-	(37,197)	-
Total operating revenues	292,195	127,995	32,443	-	(37,197)	415,436
Depreciation and amortization	(21,173)	(4,246)	(5,250)	-	-	(30,669)
Other operating expenses*	(234,145)	(115,701)	(9,119)	-	37,197	(321,768)
Operating income*	36,877	8,048	18,074	-	-	62,999
Other (deductions) income, net*	(8)	(2)	-	3,842	-	3,832
Interest expense, net	(8,100)	(2,284)	(4,677)	-	-	(15,061)
Net income	28,769	5,762	13,397	3,842	-	51,770
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(17,935)	(17,935)
Net income attributable to MGE	$28,769	$5,762	$13,397	$3,842	$(17,935)	$33,835

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands)			Assets				Consolidation/
MGE Energy			not	Nonregulated	Transmission	All	Elimination
	Electric	Gas	Allocated	Energy	Investment	Others	Entries	Total
Assets:
September 30, 2012	$875,477	$265,332	$34,926	$291,409	$60,236	$403,261	$(365,985)	$1,564,656
December 31, 2011	794,738	285,702	32,882	299,421	57,006	401,862	(412,729)	1,458,882
Capital Expenditures:
Nine Months Ended September 30, 2012	$55,518	$9,749	$-	$642	$-	$-	$-	$65,909
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	-	65,176

	Utility			Consolidated
(In thousands)			Assets
MGE			not	Nonregulated	Transmission	Elimination
	Electric	Gas	Allocated	Energy	Investment	Entries	Total
Assets:
September 30, 2012	$875,477	$265,332	$34,919	$291,359	$60,236	$10,740	$1,538,063
December 31, 2011	794,738	285,702	32,882	299,171	57,006	(35,706)	1,433,793
Capital Expenditures:
Nine Months Ended September 30, 2012	$55,518	$9,749	$-	$642	$-	$-	$65,909
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	65,176

14.

Subsequent Events - MGE Energy and MGE.

ATC Capital Contribution.

On October 31, 2012, MGE Transco made a voluntary $0.4 million capital contribution to ATC.

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

For the three months ended September 30, 2012, MGE Energy's earnings were $23.6 million or $1.02 per share compared to $21.0 million or $0.91 per share for the same period in the prior year. MGE's earnings for the three months ended September 30, 2012, were $17.5 million compared to $15.1 million for the same period in the prior year.

For the nine months ended September 30, 2012, MGE Energy's earnings were $54.0 million or $2.33 per share compared to $51.5 million or $2.23 per share for the same period in the prior year. MGE's earnings for the nine months ended September 30, 2012, were $35.9 million compared to $33.8 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
Business Segment:	2012	2011	2012	2011
Electric Utility	$19,654	$17,208	$34,721	$28,768
Gas Utility	(1,882)	(1,880)	1,887	5,762
Nonregulated Energy	4,533	4,469	13,527	13,397
Transmission Investment	1,371	1,297	4,045	3,842
All Other	(34)	(56)	(220)	(225)
Net Income	$23,642	$21,038	$53,960	$51,544

Our net income during the three months ended September 30, 2012, primarily reflects the effects of the following factor:

•

A 3.8% increase in retail electric revenues, driven by increased residential customer demand primarily as a result of warmer-than-normal weather. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 19% compared to the prior period.

Our net income during the nine months ended September 30, 2012, primarily reflects the effects of the following factors:

•

A 4.9% increase in retail electric revenues reflecting, in part, increased customer demand as a result of warmer-than-normal weather. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 32% compared to the prior period.

•

An 11.8% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 25% compared to the prior period.

During the first nine months of 2012, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE expects to incur capital expenditures as follows: $18 million for the remainder of 2012, $68 million in 2013, and $12 million in 2014. As of September 30, 2012, MGE has accumulated $42.3 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. Of this amount, MGE has accumulated $38.0 million in 2012. MGE has recognized $0.7 million (after tax) in AFUDC equity related to this project for the nine months ended September 30, 2012.

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

ATC: MGE Transco contributed $1.8 million for voluntary capital contributions to ATC for the nine months ended September 30, 2012.

Smart Grid Investment Grant: MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of September 30, 2012, MGE has spent $7.9 million related to these projects. Of this amount, $1.9 million was incurred during the nine months ended September 30, 2012. MGE also has outstanding agreements to purchase $0.6 million in smart grid related products for the remainder of 2012 and $1.3 million in 2013.

In the near term, several items may affect us, including:

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent, hazardous materials and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 43% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is involved in claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. MGE and the other co-owners are defending against these claims. See Columbia discussion in Footnote 8.a. in Notes to Consolidated Financial Statements.

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

Three Months Ended September 30, 2012 and 2011

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Residential	$42,652	$39,176	8.9%	264,217	251,426	5.1%
Commercial	60,317	59,131	2.0%	507,696	516,744	(1.8)%
Industrial	5,468	5,588	(2.1)%	65,994	71,591	(7.8)%
Other-retail/municipal	11,356	11,497	(1.2)%	118,548	132,721	(10.7)%
Total retail	119,793	115,392	3.8%	956,455	972,482	(1.6)%
Sales to the market	390	606	(35.6)%	2,802	4,376	(36.0)%
Adjustments to revenues	(1,269)	(1,035)	(22.6)%	-	-	- %
Total	$118,914	$114,963	3.4%	959,257	976,858	(1.8)%

Cooling degree days (normal 452)				729	612	19.1%

Electric operating revenues increased $4.0 million or 3.4% for the three months ended September 30, 2012, due to the following:

(In millions)
Rate changes	$6.3
Volume	(1.9)
Sales to the market	(0.2)
Adjustments to revenues	(0.2)
Total	$4.0

•

Rate changes. Rates charged to retail customers for the three months ended September 30, 2012, were 5.6% or $6.3 million higher than those charged during the same period in the prior year.

In December 2011, the PSCW authorized MGE to increase 2012 rates for retail electric customers by 4.3% or $15.7 million. The increase in retail electric rates is driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs.

35

•

Volume. During the three months ended September 30, 2012, there was a 1.6% decrease in total retail sales volumes compared to the same period in the prior year.

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

Electric fuel and purchased power

The expense for fuel for electric generation decreased $0.3 million or 1.6% during the three months ended September 30, 2012, compared to the same period in the prior year. Internal electric generation costs decreased $1.3 million as a result of a 7.6% decrease in the per-Unit cost (largely due to lower natural gas prices), which was offset by an increase of $1.0 million due to a 6.5% increase in volume.

Excluding the fuel rules adjustments discussed below, purchased power expense decreased $0.4 million during the three months ended September 30, 2012, compared to the same period in the prior year. A 16.9% decrease in the volume of purchased power from third parties lowered expense by $2.6 million, which was offset by a $2.2 million or 17.2% increase in the per-Unit cost of purchased power.

The PSCW has adopted new fuel rules effective January 1, 2011, that require MGE to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the third quarter of 2012, MGE's actual fuel costs fell below the lower end of this tolerance band which resulted in MGE deferring $3.2 million in fuel-related cost savings to be returned to customers and increased purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. In the third quarter of 2011, MGE reversed $2.7 million of incremental fuel-related costs deferred as of June 30, 2011, and increased purchased power costs (it was determined no fuel cost recovery would come from customers under the fuel rules). For the third quarter of 2012 compared to the prior year, the impact of these fuel rules adjustments was to create a difference in purchased power expense of $0.5 million. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $0.1 million ($0.5 million fuel rules difference less the $0.4 million decrease discussed above) during the three months ended September 30, 2012, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.6 million during the three months ended September 30, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$1.5
Increased customer service costs	0.2
Other	(0.1)
Total	$1.6

For the three months ended September 30, 2012, increased administrative and general costs are primarily due to increased pension costs and increased customer service costs are due to increased energy conservation costs.

Electric depreciation expense

Electric depreciation expense decreased $0.6 million for the three months ended September 30, 2012, compared to the same period in the prior year. This decrease is related to the retirement of Blount assets at the end of 2011 due to the switch from operating with coal to natural gas.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Residential	$8,004	$8,614	(7.1)%	5,658	5,939	(4.7)%
Commercial/Industrial	7,960	8,001	(0.5)%	17,175	13,008	32.0%
Total retail	15,964	16,615	(3.9)%	22,833	18,947	20.5%
Gas transportation	515	506	1.8%	6,310	6,367	(0.9)%
Other revenues	108	128	(15.6)%	-	-	- %
Total	$16,587	$17,249	(3.8)%	29,143	25,314	15.1%
Heating degree days (normal 182)				212	216	(1.9)%
Average Rate Per Therm of
Retail Customer	$0.699	$0.877	(20.3)%

Gas revenues decreased $0.7 million or 3.8% for the three months ended September 30, 2012. These changes are related to the following factors:

(In millions)
Gas costs/rates	$(4.1)
Gas deliveries	3.4
Total	$(0.7)

•

Gas costs/rates. The average retail rate per therm for the three months ended September 30, 2012, decreased 20.3% compared to the same period in 2011, reflecting lower natural gas commodity costs.

•

Retail gas deliveries. For the three months ended September 30, 2012, retail gas deliveries increased 20.5% compared to the same period in 2011.

Cost of gas sold

For the three months ended September 30, 2012, cost of gas sold decreased by $0.8 million, compared to the same period in the prior year. The volume of gas purchased increased 22.8%, which resulted in $1.8 million of increased expense. However, the cost per therm of natural gas decreased 9.6%, which resulted in $2.6 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.6 million for the three months ended September 30, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.5
Increased customer service costs	0.1
Increased distribution costs	0.1
Decreased customer accounts costs	(0.1)
Total	$0.6

Nonregulated Energy Operations - MGE Energy and MGE

For both the three months ended September 30, 2012 and 2011, net income at the nonregulated energy operations segment was $4.5 million. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended September 30, 2012, other income at the transmission investment segment was $2.3 million compared to $2.2 million for the same period in 2011. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended September 30, 2012, is 37.6% compared to 37.3% for the same period in 2011, and MGE's effective income tax rate for the three months ended September 30, 2012, is 37.6% compared to 37.1% for the same period in 2011.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended September 30,
(in millions)	2012	2011
MGE Power Elm Road	$3.7	$3.7
MGE Power West Campus	$1.9	$1.9
MGE Transco	$0.6	$0.5

Nine Months Ended September 30, 2012 and 2011

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Residential	$102,481	$97,225	5.4%	646,238	638,925	1.1%
Commercial	160,309	152,751	4.9%	1,400,390	1,398,161	0.2%
Industrial	15,130	14,993	0.9%	191,363	201,815	(5.2)%
Other-retail/municipal	29,886	28,583	4.6%	334,097	336,788	(0.8)%
Total retail	307,806	293,552	4.9%	2,572,088	2,575,689	(0.1)%
Sales to the market	1,144	1,489	(23.2)%	25,760	32,634	(21.1)%
Adjustments to revenues	(3,761)	(3,237)	(16.2)%	-	-	- %
Total	$305,189	$291,804	4.6%	2,597,848	2,608,323	(0.4)%

Cooling degree days (normal 622)				1,065	804	32.5%

Electric operating revenues increased $13.4 million or 4.6% for the nine months ended September 30, 2012, due to the following:

(In millions)
Rate changes	$14.7
Volume	(0.4)
Sales to the market	(0.3)
Adjustments to revenues	(0.6)
Total	$13.4

38

•

Rate changes. Rates charged to retail customers for the nine months ended September 30, 2012, were 5.0% or $14.7 million higher than those charged during the same period in the prior year.

In December 2011, the PSCW authorized MGE to increase 2012 rates for retail electric customers by 4.3% or $15.7 million. The increase in retail electric rates is driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs.

•

Volume. During the nine months ended September 30, 2012, there was a 0.1% decrease in total retail sales volumes compared to the same period in the prior year.

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

Electric fuel and purchased power

The expense for fuel for electric generation decreased $2.6 million or 6.6% during the nine months ended September 30, 2012, compared to the same period in the prior year. Internal electric generation costs decreased $2.8 million as a result of a 7.2% decrease in the per-unit cost (largely due to lower natural gas prices), and higher generation volumes of 0.7% or $0.2 million.

Excluding the fuel rules adjustments discussed below, purchased power expense decreased $0.9 million during the nine months ended September 30, 2012, compared to the same period in the prior year, due to a 1.7% decrease in the volume of power purchased from third parties.

The PSCW has adopted new fuel rules effective January 1, 2011, that require MGE to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the nine months ended September 30, 2012, MGE's actual fuel costs fell below the lower end of this tolerance band, which resulted in MGE deferring $5.9 million in fuel-related cost savings to be returned to customers and increased purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $5.0 million ($5.9 million fuel rules difference less the $0.9 million decrease discussed above) during the nine months ended September 30, 2012, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $4.0 million during the nine months ended September 30, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$4.3
Increased customer services costs	0.8
Increased distribution costs	0.7
Increased transmission costs	0.4
Decreased production costs	(2.2)
Total	$4.0

For the nine months ended September 30, 2012, increased administrative and general costs are primarily due to increased pension costs. Increased customer service costs are due to higher energy conservation spending. Increased distribution costs are due to increased overhead line expenses. Production costs decreased primarily due to decreased costs at Columbia and the Elm Road Units.

Electric depreciation expense

Electric depreciation expense decreased $1.6 million for the nine months ended September 30, 2012, compared to the same period in the prior year. This decrease is related to the retirement of Blount assets at the end of 2011 due to the switch from operating with coal to natural gas.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Residential	$51,620	$67,180	(23.2)%	51,246	64,827	(20.9)%
Commercial/Industrial	38,521	50,183	(23.2)%	72,743	75,265	(3.4)%
Total retail	90,141	117,363	(23.2)%	123,989	140,092	(11.5)%
Gas transportation	1,744	1,909	(8.6)%	22,726	26,287	(13.5)%
Other revenues	350	476	(26.5)%	-	-	- %
Total	$92,235	$119,748	(23.0)%	146,715	166,379	(11.8)%
Heating degree days (normal 4,582)				3,581	4,805	(25.5)%
Average Rate Per Therm of
Retail Customer	$0.727	$0.838	(13.2)%

Gas revenues decreased $27.5 million or 23.0% for the nine months ended September 30, 2012. These changes are related to the following factors:

(In millions)
Gas costs/rates	$(13.7)
Gas deliveries	(13.5)
Transportation and other effects	(0.3)
Total	$(27.5)

•

Retail gas deliveries. For the nine months ended September 30, 2012, retail gas deliveries decreased 11.5% compared to the same period in 2011, as a result of milder weather during the winter months.

•

Gas costs/rates. The average retail rate per therm for the nine months ended September 30, 2012, decreased 13.2% compared to the same period in 2011, reflecting lower natural gas commodity costs.

Cost of gas sold

For the nine months ended September 30, 2012, cost of gas sold decreased by $22.1 million, compared to the same period in the prior year. The volume of purchased gas decreased 12.0%, which resulted in $8.6 million of decreased expense. In addition, the cost per therm of natural gas decreased 21.3%, which resulted in $13.5 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $2.2 million for the nine months ended September 30, 2012, compared to the same period a year ago. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$1.2
Increased distribution costs	0.4
Increased customer service costs	0.4
Increased customer accounts costs	0.2
Total	$2.2

For the nine months ended September 30, 2012, increased administrative general costs are primarily due to increased pension costs.

Nonregulated Energy Operations - MGE Energy and MGE

For the nine months ended September 30, 2012 and 2011, net income at the nonregulated energy operations segment was $13.5 million and $13.4 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the nine months ended September 30, 2012 and 2011, other income at the transmission investment segment was $6.8 million and $6.4 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the nine months ended September 30, 2012, is 37.7% compared to 37.3% for the same period in 2011, and MGE's effective income tax rate for the nine months ended September 30, 2012, is 37.7% compared to 37.3% for the same period in 2011.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Nine Months Ended
	September 30,
(in millions)	2012	2011
MGE Power Elm Road	$11.1	$10.9
MGE Power West Campus	$5.6	$5.6
MGE Transco	$1.6	$1.4

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the nine months ended September 30, 2012, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of this Report and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2011 Annual Report on Form 10-K.

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

Purchase Contracts - MGE Energy and MGE

MGE Energy and MGE have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of September 30, 2012, the future commitments related to these purchase contracts were as follows:

(In thousands)	2012	2013	2014	2015	2016
Coal(a)	$2,483	$21,884	$9,459	$6,340	$1,623
Natural gas supply(b)	12,872	13,192	-	-	-
Purchase Power(c)	39,266	51,455	49,372	47,523	48,491
	$54,621	$86,531	$58,831	$53,863	$50,114

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

(c)

MGE has several purchase power agreements to help meet future electric supply requirements. Management expects to recover these costs in future customer rates.

Smart Grid Investment Grant - MGE Energy and MGE

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of September 30, 2012, MGE has spent $7.9 million related to these projects and has outstanding agreements to purchase $0.6 million in smart grid related products for the remainder of 2012 and $1.3 million in 2013.

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

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the nine months ended September 30, 2012 and 2011:

	MGE Energy		MGE
(In thousands)	2012	2011	2012	2011
Cash provided by/(used for):
Operating activities	$115,886	$106,525	$113,569	$105,041
Investing activities	(68,188)	(47,889)	(67,955)	(45,374)
Financing activities	(29,664)	(20,853)	(29,976)	(37,664)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the nine months ended September 30, 2012, was $115.9 million, an increase of $9.4 million when compared to the same period in the prior year primarily related to lower income taxes as a result of the bonus depreciation related to ERGS.

MGE Energy's net income increased $2.4 million for the nine months ended September 30, 2012, when compared to the same period in the prior year.

The cash flows for the nine months ended September 30, 2012, reflect a $37.8 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to bonus depreciation related to ERGS.

Working capital accounts resulted in $22.4 million in cash used by operating activities for the nine months ended September 30, 2012, primarily due to increased prepaid taxes and decreased accounts payable, partially offset by decreased receivable – margin and decreased unbilled revenues. Working capital accounts resulted in $17.3 million in cash provided by operating activities for the nine months ended September 30, 2011, primarily due to decreased unbilled, decreased accounts receivable, and decreased prepaid taxes, partially offset by decreased accounts payable.

An increase in pension contribution resulted in an additional $1.9 million in cash used by operating activities for the nine months ended September 30, 2012, when compared to the same period in the prior year. These contributions include amounts to comply with the minimum funding standards of the Employee Retirement Income Security Act (ERISA) and the Pension Protection Act of 2006, as well as additional discretionary contributions.

MGE

Cash provided by operating activities for the nine months ended September 30, 2012, was $113.6 million, an increase of $8.5 million when compared to the same period in the prior year primarily related to lower income taxes as a result of the bonus depreciation related to ERGS.

Net income increased $2.4 million for the nine months ended September 30, 2012, when compared to the same period in the prior year.

The cash flows for the nine months ended September 30, 2012, reflect a $37.8 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to bonus depreciation related to ERGS.

Working capital accounts resulted in $24.5 million in cash used by operating activities for the nine months ended September 30, 2012, primarily due to increased prepaid taxes and decreased accounts payable, partially offset by decreased receivable – margin and decreased unbilled revenues. Working capital accounts resulted in $15.9 million in cash provided by operating activities for the nine months ended September 30, 2011, primarily due to decreased unbilled, decreased accounts receivable, and decreased prepaid taxes, partially offset by decreased accounts payable.

An increase in pension contribution resulted in an additional $1.9 million in cash used by operating activities for the nine months ended September 30, 2012, when compared to the same period in the prior year. These contributions include amounts to comply with the minimum funding standards of ERISA and the Pension Protection Act of 2006, as well as additional discretionary contributions.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $20.3 million for the nine months ended September 30, 2012, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2012, were $65.9 million. This amount represents an increase of $21.1 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $30.8 million.

Cash used for investing activities for the nine months ended September 30, 2011, also included land purchased for investing purposes of $2.2 million.

MGE

MGE's cash used for investing activities increased $22.6 million for the nine months ended September 30, 2012, when compared to the same period in the prior year.

Capital expenditures for the nine months ended September 30, 2012, were $65.9 million. This amount represents an increase of $21.1 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $30.8 million.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $29.7 million for the nine months ended September 30, 2012, compared to $20.9 million of cash used for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, dividends paid were $26.8 million compared to $26.2 million in the prior year. This increase was a result of a higher dividend per share ($1.161 vs. $1.133).

During the nine months ended September 30, 2012, MGE issued and retired $28.0 million of long-term debt. During the nine months ended September 30, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

For the nine months ended September 30, 2011, net short-term debt repayments were $22.5 million reflecting the use of proceeds from the MGE Power Elm Road long-term debt issue.

MGE

During the nine months ended September 30, 2012, cash used for MGE's financing activities was $30.0 million compared to $37.7 million of cash used by MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $13.5 million for the nine months ended September 30, 2012, compared to $19.9 million in the prior year.

During the nine months ended September 30, 2012, MGE issued and retired $28.0 million of long-term debt. During the nine months ended September 30, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

Distributions to parent from noncontrolling interest were $15.5 million for the nine months ended September 30, 2012. As a result of the long-term debt financing by MGE Power Elm Road, distributions to parent from noncontrolling interest were $43.0 million for the nine months ended September 30, 2011. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

In addition, for the nine months ended September 30, 2011, net short-term debt repayments were $3.5 million.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	September 30, 2012	December 31, 2011
Common shareholders' equity	61.5%	60.2%
Long-term debt*	38.5%	39.8%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the nine months ended September 30, 2012, capital expenditures for MGE Energy and MGE totaled $65.9 million, which included $65.3 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE expects to incur capital expenditures as follows: $18 million for the remainder of 2012, $68 million in 2013, and $12 million in 2014. As of September 30, 2012, MGE had incurred $35.1 million (excluding carrying costs) in construction expenditures at Columbia related to the project and had accrued $7.2 million in incurred, but unpaid capital expenditures. MGE has recognized $0.7 million (after tax) in AFUDC equity related to this project for the nine months ended September 30, 2012.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the nine months ended September 30, 2012. Further discussion of environmental matters is included in MGE Energy's and MGE's 2011 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

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

Vacation of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

EPA has so far promulgated three interstate air pollution rules [the NOx SIP Call, the Clean Air Interstate Rule (CAIR) and the Cross-State Air Pollution Rule (CSAPR)] which were each designed to reduce nitrogen oxide (NOx) and/or sulphur dioxide (SO2) air emissions from electric generating units (EGUs) located in Wisconsin and other states. NOx and SO2 interact in the atmosphere to form ambient ozone and fine particulate matter pollution. As explained below, only the CAIR currently affects MGE's generation assets.

In 2000, the U.S. Court of Appeals for the D.C. Circuit held that Wisconsin had been illegally included in a portion of the NOx SIP Call, but stayed the remaining legal challenges to the rule pending EPA's development of additional interstate transport rules. At this time, the requirements of the NOx SIP Call and the costs of compliance remain uncertain.

In 2005, EPA promulgated the CAIR imposing additional controls on NOx and SO2 emissions from EGUs located in Wisconsin and other states. However, in December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA with directions to revise or replace the rule. The Court's remand order directed that the CAIR remain in effect until the EPA promulgated a replacement rule. The Court's order did not include a deadline for the EPA to act.

In August 2011, the EPA responded to the remand of the CAIR by promulgating the CSAPR. However, in August, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid replacement rule. The EPA has petitioned the U.S. Court of Appeals for the D.C. Circuit to reconsider its decision en banc. At this time, the CAIR remains currently effective.

Our evaluation of the CAIR demonstrates that MGE will be in compliance with the CAIR's Phase I requirements without capital expenditures or modifications to our operations. We have also evaluated our potential expenditures if the CAIR remains in place for the Phase II reductions. New SO2 controls at Columbia are already underway and are planned to be completed by mid to late 2014 (see the discussion regarding the Columbia Environmental Project below). Once the new environmental control project is completed at Columbia, it is expected that the plant will emit below anticipated Phase II CAIR allocation levels. MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates.

See Footnote 8.a for additional discussion regarding CSAPR and the CAIR.

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

There continues to be an open rehearing request at FERC and a petition at the U.S. Court of Appeals. There is potential that MGE would have to pay back the refund received from PJM.

Ratification of Union Agreements

MGE has employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electric Workers and also has employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expired on April 30, 2012. On May 31, 2012, both unions ratified their respective labor agreements, which will be in effect from May 1, 2012, until April 30, 2015.

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

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its most recent rate proceeding. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual fuel rules costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual fuel rules costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2012, fuel and purchased power costs included in MGE's base fuel rates are $100.7 million. See Footnote 10.b. for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At September 30, 2012, the fair value of these instruments exceeded their cost basis by $1.8 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE the option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at September 30, 2012, reflects a loss position of $77.1 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of September 30, 2012, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the third quarter of 2012, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of September 30, 2012, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended September 30, 2012, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.d. for more information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*

Period
July 1-31, 2012	31,350	$48.19	-	-
August 1-31, 2012	23,315	49.50	-	-
September 1-30, 2012	70,648	52.37	-	-
Total	125,313	$50.80	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: November 6, 2012	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2012	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: November 6, 2012	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: November 6, 2012	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

