Form 10-K
period 2012-12-31
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2013-02-26
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2012

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53703 (608) 252-7000 www.mge.com	39-0444025

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

	Title of Class	Name of Each Exchange on which Registered
MGE Energy, Inc.	Common Stock, $1 Par Value Per Share	The Nasdaq Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class
Madison Gas and Electric Company	Common Stock, $1 Par Value Per Share

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

MGE Energy, Inc.	Yes [X] No [ ]
Madison Gas and Electric Company	Yes [X] No [ ]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files): Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

MGE Energy, Inc.	Yes [ ] No [X]
Madison Gas and Electric Company	Yes [ ] No [X]

The aggregate market value of the voting and nonvoting common equity held by nonaffiliates of each registrant as of June 30, 2012, was as follows:

MGE Energy, Inc.	$1,090,221,546
Madison Gas and Electric Company	$0

The number of shares outstanding of each registrant's common stock as of February 1, 2013, were as follows:

MGE Energy, Inc.	23,113,638
Madison Gas and Electric Company	17,347,894

DOCUMENTS INCORPORATED BY REFERENCE

Portions of MGE Energy, Inc.'s definitive proxy statement to be filed on or before March 28, 2013, relating to its annual meeting of shareholders, are incorporated by reference into Part III of this annual report on Form 10-K.

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

4

Where to Find More Information

4

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

5

PART I.

7

Item 1. Business.

7

Item 1A. Risk Factors.

14

Item 1B. Unresolved Staff Comments.

18

Item 2. Properties.

18

Item 3. Legal Proceedings.

19

Item 4. Mine Safety Disclosures.

19

PART II.

20

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.  20

Item 6. Selected Financial Data.

23

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

45

Item 8. Financial Statements and Supplementary Data.

48

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

105

Item 9A. Controls and Procedures.

105

Item 9B. Other Information.

105

PART III.

106

Item 10. Directors, Executive Officers, and Corporate Governance.

106

Item 11. Executive Compensation.

106

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

106

Item 13. Certain Relationships and Related Transactions, and Director Independence.

106

Item 14. Principal Accounting Fees and Services.

107

PART IV.

108

Item 15. Exhibits and Financial Statement Schedules.

108

Signatures - MGE Energy, Inc.

117

Signatures - Madison Gas and Electric Company

118

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
Alliant	Alliant Energy Corporation
ANR	ANR Pipeline Company
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
ATC	American Transmission Company LLC
BACT	Best Available Control Technology
BART	Best Available Retrofit Technology
Bechtel	Bechtel Power Corporation
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
CO2	Carbon Dioxide
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
cooling degree days	Measure of the extent to which the average daily temperature is above 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide cooling
COSO	Committee of Sponsoring Organizations
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
CWDC	Central Wisconsin Development Corporation
DNR	Department of Natural Resources
DOE	United States Department of Energy
Dth	Dekatherms
EEI	Edison Electric Institute
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
ICF	Insurance Continuance Fund
IRS	Internal Revenue Service
kV	Kilovolt
kVA	Kilovolt Ampere

kWh	Kilowatt-hour
LIBOR	London Inter Bank Offer Rate
MACT	Maximum Achievable Control Technology
MATs	Mercury and Air Toxins Standards
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
Nasdaq	The Nasdaq Stock Market
NERC	North American Electric Reliability Corporation
NGCC	Natural Gas Combined Cycle
NNG	Northern Natural Gas Company
NO2	Nitrogen Dioxide
NODA	Notices of Data Availability
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
NYSE	New York Stock Exchange
OPRB	Other Postretirement Benefits
PCBs	Polychlorinated Biphenyls
PGA	Purchased Gas Adjustment clause
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PPACA	Patient Protection and Affordable Care Act
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
REC	Renewable Energy Credit
RICE	Reciprocating Internal Combustion Engine
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
WRERA	Worker, Retiree and Employer Recovery Act of 2008

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

MGE's utility operations represent a majority of the assets, liabilities, revenues, expenses, and operations of MGE Energy. MGE Energy's nonregulated energy operations currently include an undivided interest in two coal-fired generating units located in Oak Creek, Wisconsin, which we refer to as the Elm Road Units, and an undivided interest in a cogeneration facility located on the Madison campus of the University of Wisconsin, which we refer to as the West Campus Cogeneration Facility or WCCF.

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

MGE Energy was organized as a Wisconsin corporation in 2001. MGE was organized as a Wisconsin corporation in 1896. Their principal offices are located at 133 South Blair Street, Madison, Wisconsin 53703, and their telephone number is 608-252-7000.

Electric Utility Operations

MGE distributes electricity in a service area covering a 316 square-mile area of Dane County, Wisconsin. The service area includes the city of Madison, Wisconsin. It owns or leases ownership interests in electric generation facilities located in Wisconsin and Iowa.

At December 31, 2012, MGE supplied electric service to approximately 140,000 customers, with approximately 90% located in the cities of Fitchburg, Madison, Middleton, and Monona and 10% in adjacent areas. Of the total number of customers, approximately 86% were residential and 14% were commercial or industrial. Electric retail revenues for 2012, 2011, and 2010 were comprised of the following:

	Year Ended December 31,
	2012	2011	2010
Residential	32.9%	32.9%	33.2%
Commercial	52.4%	52.2%	51.8%
Industrial	4.9%	5.1%	5.5%
Public authorities (including the UW)	9.8%	9.8%	9.5%
Total	100.0%	100.0%	100.0%

Electric operations accounted for approximately 73.7%, 69.5%, and 68.5% of MGE's total 2012, 2011, and 2010 regulated revenues, respectively.

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

Transmission

American Transmission Company LLC (ATC) is owned by the utilities that contributed facilities or capital to it in accordance with Wisconsin law. ATC's purpose is to provide reliable, economic transmission service to all customers in a fair and equitable manner. ATC plans, constructs, operates, maintains, and expands transmission facilities that it owns to provide adequate and reliable transmission of power. ATC is regulated by FERC for all rate terms and conditions of service and is a transmission-owning member of the MISO.

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

Fuel supply and generation

MGE satisfies its customers' electric demand with internal generation and purchased power. During the years ended December 31, 2012, 2011, and 2010, MGE's electric energy delivery requirements were satisfied by the following sources:

	Year Ended December 31,
	2012	2011	2010
Coal	50.1%	54.8%	50.4%
Natural gas	8.7%	4.7%	4.2%
Fuel oil	0.1%	0.1%	0.1%
Renewable sources	2.7%	2.8%	2.6%
Purchased power
Renewable	8.4%	7.9%	7.2%
Other	30.0%	29.7%	35.5%
Total	100.0%	100.0%	100.0%

Sources used depend on market prices, generating unit availability, weather, and customer demand.

Coal

MGE and two other utilities jointly own Columbia, a coal-fired generating facility, which accounts for 29% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL (a subsidiary of Alliant), which operates Columbia, and WPSC. The Columbia units burn low-sulfur coal obtained (pursuant to contracts from one to five years in length) from the Powder River Basin coal fields located in Wyoming. The coal inventory supply for the Columbia units increased from approximately 31 days on December 31, 2011, to approximately 37 days on December 31, 2012. The co-owners' current goal is to maintain approximately a 35 day inventory.

MGE Power Elm Road and two other owners own undivided interests in the coal-fired Elm Road Units in Oak Creek, Wisconsin, which accounts for 14% of MGE's net summer rated capacity. Power from this facility is shared in proportion to each owner's ownership interest. MGE Power Elm Road owns an 8.33% ownership interest in the Elm Road Units and its interest in the Elm Road Units is leased to MGE. The other owners are Wisconsin Energy Corporation (which owns approximately 83% of the Elm Road Units and is the operator of those units) and WPPI Energy, Inc. The Elm Road Units burn bituminous coal obtained (pursuant to contracts) from northern West Virginia and southwestern Pennsylvania. MGE's share of the coal inventory supply for the Elm Road Units increased from approximately 36 days on December 31, 2011, to approximately 49 days on December 31, 2012.

See discussion below under Nonregulated Operations regarding MGE's interest in the Elm Road Units.

Natural gas and oil

MGE owns gas-fired combustion turbines. These turbines are primarily located in Madison and Marinette, Wisconsin, and have a total of 155 MW of net summer rated capacity.

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

Purchased power

MGE enters into short and long-term purchase power commitments with third parties to meet a portion of its anticipated electric energy supply needs. The following table identifies purchase power commitments at December 31, 2012, with unaffiliated parties for the next five years.

(Megawatts)	2013	2014	2015	2016	2017
Purchase Power Commitments	253.6	153.6	153.6	153.6	153.6

Gas Utility Operations

MGE transports and distributes natural gas in a service area covering 1,631 square miles in seven south-central Wisconsin counties. The service area includes the city of Madison, Wisconsin and surrounding areas.

At December 31, 2012, MGE supplied natural gas service to approximately 145,000 customers in the cities of Elroy, Fitchburg, Lodi, Madison, Middleton, Monona, Prairie du Chien, Verona, and Viroqua; 24 villages; and all or parts of 45 townships. Of the total number of customers, approximately 89% were residential and 11% were commercial or industrial.

Gas revenues for 2012, 2011, and 2010 were comprised of the following:

	Year Ended December 31,
	2012	2011	2010
Residential	56.1%	56.5%	56.0%
Commercial	32.9%	34.4%	34.3%
Industrial	8.9%	7.2%	7.9%
Transportation service and other	2.1%	1.9%	1.8%
Total	100.0%	100.0%	100.0%

Gas operations accounted for approximately 26.3%, 30.5%, and 31.5% of MGE's total 2012, 2011, and 2010 regulated revenues, respectively.

MGE can curtail gas deliveries to its interruptible customers. Approximately 20% and 14% of retail gas deliveries in 2012 and 2011, respectively, were to interruptible customers.

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

By contract, a total of 5,399,949 Dth of gas can be injected into ANR's storage fields in Michigan from April 1 through October 31. These gas supplies are then available for withdrawal during the subsequent heating season, November 1 through March 31. Using storage allows MGE to buy gas supplies during the summer season, when prices are normally lower, and withdraw these supplies during the winter season, when prices are typically higher. Storage also gives MGE more flexibility in meeting daily load fluctuations.

MGE's contracts for firm transportation service of gas include winter maximum daily quantities of:

•

162,150 Dth (including 96,078 Dth of storage withdrawals) on ANR.

•

60,108 Dth on NNG.

Nonregulated Energy Operations

MGE Energy, through its subsidiaries, has developed generation sources that assist MGE in meeting the electricity needs of its customers.

Elm Road

MGE Power Elm Road and two other owners own undivided interests in the coal-fired Elm Road Units in Oak Creek, Wisconsin. Unit 1 entered commercial operation in February 2010, and has the capacity to produce 615 MW of electricity. Unit 2 entered commercial operation in January 2011, and has the capacity to produce 615 MW of electricity. Wisconsin Energy Corporation owns approximately 83% of the Elm Road Units and is the operator for those units. MGE Power Elm Road owns an 8.33% ownership interest in both units. Both units are used to provide electricity to MGE's customers.

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

Transmission Investments

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE. At December 31, 2012, MGE Transco held a 3.6% ownership interest in ATC.

In April 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company (DATC), that seeks to build, own, and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity.

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

Vacation of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

EPA has promulgated three interstate air pollution rules consisting of the NOx SIP Call, the Clean Air Interstate Rule (CAIR), and the Cross-State Air Pollution Rule (CSAPR). These rules were each designed to reduce nitrogen oxide (NOx) and/or sulfur dioxide (SO2) air emissions from electric generating units (EGUs) located in Wisconsin and other states. NOx and SO2 interact in the atmosphere to form ambient ozone and fine particulate matter pollution. As explained below, only the CAIR currently affects MGE's generation assets.

In 2000, the U.S. Court of Appeals for the D.C. Circuit held that Wisconsin had been illegally included in a portion of the NOx SIP Call, but stayed the remaining legal challenges to the rule pending EPA's development of additional interstate transport rules. At this time, the requirements of the NOx SIP Call and the costs of compliance remain uncertain in view of the developments affecting the interstate transport rules.

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

In August 2011, the EPA responded to the remand of the CAIR by promulgating the CSAPR. However, in August, 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid alternative program to control interstate pollution. In January 2013, the U.S. Court of Appeals for the D.C. Circuit denied EPA's petition for reconsideration decision en banc. At this time, the CAIR remains currently effective.

The CAIR generally requires NOx and SO2 emission reductions from fossil fuel-fired EGUs (25 MW or greater) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase, scheduled to begin in 2015, reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road Units, and its combustion turbines located in West Marinette and Fitchburg.

Our evaluation of the CAIR demonstrates that MGE is in compliance with the CAIR's Phase I requirements without capital expenditures or modifications to our operations. We have also evaluated our potential expenditures if the CAIR remains in place for the Phase II reductions. Based on our Phase II evaluation, MGE will be able to meet Phase II NOx emissions reductions through using our NOx allowances provided through the rule, and we will meet Phase II SO2 emissions reductions through installation of pollution controls. New SO2 controls at Columbia are already underway and are planned to be completed by early 2014 (see the discussion regarding the Columbia Environmental Project below). Once the new environmental control project is completed at Columbia, it is expected that the plant will emit SO2 below anticipated Phase II CAIR allocation levels. MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates. MGE will continue monitoring the EPA's actions in response to the August 2012 CSAPR vacature, and the stayed NOx SIP Call litigation.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter, or PM) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution retrofits to be installed at Columbia. The EPA had proposed that Columbia's compliance with emissions limitations in the CAIR and the CSAPR could also serve as compliance with the BART regulations for SO2 and NOx emissions. However, this proposal is now uncertain because of the D.C. Court of Appeals remanding the CAIR to EPA and vacating the CSAPR. At this time, the BART regulatory obligations, compliance strategies and costs remain uncertain.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In September 2010, the Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. See Footnote 18.e for additional information regarding these matters. MGE believes that the parties have reached a tentative agreement on the general terms of a settlement with the EPA and Sierra Club regarding various facilities, including Columbia. The parties are currently negotiating a consent decree based upon those general terms, which may change during the negotiations.

Solid Waste

Proposed Regulation of Coal Combustion Byproducts

The EPA published a proposed rule on May 4, 2010, to regulate coal combustion byproducts from the electric generating sector. If adopted, the final regulations may require new or additional monitoring of storage sites, may re-classify ash and other coal combustion byproducts, and may regulate ash storage site structural design. MGE is evaluating the impact of these proposed regulations on our operations. The EPA has indicated that the final rules will likely not be issued until late 2013 or early 2014. It is not possible for MGE to project the potential costs associated with the implementation of any of these initiatives until the rule is finalized.

Global climate change

MGE is a producer of GHG emissions, primarily from the fossil fuel generating facilities it utilizes to meet customers' energy needs, as well as from its natural gas pipeline system and fleet vehicles. Climate change and the regulatory response to it could significantly affect our operations in a number of ways, including increased operating costs and capital expenditures, restrictions on energy supply options, permitting difficulties, and emission limits. MGE management would expect to seek and receive rate recovery of such compliance costs, if and when required. MGE will continue to monitor proposed climate change legislation and regulation.

MGE is already addressing GHG emissions through voluntary actions. In 2005, MGE announced its Energy 2015 Plan, which commits to ensuring a balanced, economic energy supply with reduced environmental emissions. The Plan emphasizes increased renewable energy, energy efficiency, and new cleaner generation – three strategies that reduce GHG emissions. Under MGE's Energy 2015 Plan and other actions, our CO2 emissions are currently projected to decline from 2005 to 2015 even though total system energy is estimated to increase.

Climate Change Legislation

Federal Actions on Climate Change

Currently, there is no specific federal proposal for climate change legislation in 2013. Several bills related to GHG regulation including bills to limit, prevent or delay the EPA's regulation of GHGs under the current Clean Air Act have been proposed previously but none have become law to date.

State and Regional Actions on Climate Change

It is not expected that the Wisconsin Legislature will enact broad GHG regulation in 2013.

DNR's Green Tier Environmental Leadership Program

MGE is the first utility in Wisconsin to be designated to participate in the highest level (Tier 2) of the DNR's Green Tier environmental leadership program. MGE is only the fifth state company to achieve Tier 2 status. Green Tier encourages a collaborative approach to environmental performance between the DNR and Wisconsin businesses, local governments, and other organizations. As part of Green Tier, participants voluntarily commit to reducing their environmental footprint by developing proactive management strategies. These plans act as a roadmap, helping organizations see opportunities to adopt new technologies and practices to continually improve their environmental performance.

MGE is participating in the Green Tier program to continue its voluntary commitment to superior environmental performance. In cooperation with DNR, MGE will set goals to make significant environmental improvements.

Employees

As of December 31, 2012, MGE had 688 employees. MGE employs 210 employees who are covered by a collective bargaining agreement with Local Union 2304 of the International Brotherhood of Electrical Workers and 96 employees who are covered by a collective bargaining agreement with Local Union No. 39 of the Office and Professional Employees International Union. Both of these collective bargaining agreements expire on April 30, 2015. There are also 5 employees covered by a collective bargaining agreement with Local Union No. 2006, Unit 6 of the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial, and Service Workers International Union. This collective bargaining agreement expires on October 31, 2015.

Financial Information About Segments

See Footnote 23 of the Notes to Consolidated Financial Statements for financial information relating to MGE Energy's and MGE's business segments.

Executive Officers of the Registrants

Executive	Title	Effective Date	Service Years as an Officer
Gary J. Wolter(a) Age: 58	Chairman of the Board, President and Chief Executive Officer	02/01/2002	23
Lynn K. Hobbie(b) Age: 54	Senior Vice President	02/01/2000	18
Scott A. Neitzel(b) Age: 52	Senior Vice President Vice President – Energy Supply	01/01/2012 09/01/2006	15
Kristine A. Euclide(b) Age: 60	Vice President and General Counsel	11/15/2001	11
Craig A. Fenrick(b) Age: 53	Vice President – Electric Transmission and Distribution Assistant VP – Electric Transmission and Distribution	01/01/2012 09/01/2006	6
Jeffrey C. Newman(a) Age: 50	Vice President, Chief Financial Officer, Secretary and Treasurer Vice President and Treasurer	01/01/2009 01/01/2001	15
Peter J. Waldron(b) Age: 55	Vice President and Chief Information Officer Vice President and Operations Officer	01/01/2012 09/01/2006	16

Note: Ages, years of service, and positions as of December 31, 2012.

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

MGE burns natural gas in several of its peak electric generation facilities, and in many cases, the cost of purchased power is tied to the cost of natural gas. Under the electric fuel rules, MGE would defer electric fuel-related costs that fall outside a symmetrical cost tolerance band that is currently plus or minus 2%. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to its electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if its actual fuel costs fall outside the lower end of the range and would defer costs, less any excess revenues, if its actual fuel costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. MGE assumes the risks and benefits of variances that are within the cost tolerance band.

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

Numerous environmental laws and regulations govern many aspects of our present and future operations, including air emissions, water quality, wastewater discharges, solid waste, threatened and endangered species and hazardous waste. These evolving regulations can introduce uncertainty with respect to capital expenditures and operational planning, and can introduce costly delays if previous decisions need to be revisited as a result of judicial mandate or regulatory change. These regulations generally require us to obtain and comply with a wide variety of environmental permits and approvals, and can result in increased capital, operating, and other costs and operating restrictions, particularly with regard to enforcement efforts focused on obligations under existing regulations with respect to power plant emissions and compliance costs associated with regulatory requirements. These effects can be seen not only with respect to new construction but could also require the installation of additional control equipment or other compliance measures such as altered operating conditions at existing facilities.

In addition, we may be a responsible party for environmental clean-up at current or future sites identified as containing hazardous materials or to which waste was sent that is subsequently determined to be hazardous. It is difficult to predict the costs potentially associated with a site clean-up due to the potential joint and several liability for all potentially responsible parties, the nature of the clean-up required and the availability of recovery from other potentially responsible parties.

Additionally, depending on their form and phase-in provisions, GHG emission restrictions could have the potential for a significant financial impact on MGE, including the cost to install new emission control equipment, purchase allowances, or do fuel switching.

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

15

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

Weather conditions, accidents, and catastrophic events, including terrorism, cyber terrorism, and acts of sabotage or war, can result in damage or failures of equipment or facilities and disrupt or limit our ability to generate, transmit, transport, purchase, or distribute electricity and gas. Efforts to repair or replace equipment and facilities may take prolonged periods or may be unsuccessful, or we may be unable to make the necessary improvements to our operational system, causing service interruptions. The resulting interruption of services would result in lost revenues and additional costs. We are also exposed to the risk of accidents or other incidents that could result in damage to or destruction of our facilities or damage to persons or property. Such issues could adversely affect revenues or increase costs to repair and maintain our systems.

Failure to attract and retain an appropriately qualified workforce could affect our operations.

Events such as an aging workforce and retirement of key employees without appropriate replacements may lead to operating challenges and increased costs. Some of the challenges include lack of resources, loss of knowledge, and length of time period associated with skill development. Failure to identify qualified replacement employees could result in decreased productivity and increased safety costs. If we are unable to attract and retain an appropriately qualified workforce, our operations could be negatively affected.

We face construction risk in connection with the completion of the Columbia environmental project.

The large-scale environmental project at the Columbia generating facility, which is being managed by WPL as plant operator, is subject to various risks that could cause costs to increase or delays in completion. These risks include shortages of, the inability to obtain, the cost of, and the consistency of, labor, materials and equipment; the inability of the general contractor or subcontractors to perform under their contracts; the inability to agree to terms of contracts or disputes in contract terms; work stoppages; adverse weather conditions; the inability to obtain necessary permits in a timely manner; changes in applicable laws or regulations; adverse interpretation or enforcement of permit conditions; governmental actions; legal action; and unforeseen engineering or technology issues. If the construction project is over budget, we may not be able to recover those excess costs. Inability to recover excess costs, or inability to complete the project in a timely manner, could adversely impact our financial condition and results of operations.

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

As a holding company, we have no operations of our own, and our ability to pay dividends on our common stock is dependent on the earnings and cash flows of our operating subsidiaries and their ability to pay upstream dividends or to repay funds to us. Prior to funding us, our subsidiaries have financial obligations that must be satisfied, including among others, debt service and obligations to trade creditors, and are subject to contractual and regulatory restrictions on the payment of dividends.

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

Item 1B. Unresolved Staff Comments.

MGE Energy and MGE

None.

Item 2. Properties.

Electric Generation

Net summer rated capacity in service at December 31, 2012, was as follows:

				Net Summer
		Commercial		Rated
		Operation		Capacity(1)	No. of
Plants	Location	Date	Fuel	(MW)	Units
Steam plants:
Columbia	Portage, WI	1975 & 1978	Low-sulfur coal	225 (2,3)	2
Blount	Madison, WI	1957 & 1961	Gas	100 (7)	2
WCCF	Madison, WI	2005	Gas/oil	126 (4)	2
Elm Road Units	Oak Creek, WI	2010 & 2011	Coal	106 (2,5)	2
Combustion turbines	Madison, WI	1964-2000	Gas/oil	155 (6)	6
	Marinette, WI
Portable generators	Madison, WI	1998-2001	Diesel	50 (7)	54
Wind turbines	Townships of Lincoln
	and Red River, WI	1999	Wind	1 (7, 8)	17
	Township of
	Brookfield, IA	2008	Wind	3 (7,9)	18
Total				766

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

(7)

These facilities are owned by MGE.

(8)

Nameplate capacity rating is 11 MW.

(9)

Nameplate capacity rating is 30 MW.

Electric and Gas Distribution Facilities

Major electric distribution lines and substations in service at December 31, 2012, which are owned by MGE, are as follows:

	Miles
Distribution lines:	Overhead	Underground
13.8 kV and under	894	1,143

Distribution:	Substations	Installed Capacity (kVA)
69-13.8 kV	27	1,243,500
13.8-4 kV	28	275,300

Gas facilities include 2,466 miles of distribution mains, which are owned by MGE.

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

Encumbrances

The principal plants and properties of MGE are subject to the lien of its Indenture of Mortgage and Deed of Trust dated as of January 1, 1946, as amended and supplemented, under which MGE's first mortgage bonds are issued. As of December 31, 2012, there were $1.2 million of first mortgage bonds outstanding. See Footnote 9 for additional information regarding MGE's first mortgage bonds.

MGE Power Elm Road has collaterally assigned its right to lease payments from MGE for the Elm Road Units in order to secure the repayment of $73.3 million of senior secured notes issued by MGE Power Elm Road. See Footnote 9 for additional information regarding these senior notes.

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

See "Environmental" under Item 1, Business, and Footnote 18.e for a description of several environmental proceedings involving MGE. See Footnote 18.f for a description of other legal matters.

Item 4. Mine Safety Disclosures.

MGE Energy and MGE

Not applicable.

PART II.

Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for Common Equity

MGE Energy

MGE Energy common stock is traded on Nasdaq under the symbol MGEE. On February 1, 2013, there were approximately 36,421 shareholders of record. The following table shows high and low sale prices for the common stock on Nasdaq for each quarter over the past two years.

	Common stock price range
	2012		2011
	High	Low	High	Low
Fourth quarter	$53.97	$47.24	$47.85	$39.30
Third quarter	$56.06	$46.79	$43.06	$37.06
Second quarter	$47.82	$43.10	$42.72	$39.55
First quarter	$47.23	$43.03	$43.46	$38.99

MGE

As of February 1, 2013, there were 17,347,894 outstanding shares of common stock, all of which were held by MGE Energy. There is no market for shares of common stock of MGE.

Dividends

MGE Energy

The following table sets forth MGE Energy's quarterly cash dividends per share declared during 2012 and 2011:

(Per share)	2012	2011
Fourth quarter	$0.395	$0.383
Third quarter	$0.395	$0.383
Second quarter	$0.383	$0.375
First quarter	$0.383	$0.375

MGE

The following table sets forth MGE's quarterly cash dividends declared during 2012 and 2011:

(In thousands)	2012	2011
Fourth quarter	$6,948	$6,728
Third quarter	$-	$6,728
Second quarter	$6,728	$6,596
First quarter	$6,728	$6,596

See discussion below as well as the "Liquidity and Capital Resources - Financing Activities" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of restrictions applicable to dividend payments by MGE.

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay annual dividends in excess of $39.8 million plus dividends on MGE Energy shares issued in excess of the issued share number used in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2012, is 58.3%, as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $20.4 million to MGE Energy in 2012. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2012, approximately $281.6 million was available for the payment of dividends under this covenant.

Issuer Purchases of Equity Securities

MGE Energy

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
October 1-31, 2012	31,144	$52.82	-	-
November 1-30, 2012	38,805	50.39	-	-
December 1-31, 2012	73,100	51.68	-	-
Total	143,049	$51.58	-	-

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

MGE

None.

Stock Performance Graph

The performance graph below illustrates a five-year comparison of cumulative total returns based on an initial investment of $1,000 in MGE Energy common stock, as compared with the Russell 2000 and the EEI Index for the period 2008 through 2012. The EEI Index reflects the consolidated performance of Edison Electric Institute investor-owned electric utilities.

Value of Investment at December 31,

	2007	2008	2009	2010	2011	2012
MGEE	$1,000	$970	$1,099	$1,369	$1,552	$1,747
Russell 2000	1,000	662	842	1,068	1,024	1,191
EEI Index	1,000	741	820	878	1,054	1,076

Item 6. Selected Financial Data.

MGE Energy

(In thousands, except per share amounts)

	For the years ended December 31,
	2012	2011	2010	2009	2008

Summary of Operations
Operating revenues:
Regulated electric	$392,365	$375,858	$360,729	$332,324	$345,962
Regulated gas	139,727	165,271	165,915	192,334	242,598
Nonregulated	9,231	5,253	5,947	9,161	7,433
Total	541,323	546,382	532,591	533,819	595,993
Operating expenses	410,200	421,170	418,931	431,296	491,418
Other general taxes	18,360	17,344	17,058	17,858	16,793
Operating income	112,763	107,868	96,602	84,665	87,782
Other income, net	10,069	9,214	11,093	8,096	8,044
Interest expense, net	(19,467)	(20,162)	(16,157)	(13,594)	(14,002)
Income before taxes	103,365	96,920	91,538	79,167	81,824
Income tax provision	(38,919)	(35,992)	(33,820)	(28,170)	(29,056)
Net income	$64,446	$60,928	$57,718	$50,997	$52,768
Average shares outstanding	23,114	23,114	23,114	23,070	22,197
Basic and diluted earnings per share	$2.79	$2.64	$2.50	$2.21	$2.38
Dividends declared per share	$1.56	$1.52	$1.49	$1.46	$1.43

Assets
Electric	$888,444	$794,738	$721,721	$695,897	$677,540
Gas	285,468	285,702	257,505	249,610	284,211
Assets not allocated	18,559	32,882	22,079	22,342	14,642
Nonregulated energy operations	323,216	299,421	300,862	292,101	271,568
Transmission investments	61,064	57,006	54,241	51,728	46,292
All others	413,291	401,862	376,219	389,744	381,433
Eliminations	(403,118)	(412,729)	(414,734)	(419,537)	(407,411)
Total	$1,586,924	$1,458,882	$1,317,893	$1,281,885	$1,268,275

Capitalization including Short-Term Debt
Common shareholders' equity	$579,429	$550,952	$525,080	$501,795	$478,202
Long-term debt*	361,504	363,570	336,018	322,470	272,408
Short-term debt	-	-	22,500	64,500	124,500
Total capitalization and short-term debt	$940,933	$914,522	$883,598	$888,765	$875,110

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 140,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 145,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

Our nonregulated energy operations own interests in electric generating capacity that is leased to MGE. The ownership/leasing structure was adopted under applicable state regulatory guidelines for MGE's participation in these generation facilities, consisting principally of a stable return on the equity investment in the new generation facilities over the term of the related leases. The nonregulated energy operations include an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin and a partial ownership of a cogeneration project on the UW-Madison campus. A third party operates the units in Oak Creek, and MGE operates the cogeneration project. Due to the nature of MGE's participation in these facilities, the results of our nonregulated operations are also consolidated into MGE's consolidated financial position and results of operations under applicable accounting standards.

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. In the future, MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE will continue to maintain safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

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

For the year ended December 31, 2012, MGE Energy's earnings were $64.4 million or $2.79 per share compared to $60.9 million or $2.64 per share for the same period in the prior year. MGE's earnings for the year ended December 31, 2012, were $40.8 million compared to $37.3 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

(In millions)	Year Ended December 31,
Business Segment:	2012	2011	2010
Electric Utility	$36.7	$29.8	$30.2
Gas Utility	5.1	8.4	7.4
Nonregulated Energy	18.1	17.9	15.8
Transmission Investments	5.4	5.1	5.1
All Other	(0.9)	(0.3)	(0.8)
Net Income	$64.4	$60.9	$57.7

Our net income during 2012 compared to 2011 primarily reflects the effects of the following factors:

•

A 4.7% increase in retail electric revenues, driven by increased residential customer demand primarily as a result of warmer-than-normal weather. Cooling degree days (a measure for determining the impact of weather during the cooling season) increased by 31% compared to the prior period.

•

A 5.5% decrease in gas sales reflecting lower customer demand due to a milder winter. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 15% compared to the prior period.

•

MGE has recognized $1.4 million (after tax) in AFUDC equity related to the Columbia environmental project for the year ended December 31, 2012.

Our net income during 2011 compared to 2010 primarily reflects the effects of the following factors:

•

A 3.0% increase in retail electric revenues due to increased customer demand.

•

A 3.0% increase in gas sales reflecting higher customer demand due to a colder winter. Heating degree days increased by 3% compared to the prior period.

•

The electric and gas utilities received a one-time $2.6 million (pretax) gain on a sale of property to ATC in March 2010.

•

Higher nonregulated energy revenues are attributable to both Elm Road Units being in commercial operation. Elm Road Unit 1 was placed in-service in February 2010, and Elm Road Unit 2 was placed in-service in January 2011.

During 2012, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project is approximately $140 million. MGE expects to incur capital expenditures as follows: $68 million in 2013 and $12 million in 2014. As of December 31, 2012, MGE has accumulated $59.9 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. Of this amount, MGE has accumulated $55.6 million in 2012.

ATC: MGE Transco contributed $2.1 million for voluntary capital contributions to ATC for the year ended December 31, 2012.

Smart Grid Investment Grant: MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of December 31, 2012, MGE has spent $8.4 million related to these projects and has outstanding agreements to purchase $1.3 million in smart grid related products for 2013.

During 2013, several items may affect us, including:

2013 Rate Filing: In December 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% and to increase rates for gas customers by 1.0%. The change in retail electric rates was driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs.

In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. In addition, the PSCW deferred the final decision regarding the $1.8 million fuel flexibility project (MGE Power Elm Road's share) until a future rate proceeding.

Environmental Initiatives: There are proposed legislation, rules and initiatives involving matters related to air emissions, water effluent, hazardous materials and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect in particular the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 43% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is involved in claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. MGE and the other co-owners are defending against these claims. See Columbia discussion in Footnote 18.e in Notes to Consolidated Financial Statements.

Columbia Environmental Project: During 2013, our share of the capital expenditures associated with the Columbia environmental project will be approximately $68 million. We intend to fund any remaining capital commitments with funds generated from normal operations, and the issuance of long-term and short-term debt.

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

Results of Operations

Year Ended December 31, 2012, Versus the Year Ended December 31, 2011

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(in thousands, except cooling degree days)	2012	2011	% Change	2012	2011	% Change
Residential	$130,581	$124,524	4.9%	826,766	821,543	0.6%
Commercial	207,574	197,621	5.0%	1,825,701	1,826,636	(0.1)%
Industrial	19,437	19,427	0.1%	247,179	263,224	(6.1)%
Other-retail/municipal	38,805	36,990	4.9%	442,906	442,066	0.2%
Total retail	396,397	378,562	4.7%	3,342,552	3,353,469	(0.3)%
Sales to the market	991	1,711	(42.1)%	31,588	61,034	(48.2)%
Other revenues	1,811	1,584	14.3%	-	-	- %
Adjustments to revenues	(6,834)	(5,999)	(13.9)%	-	-	- %
Total	$392,365	$375,858	4.4%	3,374,140	3,414,503	(1.2)%

Cooling degree days (normal 630)				1,068	814	31.2%

Electric operating revenues increased $16.5 million or 4.4% for the year ended December 31, 2012, due to the following:

(In millions)
Rate changes	$19.0
Other revenues	0.2
Volume	(1.2)
Adjustments to revenues	(0.8)
Sales to the market	(0.7)
Total	$16.5

•

Rates changes. Rate changes have resulted in $19.0 million of additional revenue in 2012 compared to the same period in the prior year. The change is primarily a result of an electric retail rate increase which was authorized by the PSCW. Effective January 1, 2012, the retail rate increased 4.3% or $15.7 million for electric retail customers. The increase in electric rates was driven by MGE's electric fuel and purchased power costs, increased transmission costs, an update to the Elm Road Units' costs, and an increase for energy efficiency programs. Other factors also contributed to the revenue increase over the prior year, including customer mix (sales to various customer classes), demand charges, and customer fixed charges.

•

Volume. During the year ended December 31, 2012, there was a 0.3% decrease in total retail sales volumes compared to the same period in the prior year, reflecting decreased industrial customer demand, offset in part by an increase in residential demand.

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

Electric fuel and purchased power

The expense for fuel for electric generation decreased $4.3 million or 8.5% during the year ended December 31, 2012, compared to the same period in the prior year. Internal electric generation costs decreased $3.2 million as a result of a 6.3% decrease in the per-unit cost (largely due to lower natural gas prices), and lower generation volumes of 1.1% or $1.1 million.

Excluding the fuel rules adjustments discussed below, purchased power expense increased $3.6 million during the year ended December 31, 2012, compared to the same period in the prior year. This increase in expense reflects a $3.0 million or 4.7% increase in per-unit cost of purchased power and a $0.6 million or 0.9% increase in the volume of power purchased from third parties.

The PSCW adopted new fuel rules effective January 1, 2011, that require MGE to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. During the year ended December 31, 2012, MGE's actual fuel costs fell below the lower end of this tolerance band, which resulted in MGE deferring $6.2 million in fuel-related cost savings to be returned to customers and increased purchased power costs. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. After combining the fuel rules adjustments with the actual savings discussed above, purchased power expense increased $9.8 million ($6.2 million fuel rules difference plus the $3.6 million purchased power expense increase discussed above) during the year ended December 31, 2012, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $4.7 million during the year ended December 31, 2012, compared to the same period in 2011. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$4.7
Increased customer service costs	0.9
Increased transmission costs	0.6
Increased distribution costs	0.2
Decreased production costs	(1.7)
Total	$4.7

For the year ended December 31, 2012, increased administrative and general costs are primarily due to increased pension costs, reflecting changes in the discount rate and assumptions regarding investment returns used in calculating such costs. Increased customer service costs are due to higher energy conservation spending. Increased transmission costs are due to higher transmission network costs. Production costs decreased primarily due to decreased costs at Columbia and Blount.

Electric depreciation expense

Electric depreciation expense decreased $2.3 million for the year ended December 31, 2012, compared to the same period in the prior year. This decrease is related to the retirement of Blount assets at the end of 2011 due to the switch from operating with coal to natural gas.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

(In thousands, except HDD and average rate per therm of retail customer)	Revenues			Therms Delivered
	2012	2011	% Change	2012	2011	% Change
Residential	$78,411	$93,373	(16.0)%	79,936	91,663	(12.8)%
Commercial/Industrial	58,374	68,729	(15.1)%	106,653	104,254	2.3%
Total retail	136,785	162,102	(15.6)%	186,589	195,917	(4.8)%
Gas transportation	2,465	2,586	(4.7)%	32,202	35,531	(9.4)%
Other revenues	477	583	(18.2)%	-	-	- %
Total	$139,727	$165,271	(15.5)%	218,791	231,448	(5.5)%
Heating degree days (normal 7,122)				5,964	6,993	(14.7)%
Average rate per therm of
retail customer	$0.733	$0.827	(11.4)%

Gas revenues decreased $25.5 million or 15.5% for the year ended December 31, 2012. These changes are related to the following factors:

(In millions)
Gas costs/rates	$(17.6)
Gas deliveries	(7.7)
Transportation and other effects	(0.2)
Total	$(25.5)

•

Gas costs/rates. The average retail rate per therm for the year ended December 31, 2012, decreased 11.4% compared to the same period in 2011, reflecting lower natural gas commodity costs.

•

Retail gas deliveries. For the year ended December 31, 2012, retail gas deliveries decreased 4.8% compared to the same period in 2011, as a result of milder weather during the winter months.

Cost of gas sold

For the year ended December 31, 2012, cost of gas sold decreased by $21.3 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 17.2%, which resulted in $16.2 million of reduced expense. In addition, the volume of purchased gas decreased 5.1%, which resulted in $5.1 million of reduced expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased $2.4 million for the year ended December 31, 2012, compared to the same period in 2011. The following changes contributed to the net change.

(In millions)
Increased administrative and general costs	$1.3
Increased customer service costs	0.6
Increased customer accounts costs	0.3
Increased distribution costs	0.2
Total	$2.4

For the year ended December 31, 2012, increased administrative and general costs were primarily due to increased pension costs, reflecting changes in the discount rate and assumptions regarding investment returns used in calculating such costs. Increased customer service costs are due to higher energy conservation spending.

Other Income (Deductions), Net - MGE Energy and MGE

For the year ended December 31, 2012, other income, net for the electric and gas segments increase by $1.4 million, compared to the same period in the prior year related to AFUDC equity recognized on the Columbia environmental project.

Nonregulated Energy Operations - MGE Energy and MGE

For the years ended December 31, 2012 and 2011, net income at the nonregulated energy operations segment was $18.1 million and $17.9 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the years ended December 31, 2012 and 2011, other income at the transmission investment segment was $9.1 million and $8.6 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 4.b for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Other General Taxes - MGE Energy and MGE

MGE Energy's and MGE's other general taxes increased $1.0 million or 5.9% for the year ended December 31, 2012, when compared to the same period in 2011, partially due to increased Wisconsin license fee tax. The annual license fee tax expense is based on the prior year's adjusted operating revenues. Tax rates have not changed.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the year ended December 31, 2012, was 37.7% compared to 37.1% for the same period in 2011, and MGE's effective income tax rate for the year ended December 31, 2012, was 37.7% compared to 37.0% for the same period in 2011. The effective income tax rate differences for both MGE Energy and MGE are primarily due to a lower estimated domestic manufacturing deduction.

For 2011 tax return purposes, MGE Energy and MGE changed their income tax method of accounting for electric transmission and distribution repairs and accounting for depreciation. The 2012 financial statement impact pertaining to finalization of the electric transmission and distribution repairs is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of $4.8 million. The 2012 financial statement impact pertaining to finalization of the depreciation adjustment is an increase to deferred tax expense and a corresponding decrease in the current tax provision in the amount of $38.6 million.

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

	Year Ended
	December 31,
(in millions)	2012	2011
MGE Power Elm Road	$14.8	$14.6
MGE Power West Campus	$7.5	$7.5
MGE Transco	$2.1	$1.9

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

30

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

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO or PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the year ended December 31, 2011, market volumes increased compared to the prior year, reflecting increased opportunities for sales, however, market settlement resulted in lower revenue per kWh for the year ended December 31, 2011, reflecting lower market prices. Also included in the sales to the market is a decrease in revenues pertaining to the ancillary services and capacity markets, which have no corresponding market volumes.

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

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $0.6 million during the year ended December 31, 2011, compared to the same period in 2010. The following changes contributed to the net change:

(In millions)
Increased production costs	$0.7
Increased distribution costs	0.7
Decreased transmission costs	(0.6)
Decreased customer service costs	(0.2)
Total	$0.6

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

	Year Ended
	December 31,
(in millions)	2011	2010
MGE Power Elm Road	$14.6	$11.2
MGE Power West Campus	$7.5	$7.7
MGE Transco	$1.9	$1.8

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the years ended 2012, 2011, and 2010:

	MGE Energy			MGE
(In thousands)	2012	2011	2010	2012	2011	2010
Cash provided by/(used for):
Operating activities	$146,004	$130,772	$124,033	$138,772	$129,683	$115,192
Investing activities	(101,353)	(66,351)	(57,385)	(101,083)	(65,722)	(57,436)
Financing activities	(39,463)	(30,362)	(64,242)	(45,237)	(54,557)	(55,736)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

2012 vs. 2011

Cash provided by operating activities for the year ended December 31, 2012, was $146.0 million, an increase of $15.2 million when compared to the same period in the prior year, primarily related to lower income taxes and fuel related cost savings to be returned to customers.

MGE Energy's net income increased $3.5 million for the year ended December 31, 2012, when compared to the same period in the prior year.

The cash flows for the year ended December 31, 2012, reflect an $11.1 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $0.3 million in cash used for operating activities for the year ended December 31, 2012, primarily due increased accounts receivable and increased unbilled revenues, partially offset by a decreased receivable – margin account and decreased prepaid taxes. Working capital accounts resulted in $7.0 million in cash provided by operating activities for the year ended December 31, 2011, primarily due to decreased inventories (due to lower natural gas costs), decreased unbilled revenues and increased accounts payable, partially offset by an increased receivable – margin account.

An increase in pension contribution resulted in an additional $5.2 million in cash used for operating activities for the year ended December 31, 2012, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

MGE Energy's other noncurrent items, net resulted in $7.0 million of operating cash inflows for the year ended December 31, 2012, compared to $3.9 million of operating cash outflows in the prior year. This increase in cash inflows is a result of fuel related cost savings to be returned to customers.

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

An increase in pension contribution resulted in an additional $6.8 million in cash used for operating activities for the year ended December 31, 2011, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 for further discussion of MGE Energy's pension and other postretirement benefits.

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

MGE

2012 vs. 2011

Cash provided by operating activities for the year ended December 31, 2012, was $138.8 million, an increase of $9.1 million when compared to the same period in the prior year, primarily related to lower income taxes and fuel related cost savings to be returned to customers.

Net income increased $4.1 million for the year ended December 31, 2012, when compared to the same period in the prior year.

The cash flows for the year ended December 31, 2012, reflect an $11.3 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to the additional benefit from the income tax method change in accounting for repairs and bonus depreciation.

Working capital accounts resulted in $7.9 million in cash used for operating activities for the year ended December 31, 2012, primarily due to increased accounts receivable, increased unbilled revenues, and increased prepaid taxes, partially offset by decreased receivable – margin account and decreased accounts payable. Working capital accounts resulted in $6.0 million in cash provided by operating activities for the year ended December 31, 2011, primarily due to decreased inventories (due to lower natural gas costs), decreased unbilled revenues, and increased accounts payable, partially offset by decreased accrued taxes and an increased receivable – margin account.

An increase in pension contribution resulted in an additional $5.2 million in cash used for operating activities for the year ended December 31, 2012, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 for further discussion of MGE's pension and other postretirement benefits.

MGE's other noncurrent items, net resulted in $6.7 million of operating cash inflows for the year ended December 31, 2012, compared to $3.9 million of operating cash outflows in the prior year. This increase in cash inflows is a result of fuel related cost savings to be returned to customers.

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

An increase in pension contribution resulted in an additional $6.8 million in cash used by operating activities for the year ended December 31, 2011, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts. See Footnote 13 for further discussion of MGE's pension and other postretirement benefits.

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

Capital Requirements and Investing Activities

MGE Energy

2012 vs. 2011

MGE Energy's cash used for investing activities increased $35.0 million for the year ended December 31, 2012, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2012, were $98.4 million. This amount represents a $33.3 million increase from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $43.0 million offset by a decrease in electric utility capital expenditures in 2012.

Cash used for investment activities increased $1.4 million for the year ended December 31, 2012, when compared to the same period in the prior year as a result of increased capital contributions to ATC and other investments.

Cash used for investing activities was decreased by land purchased for investing purposes of $2.2 million in 2011.

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

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million was received for a one time sale of property in September 2010.

MGE

2012 vs. 2011

MGE's cash used for investing activities increased $35.4 million for the year ended December 31, 2012, when compared to the same period in the prior year.

Capital expenditures for the year ended December 31, 2012, were $98.4 million. This amount represents a $33.3 million increase from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $43.0 million offset by a decrease in electric utility capital expenditures in 2012.

Cash used for investment activities increased $1.3 million for the year ended December 31, 2012, when compared to the same period in the prior year as a result of increased capital contributions to ATC and other investments.

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

Additionally, proceeds of $2.7 million were received for a one time sale of property to ATC in March 2010 and $0.6 million was received for a one time sale of property in September 2010.

Capital expenditures

The following table shows MGE Energy's budgeted capital expenditures for 2013 and actual capital expenditures for both 2012 and 2011:

(In thousands)	2013	2012	2011
For the years ended December 31,	(Budget)	(Actual)	(Actual)
Electric	$116,740	$81,965	$47,206
Gas	21,547	13,812	15,830
Utility plant total	138,287	95,777	63,036
Nonregulated	4,920	2,658	2,140
MGE Energy total	$143,207	$98,435	$65,176

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project is approximately $140 million. MGE expects to incur capital expenditures as follows: $68 million in 2013 and $12 million in 2014. MGE Energy intends to fund any remaining capital commitments for Columbia with funds generated from normal operations, and the issuance of long-term and short-term debt. As of December 31, 2012, MGE had incurred $51.6 million (excluding carrying costs) in construction expenditures at Columbia related to the project and had accrued $8.3 million in incurred, but unpaid capital expenditures. MGE has recognized $1.4 million (after tax) in AFUDC equity related to this project for the year ended December 31, 2012.

MGE Energy used funds received as dividend payments from MGE Power West Campus and MGE Power Elm Road as well as internally generated cash to meet its 2012 capital requirements and cash obligations, including dividend payments.

Financing Activities

MGE Energy

2012 vs. 2011

Cash used for MGE Energy's financing activities was $39.5 million for the year ended December 31, 2012, compared to $30.4 million of cash used for the year ended December 31, 2011.

For the year ended December 31, 2012, dividends paid were $36.0 million compared to $35.0 million in the prior year. This increase was a result of a higher dividend per share ($1.56 vs. $1.52).

During the year ended December 31, 2012, MGE issued and retired $28.0 million of long-term debt. During the year ended December 31, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

For the year ended December 31, 2011, net short-term debt repayments were $22.5 million reflecting the use of proceeds from the MGE Power Elm Road long-term debt issue.

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

MGE

2012 vs. 2011

During the year ended December 31, 2012, cash used for MGE's financing activities was $45.2 million compared to $54.6 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $20.4 million for the year ended December 31, 2012, compared to $26.6 million in the prior year.

During the year ended December 31, 2012, MGE issued and retired $28.0 million of long-term debt. During the year ended December 31, 2011, MGE Power Elm Road issued $30.0 million of long-term debt.

Distributions to parent from noncontrolling interest decreased $29.0 million for the year ended December 31, 2012. As a result of long-term debt financing by MGE Power Elm Road, distributions to parent from noncontrolling interest were $43.0 million for the year ended December 31, 2011. The proceeds from the financing were used to repay MGE Energy, which had been using its short-term credit facilities to help finance the Elm Road Units.

In addition, for the year ended December 31, 2011, net short-term debt repayments were $3.5 million.

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

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $39.8 million for both 2012 and 2011, plus dividends on MGE Energy shares issued in excess of the shares issued in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2012 and 2011, is 58.3% and 57.3%, respectively, as determined under the calculation used in the rate proceeding. MGE was not restricted from paying cash dividends in 2012. Cash dividends of $20.4 million and $26.6 million were paid by MGE to MGE Energy in 2012 and 2011, respectively. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road and MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2012, approximately $281.6 million was available for the payment of dividends under this covenant.

Credit Facilities

At December 31, 2012, MGE Energy and MGE had the following aggregate bank commitments and available capacity under their credit agreements and the indicated amounts of outstanding commercial paper:

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

The agreements require the borrower to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as a result of the consolidation of VIEs, such as MGE Power Elm Road and MGE Power West Campus. At December 31, 2012, the ratio of consolidated debt to consolidated total capitalization for each of MGE Energy and MGE, as calculated under the credit agreements' covenant, were 38.4% and 35.5%, respectively. See Footnote 10, for additional information regarding the credit facilities.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	2012	2011
Common shareholders' equity	61.6%	60.2%
Long-term debt*	38.4%	39.8%
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

Contractual Obligations and Commercial Commitments for MGE Energy and MGE

MGE Energy's and MGE's contractual obligations as of December 31, 2012, representing cash obligations that are considered to be firm commitments, are as follows:

		Payment due within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Long-term debt(a)	$361,805	$3,013	$8,284	$58,624	$291,884
Short-term debt(b)	-	-	-	-	-
Interest expense(c)	274,802	18,997	37,413	34,764	183,628
Operating leases(d)	14,741	2,026	2,639	1,470	8,606
Purchase obligations(e)	580,460	100,194	147,460	110,948	221,858
Other obligations(f)	27,642	8,743	10,009	1,494	7,396
Purchase obligations - Columbia(g)	73,386	73,386	-	-	-
Total MGE Energy contractual obligations	$1,332,836	$206,359	$205,805	$207,300	$713,372

MGE
Long-term debt(a)	$361,805	$3,013	$8,284	$58,624	$291,884
Short-term debt(b)	-	-	-	-	-
Interest expense(c)	274,802	18,997	37,413	34,764	183,628
Operating leases(d)	14,741	2,026	2,639	1,470	8,606
Purchase obligations(e)	579,853	99,587	147,460	110,948	221,858
Other obligations(f)	25,167	6,268	10,009	1,494	7,396
Purchase obligations - Columbia(g)	73,386	73,386	-	-	-
Total MGE contractual obligations	$1,329,754	$203,277	$205,805	$207,300	$713,372

(a)

Long-term debt consisting of secured first mortgage bonds, unsecured medium-term notes, Industrial Development Revenue Bonds issued by MGE, and private placement debt issued by MGE, MGE Power Elm Road and MGE Power West Campus.

(b)

No short-term debt outstanding. See Footnote 10 of the Notes to Consolidated Financial Statements.

(c)

Amount represents interest expense on long-term facilities. See Footnote 9 of the Notes to Consolidated Financial Statements for further discussion of the long-term debt outstanding at December 31, 2012.

(d)

Operating leases. See Footnote 18 of the Notes to Consolidated Financial Statements.

(e)

Purchase obligations for MGE Energy and MGE consist primarily of the purchase of electricity and natural gas, electric transmission, natural gas storage capacity, natural gas pipeline transportation, and the purchase and transport of coal. See Footnote 18 of the Notes to Consolidated Financial Statements.

(f)

Other obligations are primarily related to investment commitments, easements, maintenance and service agreements, smart grid projects, green energy projects, water quality environmental projects, fuel credit, and uncertain tax positions.

(g)

Purchase obligations for MGE Energy and MGE related to contracts for equipment and services related to the construction of the Columbia environmental project. See Footnote 18 of the Notes to Consolidated Financial Statements.

The above amounts do not include any contributions for MGE's pension and postretirement plans. Contributions to the plans for 2013 are expected to be approximately $32 million, of which $30 million was paid in January 2013. For 2014 and 2015, contributions are expected to be between $11 million to $13 million each year. The contributions for years after 2015 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA. Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

The above amounts do not include future voluntary capital calls to ATC. On January 31, 2013, MGE Transco made a voluntary $0.2 million capital contribution to ATC. The amount and timing of future voluntary capital calls is uncertain and primarily dependent on the operations and expansion of ATC.

MGE Energy's and MGE's commercial commitments as of December 31, 2012, representing commitments triggered by future events and including financing arrangements to secure obligations of MGE Energy and MGE, and guarantees by MGE, are as follows:

		Expiration within:			Due after
(In thousands)	Total	1 Year	2-3 Years	4-5 Years	5 Years
MGE Energy
Available Lines of Credit(a)	$115,000	$-	$115,000	$-	$-
Guarantees(b)	4,459	689	1,409	1,166	1,195

MGE
Available Lines of Credit(c)	$75,000	$-	$75,000	$-	$-
Guarantees(b)	4,459	689	1,409	1,166	1,195

(a)

Amount includes the facility discussed in (c) plus an additional line of credit. MGE Energy has available at any time a $40.0 million committed revolving credit agreement, expiring in July 2015. At December 31, 2012, MGE Energy had no borrowings under this credit facility.

(b)

MGE has guaranteed repayment of certain receivables it sold to a financial institution under a chattel paper agreement. See Footnote 18 of the Notes to Consolidated Financial Statements.

(c)

Amount includes a $75.0 million committed revolving credit agreement expiring in July 2015. This credit facility is used to support commercial paper issuances. At December 31, 2012, there were no borrowings under this facility.

Other Matters

Elm Road

In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. In addition, the PSCW deferred the final decision regarding the $1.8 million fuel flexibility project (MGE Power Elm Road's share) until a future rate proceeding.

The warranty periods for both of the Elm Road Units have expired. WEPCO and Bechtel (the construction contractor for the Elm Road Units) are working through outstanding warranty claims. According to WEPCO, the warranty claim for the costs incurred to repair steam turbine corrosion damage identified on both units will be resolved through a binding arbitration hearing scheduled for October 2013. In accordance with the contract with Bechtel, final acceptance of the units cannot occur until, among other things, all disputes have been settled.

ATC

In April 2011, ATC and Duke Energy announced the creation of a joint venture, Duke-American Transmission Company (DATC), that seeks to build, own and operate new electric transmission infrastructure in North America to address increasing demand for affordable, reliable transmission capacity. DATC has announced various transmission projects to be constructed over the next 10 years. These projects are subject to approval by various regulatory agencies. At December 31, 2012, MGE Transco held a 3.6% ownership interest in ATC. Additional capital contributions by MGE Transco to ATC may be required.

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

Critical Accounting Estimates - MGE Energy and MGE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to unbilled revenues, allowance for doubtful accounts, pension obligations, income taxes, derivatives, and regulatory assets and liabilities. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Those values may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements.

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

We use third-party specialists to assist us in evaluating our assumptions as well as appropriately measure the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on available investment yields and the historical performance of our plan assets. They are critical accounting estimates because they are subject to management's judgment and can materially affect net income.

•

Assumed return on assets. This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested (or to be invested) to provide for the benefits included in the projected benefit obligation. For 2012, MGE used an assumed return on assets of 8.10% for pension and 7.26% for other postretirement benefits. In 2013, the pension asset assumption will remain at 8.10%. MGE will lower the postretirement benefit assumption from 7.26% to 6.79% in 2013. The annual expected rate of return is based on projected long-term equity and bond returns, maturities and asset allocations. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $2.1 million, before taxes.

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

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual electric fuel costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2012, fuel and purchased power costs included in MGE's base fuel rates are $100.7 million. See Footnote 17 of Notes to Consolidated Financial Statements for additional information.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas.

MGE also reduces price risk caused by market fluctuations via physical contracts and financial derivative contracts, including futures, swaps, options, forwards, and other contractual commitments. The maximum length of time over which cash flows related to energy commodities can be hedged under applicable PSCW approvals is four years.

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At December 31, 2012, the fair value of these instruments exceeded their cost basis by $0.3 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the balance sheet. The fair value of the contract at December 31, 2012, reflects a loss position of $72.6 million.

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

Equity Price Risk - Pension-Related Assets

MGE currently funds its liabilities related to employee benefits through trust funds. These funds, which include investments in debt and equity securities, are managed by various investment managers. Changes in market value of these investments can have an impact on the future expenses related to these liabilities. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension and other postretirement cost would increase by approximately $2.1 million, before taxes. MGE's risk of expense and annuity payments, as a result of changes in the market value of the trust funds, is mitigated in part through future rate actions by the PSCW. The value of employee benefit plans trusts' assets have increased in value by approximately 14.5% during the year ended December 31, 2012, and 2.1% during the year ended December 31, 2011.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of December 31, 2012, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,631 square miles in Wisconsin. Based on results for the year ended December 31, 2012, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 8. Financial Statements and Supplementary Data.

MGE Energy

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

February 26, 2013

MGE

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

February 26, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MGE Energy, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of MGE Energy, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Madison Gas and Electric Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Madison Gas and Electric Company and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 26, 2013

MGE Energy, Inc.

Consolidated Statements of Income

(In thousands, except per share amounts)

	For the years ended December 31,
	2012	2011	2010
Operating Revenues:
Regulated electric revenues	$392,365	$375,858	$360,729
Regulated gas revenues	139,727	165,271	165,915
Nonregulated revenues	9,231	5,253	5,947
Total Operating Revenues	541,323	546,382	532,591

Operating Expenses:
Fuel for electric generation	46,499	50,819	41,947
Purchased power	73,842	64,085	71,239
Cost of gas sold	78,156	99,465	103,784
Other operations and maintenance	172,996	165,859	164,001
Depreciation and amortization	38,707	40,942	37,960
Other general taxes	18,360	17,344	17,058
Total Operating Expenses	428,560	438,514	435,989
Operating Income	112,763	107,868	96,602

Other income, net	10,069	9,214	11,093
Interest expense, net	(19,467)	(20,162)	(16,157)
Income before income taxes	103,365	96,920	91,538
Income tax provision	(38,919)	(35,992)	(33,820)
Net Income	$64,446	$60,928	$57,718

Earnings Per Share of Common Stock
(basic and diluted)	$2.79	$2.64	$2.50

Dividends per share of common stock	$1.56	$1.52	$1.49

Average Shares Outstanding
(basic and diluted)	23,114	23,114	23,114

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Net Income	$64,446	$60,928	$57,718
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($12, $10, and $42)	(18)	(15)	(63)
Reclassification of realized gain on available-for-sale
securities, net of tax ($-, $10, and $-)	-	(15)	-
Comprehensive Income	$64,428	$60,898	$57,655

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$64,446	$60,928	$57,718
Items not affecting cash:
Depreciation and amortization	38,707	40,942	37,960
Deferred income taxes	44,797	33,698	25,381
Provision for doubtful receivables	2,498	2,312	2,805
Employee benefit plan expenses	18,353	13,703	14,748
Equity earnings in ATC	(9,079)	(8,615)	(8,501)
Gain on sale of property	(201)	(112)	(3,153)
Other items	1,484	1,728	2,254
Changes in working capital items:
Receivable - margin account	3,726	(2,609)	1,159
Trade and other receivables	(6,208)	173	(8,191)
Inventories	1,457	7,438	3,755
Unbilled revenues	(2,508)	3,466	(41)
Prepaid taxes	2,731	245	7,540
Other current assets	367	538	(977)
Accounts payable	(272)	2,055	(2,895)
Other current liabilities	425	(4,300)	(4,195)
Dividend income from ATC	7,146	6,728	6,667
Cash contributions to pension and other postretirement plans	(28,857)	(23,670)	(16,901)
Other noncurrent items, net	6,992	(3,876)	8,900
Cash Provided by Operating Activities	146,004	130,772	124,033
Investing Activities:
Capital expenditures	(98,435)	(65,176)	(60,082)
Capital contributions to investments	(2,419)	(1,008)	(810)
Purchase of investment - land	(3)	(2,152)	-
Proceeds from sale of property	201	112	3,358
Other	(697)	1,873	149
Cash Used for Investing Activities	(101,353)	(66,351)	(57,385)
Financing Activities:
Cash dividends paid on common stock	(35,951)	(35,026)	(34,370)
Repayment of long-term debt	(30,668)	(2,500)	(16,527)
Issuance of long-term debt	28,000	30,000	80,000
Decrease in short-term debt	-	(22,500)	(92,000)
Other	(844)	(336)	(1,345)
Cash Used for Financing Activities	(39,463)	(30,362)	(64,242)
Change in Cash and Cash Equivalents:	5,188	34,059	2,406
Cash and cash equivalents at beginning of period	41,169	7,110	4,704
Cash and cash equivalents at end of period	$46,357	$41,169	$7,110
Supplemental disclosures of cash flow information:
Interest paid	$19,499	$19,788	$18,643
Income taxes paid	$3,544	$5,537	$10,373
Income taxes received	$(12,536)	$(4,370)	$(9,043)
Significant noncash investing activities:
Accrued capital expenditures	$10,317	$684	$762

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$46,357	$41,169
Receivable - margin account	1,818	2,477
Accounts receivable, less reserves of $3,885 and $3,662, respectively	41,386	36,744
Other accounts receivable, less reserves of $931 and $439, respectively	6,746	5,318
Unbilled revenues	28,262	25,754
Materials and supplies, at average cost	16,997	14,758
Fossil fuel	6,367	5,468
Stored natural gas, at average cost	14,980	19,575
Prepaid taxes	19,520	22,251
Regulatory assets - current	10,327	7,347
Deferred income taxes	23,483	-
Other current assets	6,694	8,270
Total Current Assets	222,937	189,131
Other long-term receivables	1,102	1,494
Regulatory assets	218,853	205,835
Other deferred assets and other	5,973	6,524
Property, Plant, and Equipment:
Property, plant, and equipment, net	975,053	961,511
Construction work in progress	98,411	34,055
Total Property, Plant, and Equipment	1,073,464	995,566
Investments	64,595	60,332
Total Assets	$1,586,924	$1,458,882

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$3,013	$2,667
Accounts payable	43,518	34,532
Accrued interest and taxes	4,296	4,085
Accrued payroll related items	10,063	9,987
Deferred income taxes	-	3,020
Derivative liabilities	9,270	7,483
Other current liabilities	5,637	1,300
Total Current Liabilities	75,797	63,074
Other Credits:
Deferred income taxes	270,410	199,850
Investment tax credit - deferred	1,520	1,780
Regulatory liabilities	24,538	20,463
Accrued pension and other postretirement benefits	162,835	183,622
Derivative liabilities	63,320	35,046
Other deferred liabilities and other	50,584	43,192
Total Other Credits	573,207	483,953
Capitalization:
Common shareholders' equity:
Common Stock - $1 par value - 50,000 shares authorized;
23,114 shares issued and outstanding	23,114	23,114
Additional paid-in capital	316,268	316,268
Retained earnings	239,953	211,458
Accumulated other comprehensive income, net of tax	94	112
Total Common Shareholders' Equity	579,429	550,952
Long-term debt	358,491	360,903
Total Capitalization	937,920	911,855
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,586,924	$1,458,882

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity

(In thousands, except per share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Total
2010
Beginning balance - December 31, 2009	23,114	$23,114	$316,268	$162,208	$205	$501,795
Net income				57,718		57,718
Other comprehensive income/(loss)					(63)	(63)
Common stock dividends declared
($1.49 per share)				(34,370)		(34,370)
Ending balance - December 31, 2010	23,114	$23,114	$316,268	$185,556	$142	$525,080

2011
Net income				60,928		60,928
Other comprehensive income/(loss)					(30)	(30)
Common stock dividends declared
($1.52 per share)				(35,026)		(35,026)
Ending balance - December 31, 2011	23,114	$23,114	$316,268	$211,458	$112	$550,952

2012
Net income				64,446		64,446
Other comprehensive income/(loss)					(18)	(18)
Common stock dividends declared
($1.56 per share)				(35,951)		(35,951)
Ending balance - December 31, 2012	23,114	$23,114	$316,268	$239,953	$94	$579,429

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Operating Revenues:
Regulated electric revenues	$392,365	$375,858	$360,729
Regulated gas revenues	139,727	165,271	165,915
Nonregulated revenues	9,231	5,253	5,947
Total Operating Revenues	541,323	546,382	532,591

Operating Expenses:
Fuel for electric generation	46,499	50,819	41,947
Purchased power	73,842	64,085	71,239
Cost of gas sold	78,156	99,465	103,784
Other operations and maintenance	171,965	164,903	163,168
Depreciation and amortization	38,707	40,942	37,960
Other general taxes	18,360	17,344	17,058
Income tax provision	35,334	32,287	29,556
Total Operating Expenses	462,863	469,845	464,712
Operating Income	78,460	76,537	67,879

Other Income and Deductions:
AFUDC - equity funds	1,731	413	301
Equity in earnings in ATC	9,079	8,615	8,501
Income tax provision	(4,101)	(3,752)	(4,749)
Other (deductions) income, net	(263)	(321)	2,715
Total Other Income and Deductions	6,446	4,955	6,768
Income before interest expense	84,906	81,492	74,647

Interest Expense:
Interest on long-term debt	20,386	20,634	18,800
Other interest, net	(82)	(226)	(2,500)
AFUDC - borrowed funds	(704)	(168)	(118)
Net Interest Expense	19,600	20,240	16,182
Net Income	$65,306	$61,252	$58,465
Less Net Income Attributable to Noncontrolling Interest, net of tax	(24,489)	(23,970)	(20,740)
Net Income Attributable to MGE	$40,817	$37,282	$37,725

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Net Income	$65,306	$61,252	$58,465
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale securities, net of
tax ($29, $7, and $27)	(43)	(9)	(41)
Reclassification of realized gain on available-for-sale
securities, net of tax ($-, $10, and $-)	-	(15)	-
Comprehensive Income	$65,263	$61,228	$58,424
Less: Comprehensive Income Attributable to Noncontrolling
Interest, net of tax	(24,489)	(23,970)	(20,740)
Comprehensive Income Attributable to MGE	$40,774	$37,258	$37,684

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$65,306	$61,252	$58,465
Items not affecting cash:
Depreciation and amortization	38,707	40,942	37,960
Deferred income taxes	44,112	32,773	24,354
Provision for doubtful receivables	2,498	2,312	2,805
Employee benefit plan expenses	18,353	13,703	14,748
Equity earnings in ATC	(9,079)	(8,615)	(8,501)
Gain on sale of property	(201)	(112)	(3,153)
Other items	2,014	2,284	2,788
Changes in working capital items:
Receivable - margin account	3,726	(2,609)	1,159
Trade and other receivables	(7,219)	1,183	(6,271)
Inventories	1,457	7,438	3,755
Unbilled revenues	(2,508)	3,466	(41)
Prepaid taxes	(1,584)	(477)	(2,667)
Other current assets	366	536	(978)
Accounts payable	(1,658)	4,214	(2,913)
Accrued interest and taxes	211	(3,741)	1,169
Other current liabilities	(714)	(4,027)	(4,065)
Dividend income from ATC	7,146	6,728	6,667
Cash contributions to pension and other postretirement plans	(28,857)	(23,670)	(16,901)
Other noncurrent items, net	6,696	(3,897)	6,812
Cash Provided by Operating Activities	138,772	129,683	115,192
Investing Activities:
Capital expenditures	(98,435)	(65,176)	(60,082)
Capital contributions to investments	(2,140)	(888)	(710)
Proceeds from sale of property	201	112	3,358
Other	(709)	230	(2)
Cash Used for Investing Activities	(101,083)	(65,722)	(57,436)
Financing Activities:
Cash dividends paid to parent by MGE	(20,404)	(26,648)	(26,150)
Distributions to parent from noncontrolling interest	(23,500)	(52,500)	(58,400)
Equity contribution received by noncontrolling interest	2,130	888	710
Affiliate financing of Elm Road	-	-	(4,193)
Repayment of long-term debt	(30,668)	(2,500)	(16,527)
Issuance of long-term debt	28,000	30,000	80,000
Decrease in short-term debt	-	(3,500)	(30,000)
Other	(795)	(297)	(1,176)
Cash Used for Financing Activities	(45,237)	(54,557)	(55,736)
Change in Cash and Cash Equivalents:	(7,548)	9,404	2,020
Cash and cash equivalents at beginning of period	13,898	4,494	2,474
Cash and cash equivalents at end of period	$6,350	$13,898	$4,494
Supplemental disclosures of cash flow information:
Interest paid	$19,499	$19,731	$18,363
Income taxes paid	$44	$28	$3
Income taxes received	$(448)	$(10)	$(5)
Significant noncash investing activities:
Accrued capital expenditures	$10,317	$684	$762

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets

(In thousands)

	At December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$6,350	$13,898
Receivable - margin account	1,818	2,477
Accounts receivable, less reserves of $3,885 and $3,662, respectively	41,386	35,765
Affiliate receivables	634	605
Other accounts receivable, less reserves of $931 and $439, respectively	6,732	5,301
Unbilled revenues	28,262	25,754
Materials and supplies, at average cost	16,997	14,758
Fossil fuel	6,367	5,468
Stored natural gas, at average cost	14,980	19,575
Prepaid taxes	23,561	21,977
Regulatory assets - current	10,327	7,347
Deferred income taxes	23,305	-
Other current assets	6,670	8,245
Total Current Assets	187,389	161,170
Other long-term receivables	696	914
Affiliate receivable long-term	6,354	6,884
Regulatory assets	218,853	205,835
Other deferred assets and other	5,844	6,372
Property, Plant, and Equipment:
Property, plant, and equipment, net	974,549	961,007
Construction work in progress	98,411	34,055
Total Property, Plant, and Equipment	1,072,960	995,062
Investments	61,555	57,556
Total Assets	$1,553,651	$1,433,793

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$3,013	$2,667
Accounts payable	43,517	34,532
Affiliate payables	767	2,152
Accrued interest and taxes	4,248	4,037
Accrued payroll related items	10,063	9,987
Deferred income taxes	-	3,020
Derivative liabilities	9,270	7,483
Other current liabilities	4,491	1,082
Total Current Liabilities	75,369	64,960
Other Credits:
Deferred income taxes	266,231	196,550
Investment tax credit - deferred	1,520	1,780
Regulatory liabilities	24,538	20,463
Accrued pension and other postretirement benefits	162,835	183,622
Derivative liabilities	63,320	35,046
Other deferred liabilities and other	50,581	43,192
Total Other Credits	569,025	480,653
Capitalization:
Common shareholder's equity:
Common Stock - $1 par value - 50,000 shares authorized; 17,348 shares outstanding	17,348	17,348
Additional paid-in capital	192,417	192,417
Retained earnings	223,527	203,114
Accumulated other comprehensive income, net of tax	4	47
Total Common Shareholder's Equity	433,296	412,926
Noncontrolling interest	117,470	114,351
Total Equity	550,766	527,277
Long-term debt	358,491	360,903
Total Capitalization	909,257	888,180
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Capitalization	$1,553,651	$1,433,793

The accompanying notes are an integral part of the above consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Total
2010
Beginning balance - December 31, 2009	17,348	$17,348	$192,417	$180,905	$112	$178,943	$569,725
Net income				37,725		20,740	58,465
Other comprehensive income/(loss)					(41)		(41)
Cash dividends paid to parent by MGE				(26,150)			(26,150)
Equity contribution received by
noncontrolling interest						710	710
Distributions to parent from
noncontrolling interest						(58,400)	(58,400)
Ending balance - December 31, 2010	17,348	$17,348	$192,417	$192,480	$71	$141,993	$544,309

2011
Net income				37,282		23,970	61,252
Other comprehensive income/(loss)					(24)		(24)
Cash dividends paid to parent by MGE				(26,648)			(26,648)
Equity contribution received by
noncontrolling interest						888	888
Distributions to parent from
noncontrolling interest						(52,500)	(52,500)
Ending balance - December 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277

2012
Net income				40,817		24,489	65,306
Other comprehensive income/(loss)					(43)		(43)
Cash dividends paid to parent by MGE				(20,404)			(20,404)
Equity contribution received by
noncontrolling interest						2,130	2,130
Distributions to parent from
noncontrolling interest						(23,500)	(23,500)
Ending balance - December 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766

The accompanying notes are an integral part of the above consolidated financial statements.

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

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

c.

Use of Estimates - MGE Energy and MGE.

In order to prepare consolidated financial statements in conformity with GAAP, management must make estimates and assumptions. These estimates could affect reported amounts of assets, liabilities, and disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from management's estimates.

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

Receivable – Margin Account - MGE Energy and MGE.

Cash amounts held by counterparties as margin for certain financial transactions are recorded as receivable – margin account. The balance is shown net of any collateral posted against derivative positions. As of December 31, 2012, there was no collateral posted against derivative positions. As of December 31, 2011, the balance is shown net of $3.0 million collateral. Changes in this cash account are considered cash flows from operating activities to match with the costs being hedged. The costs being hedged are fuel for electric generation, purchased power, and cost of gas sold.

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

g.

Inventories - MGE Energy and MGE.

Inventories consist of natural gas in storage, fossil fuels, materials and supplies, SO2 allowances, and renewable energy credits (RECs). MGE values natural gas in storage, fossil fuels, and materials and supplies using average cost.

SO2 emission allowances are included in inventory and are recorded at weighted average cost. These allowances are charged to fuel expense as they are used in operations. MGE's emission allowance balances as of December 31, 2012 and 2011, were $0.1 million and $0.2 million, respectively.

REC allowances are included in inventory and are recorded based on specific identification. These allowances are charged to purchase power expense as they are used in operations. MGE's REC allowance balances as of December 31, 2012 and 2011, were $0.5 million and $0.3 million, respectively.

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

Additions for significant replacements of property are charged to property, plant, and equipment at cost; and minor items are charged to maintenance expense. The cost of removal of utility property less salvage value is charged to accumulated depreciation when property is retired. Depreciation rates on utility property are approved by the PSCW, based on the estimated economic lives of property, and include estimates for salvage value and removal costs. Depreciation rates on nonregulated property are based on the estimated economic lives of the property. See Footnote 3 for further information.

Provisions at composite straight-line depreciation rates approximate the following percentages for the cost of depreciable property:

	2012	2011	2010
Electric	2.9%	3.2%	3.3%
Gas	1.7%	1.6%	1.7%
Nonregulated	2.3%	2.3%	2.3%

k.

Repairs and Maintenance Expense - MGE Energy and MGE.

MGE utilizes the direct expensing method for planned major maintenance projects. Under this method, MGE expenses all costs associated with major planned maintenance activities as incurred.

l.

Purchased Gas Adjustment Clause - MGE Energy and MGE.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At December 31, 2012, MGE had under collected $0.1 million. At December 31, 2011, MGE had over collected $0.9 million. These amounts were netted in other current liabilities on the consolidated balance sheet.

m.

Revenue Recognition - MGE Energy and MGE.

Operating revenues are recorded as service is rendered or energy is delivered to customers. Meters are read on a systematic basis throughout the month based on established meter-reading schedules. At the end of the month, MGE accrues an estimate for the unbilled amount of energy delivered to customers. The unbilled revenue estimate is based on daily system demand volumes, weather factors, estimated line losses, estimated customer usage by class, and applicable customer rates.

n.

Utility Cost Recovery - MGE Energy and MGE.

MGE's rates include a provision for fuel costs. The PSCW allows Wisconsin utilities to defer electric fuel-related costs, less excess revenues, that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Such deferred amounts will be recognized in "Purchased Power Expense" in MGE Energy's and MGE's income statement each period. The cumulative effects of these deferred amounts will be recorded in current "Regulatory assets" or current "Regulatory liabilities" on MGE Energy's and MGE's consolidated balance sheets until they are reflected in future billings to customers. See Footnote 17.b for further information.

o.

Allowance for Funds Used During Construction - MGE Energy and MGE.

Allowance for funds used during construction is included in utility plant accounts and represents the cost of borrowed funds used during plant construction and a return on shareholders' capital used for construction purposes. In the consolidated income statements, the cost of borrowed funds (AFUDC-debt) is presented as an offset to interest expense and the return on shareholders' capital (AFUDC-equity funds) is shown as an item within other income. As approved by the PSCW, MGE capitalized AFUDC-debt and equity on 50% of applicable average construction work in progress during 2012, 2011, and 2010 at 8.36%. Also, MGE received specific approval to recover 100% AFUDC on certain environmental costs for Columbia. Although the allowance does not represent current cash income, it is recovered under the ratemaking process over the service lives of the related properties. See Footnote 20 for further information regarding Columbia AFUDC.

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

Capitalized Software Costs - MGE Energy and MGE.

Property, plant, and equipment includes the capitalized costs of internal use software totaling $14.5 million at December 31, 2012 and 2011. During 2012 and 2011, MGE recorded $1.3 million and $1.8 million, respectively, of amortization expense related to these costs. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from five to ten years.

r.

Impairment of Long-Lived Assets - MGE Energy and MGE.

MGE reviews plant and equipment and other property for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. MGE's policy for determining when long-lived assets are impaired is to recognize an impairment loss if the sum of the expected future cash flows (undiscounted and without interest charges) from an asset are less than the carrying amount of that asset. If an impairment loss is recognized, the amount that will be recorded will be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There is no impairment of long-lived assets at December 31, 2012.

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

Accounting for uncertainty in income taxes applies to all tax positions and requires a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. The threshold is defined for recognizing tax return positions in the financial statements as "more likely than not" that the position is sustainable, based on its merits. Subsequent recognition, derecognition, and measurement is based on management's best judgment given the facts, circumstances, and information available at the reporting date.

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

Excise taxes

MGE Energy, through its utility operations, pays a state license fee tax in lieu of property taxes on property used in utility operations. License fee tax is calculated as a percentage of adjusted operating revenues of the prior year. The electric tax rate is 3.19% for retail sales and 1.59% for sales of electricity for resale by the purchaser. The tax rate on sales of natural gas is 0.97%. The tax is required to be estimated and prepaid in the year prior to its computation and expensing. License fee tax expense, included in other general taxes, was $13.5 million, $12.9 million, and $12.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Operating income taxes, including tax credits and license fee tax are included in rates for utility related items.

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

MGE Energy and MGE initially measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the award is subsequently re-measured at each reporting date through the settlement date. Changes in fair value during the requisite period are recognized as compensation cost over that period.

u.

Treasury Stock - MGE Energy.

Treasury shares are recorded at cost. Any shares of common stock repurchased are held as treasury shares unless cancelled or reissued. No treasury shares are outstanding as of December 31, 2012.

v.

Comprehensive Income - MGE Energy and MGE.

Total comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in the consolidated statements of comprehensive income.

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

At December 31, MGE has included the following significant accounts on its consolidated balance sheet related to its interest in this VIE:

(In thousands)	2012	2011
Property, plant, and equipment, net	$185,020	$189,163
Construction work in progress	1,440	732
Deferred income tax asset - current	30,842	-
Accrued interest and taxes	-	4,348
Deferred income tax liability	56,434	15,553
Long-term debt	73,306	75,972
Noncontrolling interest	69,803	70,966

Long-term debt consists of $73.3 million of senior secured notes that require that MGE Power Elm Road maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of the Elm Road Units pursuant to the related long-term leases. As of December 31, 2012, MGE Power Elm Road is in compliance with the covenant requirements.

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

(In thousands)	2012	2011
Property, plant, and equipment, net	$90,339	$91,355
Affiliate receivables	6,912	7,416
Accrued interest and taxes	3,327	4,689
Deferred income taxes	21,410	20,659
Long-term debt	50,000	50,000
Noncontrolling interest	30,682	30,676

Long-term debt consists of $50 million of senior secured notes that require that MGE Power West Campus maintain a projected debt service coverage ratio of not less than 1.25 to 1.00 and debt to total capitalization ratio of not more than .65 to 1.00. The debt is secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of the cogeneration facility pursuant to the long-term lease. As of December 31, 2012, MGE Power West Campus is in compliance with the covenant requirements.

MGE has been and will continue to recover lease payments made to MGE Power West Campus in rates. Also, MGE received approval from the PSCW to collect approximately $12.1 million in carrying costs incurred by MGE Power West Campus during construction of the facility. The carrying costs are being recovered in rates over a 10 year period that started in 2005.

c.

Other Variable Interest Entities.

MGE has a variable interest in two entities through purchase power agreements relating to purchased energy from the facilities. As of December 31, 2012 and 2011, MGE had 65 megawatts and 50 megawatts, respectively, of capacity available under these agreements. MGE evaluated the variable interest entities for possible consolidation. The interest holder is considered the primary beneficiary of the entity and is required to consolidate the entity if the interest holder has the power to direct the activities that most significantly impact the economics of the variable interest entity. MGE examined qualitative factors such as the length of the remaining term of the contracts compared with the remaining lives of the plants, who has the power to direct the operations and maintenance of the facilities, and other factors, and determined MGE is not the primary beneficiary of the variable interest entities. There is not a significant potential exposure to loss as a result of involvement with these two variable interest entities.

3.

Property, Plant, and Equipment - MGE Energy and MGE.

Property, plant, and equipment consisted of the following at December 31:

	MGE Energy		MGE
(In thousands)	2012	2011	2012	2011
Utility:
Electric	$912,273	$886,589	$912,289	$886,606
Gas	332,767	319,502	332,779	319,513
Total utility plant	1,245,040	1,206,091	1,245,068	1,206,119
Less: Accumulated depreciation and amortization	546,483	526,308	546,483	526,308
In-service utility plant, net	698,557	679,783	698,585	679,811
Nonregulated:
Nonregulated	308,043	307,182	307,511	306,650
Less: Accumulated depreciation and amortization	31,547	25,454	31,547	25,454
In-service nonregulated plant, net	276,496	281,728	275,964	281,196
Construction work in progress:
Utility construction work in progress	96,863	33,218	96,863	33,218
Nonregulated construction work in progress	1,548	837	1,548	837
Total property, plant, and equipment	$1,073,464	$995,566	$1,072,960	$995,062

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust. As of December 31, 2012, there was $1.2 million of bonds outstanding under that indenture. See Footnote 9 for further discussion of the mortgage indenture.

4.

Investments - MGE Energy and MGE.

a.

Equity Method Investments, Available for Sale Securities, and Other Investments.

(In thousands)	MGE Energy		MGE
	2012	2011	2012	2011
Available for sale securities:
Cost basis	$1,575	$1,347	$490	$482
Gross unrealized gains	161	196	10	87
Gross unrealized losses	(3)	(9)	(3)	(9)
Fair value	$1,733	$1,534	$497	$560
Equity method investments:
ATC	$61,038	$56,975	$61,038	$56,975
Other	20	21	20	21
Total equity method investments	$61,058	$56,996	$61,058	$56,996
Other investments	1,804	1,802	-	-
Total	$64,595	$60,332	$61,555	$57,556

MGE Energy's and MGE's available for sale securities represent publicly traded securities and private equity investments in common stock of companies in various industries.

During the year ended December 31, certain investments were liquidated. As a result of these liquidations, MGE Energy and MGE received the following:

	MGE Energy			MGE
(In thousands)	2012	2011	2010	2012	2011	2010
Cash proceeds	$-	$260	$161	$-	$223	$117
Gain on sale	-	198	43	-	171	39

b.

ATC.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the years ended December 31, 2012, 2011, and 2010, MGE Transco recorded equity earnings from the investment in ATC of $9.1 million, $8.6 million, and $8.5 million, respectively. Dividend income received from ATC was $7.1 million for the year ended December 31, 2012, and $6.7 million for both the years ended December 31, 2011 and 2010. During the years ended December 31, 2012, 2011, and 2010, MGE Transco made $2.1 million, $0.9 million, and $0.7 million, respectively, in capital contributions to ATC.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax) in other income. The transaction was approved by the PSCW.

At December 31, 2012 and 2011, MGE Transco held a 3.6% ownership interest in ATC. MGE Transco's investment balance is different from the amount of the underlying equity in the net assets of ATC. This difference is attributable to the allocation of certain tax impacts related to the initial asset transfer.

At December 31, 2012 and 2011, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the years ended December 31, 2012, 2011, and 2010, is as follows:

(In thousands)
Income statement data for the year ended December 31,	2012	2011	2010
Operating revenues	$603,254	$567,174	$556,741
Operating expenses	(280,999)	(261,568)	(251,120)
Other expense	(2,533)	(1,332)	(885)
Interest expense, net	(82,296)	(80,359)	(85,067)
Earnings before members' income taxes	$237,426	$223,915	$219,669

Balance sheet data as of December 31,	2012	2011	2010
Current assets	$63,134	$58,671	$59,856
Noncurrent assets	3,274,704	3,053,742	2,888,448
Total assets	$3,337,838	$3,112,413	$2,948,304

Current liabilities	$251,541	$298,473	$428,387
Long-term debt	1,550,000	1,400,005	1,175,010
Other noncurrent liabilities	95,829	82,647	84,940
Members' equity	1,440,468	1,331,288	1,259,967
Total members' equity and liabilities	$3,337,838	$3,112,413	$2,948,304

66

5.

Joint Plant Ownership - MGE Energy and MGE.

a.

Columbia.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility located in Portage, Wisconsin, which accounts for 29% (225 MW) of MGE's net summer rated capacity. Power from this facility is shared in proportion to each company's ownership interest. MGE has a 22% ownership interest in Columbia. The other owners are WPL, which operates Columbia, and WPSC. MGE's share of fuel, operating, and maintenance expenses for Columbia were $36.3 million, $37.1 million, and $35.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. See Footnote 18 for discussion of MGE's future capital commitments in respect to the environmental projects at Columbia as a result of this ownership interest.

Each owner provides its own financing and reflects its respective portion of facilities and operating costs in its financial statements. MGE's interest in Columbia, included in its gross utility plant in service, and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2012	2011
Utility plant	$119,544	$118,227
Accumulated depreciation	(78,016)	(76,371)
Property, plant, and equipment, net	$41,528	$41,856
Construction work in progress	59,917	-
Total property, plant, and equipment	$101,445	$41,856

b.

Elm Road.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation on February 2, 2010. Unit 2 entered commercial operation on January 12, 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. MGE Power Elm Road's interest in the Elm Road Units is leased to MGE pursuant to long-term leases.

The remainder of the ownership interest in the Elm Road Units is held by two other entities, one of which is also responsible for the Units' operation. Each owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE's share of fuel, operating, and maintenance expenses for the Elm Road Units were $13.2 million, $18.0 million, and $7.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. MGE Power Elm Road's interest in the portion of the Elm Road Units in-service and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2012	2011
Nonregulated plant	$196,146	$195,926
Accumulated depreciation	(11,126)	(6,763)
Property, plant, and equipment, net	$185,020	$189,163
Construction work in progress	1,440	732
Total property, plant, and equipment	$186,460	$189,895

c.

WCCF.

MGE Power West Campus and the UW jointly own the West Campus Cogeneration Facility located on the UW campus in Madison, Wisconsin. MGE Power West Campus owns 55% of the facility and the UW owns 45% of the facility. The UW owns a controlling interest in the chilled-water and steam plants, which are used to meet the growing needs for air-conditioning and steam-heat capacity for the UW campus. MGE Power West Campus owns a controlling interest in the electric generation plant, which is leased and operated by MGE.

Each owner provides its own financing and reflects its respective portion of the facility and operating costs in its financial statements. MGE Power West Campus' interest in WCCF and the related accumulated depreciation reserves at December 31 were as follows:

(In thousands)	2012	2011
Nonregulated plant	$110,266	$109,620
Accumulated depreciation	(19,927)	(18,265)
Property, plant, and equipment, net	$90,339	$91,355

Operating charges are allocated to the UW based on formulas contained in the operating agreement. Under the provisions of this arrangement, the UW is required to reimburse MGE for their allocated portion of fuel and operating expenses. For the years ended December 31, 2012, 2011, and 2010, the UW allocated share of fuel and operating costs were $4.9 million, $5.0 million, and $4.0 million, respectively.

6.

Regulatory Assets and Liabilities - MGE Energy and MGE.

The following regulatory assets and liabilities are reflected in MGE's consolidated balance sheet as of December 31:

(In thousands)	2012	2011
Regulatory Assets
Asset retirement obligation	$4,608	$5,847
Conservation costs	-	571
Debt related costs	5,468	4,662
Derivatives	72,328	42,356
Elm Road	2,614	-
Environmental costs	1,154	584
Medicare Part D subsidy	854	2,851
Pension and OPRB costs	1,234	2,468
Tax recovery related to AFUDC equity	5,241	4,400
Unfunded pension and other postretirement liability	134,839	148,467
Other	840	976
Total regulatory assets	$229,180	$213,182
Regulatory Liabilities
Conservation costs	$455	$-
Deferred fuel savings	6,163	-
Elm Road	-	3,649
Income taxes	2,346	2,774
Non-ARO removal cost	13,957	13,116
Renewable energy credits	480	331
Other	1,137	593
Total regulatory liabilities	$24,538	$20,463

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

Asset Retirement Obligation

See Footnote 19 for further discussion.

Conservation Costs

MGE has received regulatory treatment for certain conservation expenditures. The expenditures are used for demand-side management programs to promote energy efficiency on the customer's premises. Costs for demand-side management programs are estimated in MGE's rates utilizing escrow accounting. The escrow accounting allows the utility to true-up its actual costs incurred and reflect the amount of the true-up in its next rate case filing and amortize the amount over the rate case period. The customer service - conservation escrow has been discontinued beginning January 1, 2013. These costs will be trued up in MGE's next rate case.

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

Other debt related expenses include the difference between interest earned and interest expensed on debt during construction. The amounts are currently being amortized over the remaining life of the debt as part of the rate recovery allowed by the PSCW.

Derivatives

MGE has physical and financial contracts that are defined as derivatives. The amounts recorded for the net mark-to-market value of the commodity based contracts is offset with a corresponding regulatory asset or liability because these transactions are part of the PGA or fuel rules clause authorized by the PSCW. A significant portion of the recorded amount is related to the ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. This agreement is accounted for as a derivative contract.

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

Environmental Costs

MGE has been allowed to defer actual costs on certain environmental matters, including clean up of two landfill sites and legal expenditures pertaining to the response to the EPA Clean Air Act enforcement matter at Columbia. For further discussion of the Columbia Clean Air Act litigation, see Footnote 18.e.

Medicare Part D Subsidy

In the first quarter of 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA changed the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans. As a result of the PPACA, these subsidy payments will become taxable in 2013. MGE received rate recovery beginning in 2013 of the incremental tax expense as a result of this legislation.

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

Deferred Fuel Savings

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual fuel rules costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual fuel rules costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. See Footnote 17.b for further discussion.

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

Renewable Energy Credits

MGE receives renewable energy credits from certain purchase power. The value of the credits are recorded as inventory and expensed when the credit is redeemed or expired. A regulatory liability has been established for the value of the renewable energy credits included in inventory. In Wisconsin, renewable energy credits expire four years after the year of acquisition. This benefit will be returned to customers in the year the credit is redeemed or expired.

7.

Common Equity.

a.

Common Stock - MGE Energy and MGE.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For the years ended December 31, 2012 and 2011, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

During the years ended December 31, 2012 and 2011, MGE Energy paid $36.0 million (or $1.56 per share) and $35.0 million (or $1.52 per share), respectively, in cash dividends on its common stock. Dividends on common stock at MGE are subject to restrictions imposed by the PSCW and the covenants of MGE's outstanding first mortgage bonds. See Footnote 9 for further discussion of these covenants. During the years ended December 31, 2012 and 2011, MGE paid $20.4 million and $26.6 million, respectively, in cash dividends to MGE Energy.

b.

Preferred Stock - MGE Energy and MGE.

MGE had 1,175,000 shares of $25 par value cumulative preferred stock that is authorized but unissued at December 31, 2011. In October 2012, MGE amended and restated its existing Restated Articles of Incorporation, which eliminated the previously authorized cumulative preferred stock. There were no shares of cumulative preferred stock authorized, issued, or outstanding at December 31, 2012.

c.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

8.

Noncontrolling Interest - MGE.

The noncontrolling interest on MGE's balance sheet at December 31 was as follows:

(In thousands)	2012	2011
MGE Power Elm Road (a)	$69,803	$70,966
MGE Power West Campus (a)	30,682	30,676
MGE Transco (b)	16,985	12,709
Total noncontrolling interest	$117,470	$114,351

The net income attributable to noncontrolling interest, net of tax, for the years ended December 31, 2012, 2011, and 2010 was as follows:

(In thousands)	2012	2011	2010
MGE Power Elm Road (a)	$14,837	$14,576	$11,266
MGE Power West Campus (a)	7,506	7,501	7,680
MGE Transco (b)	2,146	1,893	1,794
Net income attributable to noncontrolling interest, net of tax	$24,489	$23,970	$20,740

(a)

MGE Power Elm Road and MGE Power West Campus are not subsidiaries of MGE; however, they have been consolidated in the consolidated financial statements of MGE (see Footnote 2). MGE Power Elm Road and MGE Power West Campus are 100% owned by MGE Power, and MGE Power is 100% owned by MGE Energy. MGE Energy's proportionate share of the equity and net income (through its wholly owned subsidiary MGE Power) of MGE Power Elm Road and MGE Power West Campus is classified within the MGE financial statements as noncontrolling interest.

(b)

At December 31, 2012, MGE is the majority owner, and MGE Energy is the minority owner, of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

71

9.

Long-Term Debt - MGE Energy and MGE.

a.

Long-Term Debt.

	2012		2011
(In thousands)	MGE Energy	MGE	MGE Energy	MGE
First Mortgage Bonds (a):
7.70%, 2028 Series	$1,200	$1,200	$1,200	$1,200
Tax Exempt Debt:
3.45% and 4.875%, respectively, 2027 Series,
Industrial Development Revenue Bonds (b)	19,300	19,300	19,300	19,300
5.875% 2034 Series, Industrial Development
Revenue Bonds (c)	-	-	28,000	28,000
Total Tax Exempt Debt	19,300	19,300	47,300	47,300
Medium-Term Notes (d):
5.26%, due 2017	20,000	20,000	20,000	20,000
5.25%, due 2017	30,000	30,000	30,000	30,000
7.12%, due 2032	25,000	25,000	25,000	25,000
6.12%, due 2028	20,000	20,000	20,000	20,000
6.247%, due 2037	25,000	25,000	25,000	25,000
Total Medium-Term Notes	120,000	120,000	120,000	120,000
Other Long-Term Debt:
5.59%, due 2018 (e)	40,000	40,000	40,000	40,000
5.68%, due 2033 (f)	30,000	30,000	30,000	30,000
5.19%, due 2033 (f)	20,000	20,000	20,000	20,000
5.04%, due 2040 (g)	45,138	45,138	46,806	46,806
3.38%, due 2020 (e)	15,000	15,000	15,000	15,000
5.26%, due 2040 (e)	15,000	15,000	15,000	15,000
4.74%, due 2041 (g)	28,167	28,167	29,167	29,167
4.38%, due 2042 (c)	28,000	28,000	-	-
Total Other Long-Term Debt	221,305	221,305	195,973	195,973
Long-term debt due within one year	(3,013)	(3,013)	(2,667)	(2,667)
Unamortized discount	(301)	(301)	(903)	(903)
Total Long-Term Debt	$358,491	$358,491	$360,903	$360,903

(a)

MGE's utility plant is subject to the lien of its Indenture of Mortgage and Deed of Trust, under which its first mortgage bonds are issued. The Mortgage Indenture provides that dividends or any other distribution or purchase of shares may not be made if the aggregate amount thereof since December 31, 1945 would exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2012, approximately $281.6 million was available for the payment of dividends under this covenant.

(b)

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

(c)

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

(e)

Issued by MGE pursuant to a Note Purchase Agreement. Under that Note Purchase Agreement: (i) note holders have the right to require MGE to repurchase their notes at par in the event of an acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy, (ii) MGE must maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%, and (iii) MGE cannot issue "Priority Debt" in an amount exceeding 20% of its consolidated assets. Priority Debt is defined as any indebtedness of MGE secured by liens other than specified liens permitted by the Note Purchase Agreement and certain unsecured indebtedness of certain subsidiaries. As of December 31, 2012, MGE is in compliance with the covenant requirements.

(f)

Issued by MGE Power West Campus. The agreements require it to maintain a projected debt service coverage ratio of not less than 1.25 to 1.00, and debt to total capitalization ratio of not more than .65 to 1.00. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power West Campus for use of its ownership interest in the West Campus Cogeneration Facility pursuant to a long-term lease. As of December 31, 2012, MGE Power West Campus is in compliance with the covenant requirements.

(g)

Issued by MGE Power Elm Road pursuant to a Note Purchase Agreement. The Note Purchase Agreement requires MGE Power Elm Road to maintain a projected and actual debt service coverage ratio at the end of any calendar quarter of not less than 1.25 to 1.00 for the trailing 12-month period. The notes are secured by a collateral assignment of lease payments that MGE is making to MGE Power Elm Road for use of its ownership interest in the Elm Road Units pursuant to long-term leases. As of December 31, 2012, MGE Power Elm Road is in compliance with the covenant requirements.

b.

Long-Term Debt Maturities.

Below is MGE Energy's and MGE's aggregate maturities for all long-term debt for years following the December 31, 2012, consolidated balance sheets.

	MGE
(In thousands)	Energy	MGE *
2013	$3,013	$3,013
2014	4,102	4,102
2015	4,182	4,182
2016	4,267	4,267
2017	54,357	54,357
Future years	291,884	291,884
Total	$361,805	$361,805

*Includes $30.0 million and $20.0 million for MGE Power West Campus, and $45.1 million and $28.2 million for MGE Power Elm Road, all of which are consolidated with MGE's debt (see Footnote 2).

73

10.

Notes Payable to Banks, Commercial Paper, and Lines of Credit.

a.

MGE Energy.

At December 31, 2012, MGE Energy had an unsecured, committed revolving line of credit of $40.0 million expiring July 31, 2015. At December 31, 2012, no borrowings were outstanding under this facility.

The agreement requires MGE Energy to maintain a ratio of its consolidated indebtedness to consolidated total capitalization not to exceed a maximum of 65%. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2012, MGE Energy is in compliance with the covenant requirements.

b.

MGE.

For short-term borrowings, MGE generally issues commercial paper (issued at the prevailing discount rate at the time of issuance), which is supported by unused committed bank lines of credit. At December 31, 2012, MGE had an unsecured, committed revolving line of credit for $75.0 million expiring July 31, 2015. On August 27, 2010, MGE entered into an amendment that requires MGE to have a period of at least one day, during any 365-day period, on which the principal amount of all outstanding loans thereunder shall be zero. At December 31, 2012, no borrowings were outstanding under this facility.

The agreement requires MGE to maintain a ratio of consolidated debt to consolidated total capitalization not to exceed a maximum of 65%. The ratio calculation excludes assets, liabilities, revenues, and expenses included in MGE's financial statements as the result of the consolidation of VIEs, such as MGE Power West Campus and MGE Power Elm Road. A change in control constitutes a default under the agreement. Change in control events are defined as (i) a failure by MGE Energy to hold 100% of the outstanding voting equity interest in MGE or (ii) the acquisition of beneficial ownership of 30% or more of the outstanding voting stock of MGE Energy by one person or two or more persons acting in concert. As of December 31, 2012, MGE is in compliance with the covenant requirements.

c.

MGE Energy and MGE.

Information concerning short-term borrowings for the past three years is shown below:

	As of December 31,
(In thousands)	2012	2011	2010
MGE Energy(a)
Available lines of credit	$115,000	$115,000	$115,000
Short-term debt outstanding	$-	$-	$22,500
Weighted-average interest rate	- %	- %	1.36%
During the year:
Maximum short-term borrowings	$16,000	$28,500	$122,500
Average short-term borrowings	$1,154	$3,410	$58,080
Weighted-average interest rate	0.17%	1.43%	0.56%

MGE
Available lines of credit	$75,000	$75,000	$75,000
Commercial paper outstanding	$-	$-	$3,500
Weighted-average interest rate	- %	- %	0.25%
During the year:
Maximum short-term borrowings	$16,000	$9,500	$41,000
Average short-term borrowings	$1,154	$349	$20,720
Weighted-average interest rate	0.17%	0.25%	0.24%

(a)

MGE Energy short-term borrowings include MGE Energy and MGE lines of credit and MGE commercial paper.

74

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At December 31, 2012 and 2011, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE long-term debt is based on quoted market prices for similar financial instruments at December 31. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	2012		2011
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$46,357	$46,357	$41,169	$41,169
Liabilities:
Long-term debt*	361,805	427,456	364,473	432,515

MGE
Assets:
Cash and cash equivalents	$6,350	$6,350	$13,898	$13,898
Liabilities:
Long-term debt*	361,805	427,456	364,473	432,515

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$320	$320	$-	$-
Total Assets	$320	$320	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

MGE
Assets:
Exchange-traded investments	$117	$117	$-	$-
Total Assets	$117	$117	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

	Fair Value as of December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$350	$350	$-	$-
Total Assets	$350	$350	$-	$-
Liabilities:
Derivatives, net(a)	$42,356	$1,695	$-	$40,661
Deferred compensation	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

MGE
Assets:
Exchange-traded investments	$188	$188	$-	$-
Total Assets	$188	$188	$-	$-
Liabilities:
Derivatives, net(a)	$42,356	$1,695	$-	$40,661
Deferred compensation	1,725	-	1,725	-
Total Liabilities	$44,081	$1,695	$1,725	$40,661

(a) These amounts are shown gross and exclude $3.0 million of collateral that was posted against derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2012.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The ten-year purchased power agreement (see Footnote 16) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease and if the basis adjustment is increased, the fair value measurement will increase.

The projected power costs anticipated to be incurred under the purchased power agreement are determined using many factors, including historical generating costs, future prices, and expected fuel mix of the counterparty. An increase in the projected fuel costs would result in a decrease in the fair value measurement of the purchased power agreement. A significant input that MGE estimates is the counterparty's fuel mix in determining the projected power cost. MGE also considers the assumptions that market participants would use in valuing the asset or liability. This consideration includes assumptions about market risk such as liquidity, volatility, and contract duration. The fair value model uses a discount rate that incorporates discounting, credit, and model risks.

This model is prepared by members of MGE's Energy Supply group. It is reviewed on a quarterly basis by management in Energy Supply and Finance to review the assumptions, inputs, and fair value measurements.

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment:
On peak	96.8%
Off peak	94.8%
Counterparty fuel mix:
Internal generation	49%-65%
Purchased power	51%-35%

The deferred compensation plan allows participants to defer certain cash compensation into a notional investment account. These amounts are included within other deferred liabilities in the consolidated balance sheets of MGE Energy and MGE. The notional investments earn interest based upon the semiannual rate of U.S. Treasury Bills having a 26 week maturity increased by 1% compounded monthly with a minimum annual rate of 7%, compounded monthly. The notional investments are based upon observable market data, however since the deferred compensation obligations themselves are not exchanged in an active market they are classified as Level 2.

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

(In thousands)	2012	2011	2010
Balance as of January 1,	$(40,661)	$(19,216)	$(13,047)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(31,685)	(21,445)	(6,169)
Included in other comprehensive income	-	-	-
Included in earnings	(5,005)	868	(1,482)
Included in current assets	-	-	-
Purchases	13,370	341	-
Sales	92	144	134
Issuances	-	-	-
Settlements	(8,457)	(1,353)	1,348
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31,	$(72,346)	$(40,661)	$(19,216)
Total gains (losses) included in earnings attributed to the
change in unrealized gains (losses) related to assets and
liabilities held at December 31,(b)	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

(In thousands)
Year Ended December 31,	2012	2011	2010
Purchased Power Expense	$(5,005)	$868	$(1,461)
Cost of Gas Sold Expense	-	-	(21)
Total	$(5,005)	$868	$(1,482)

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

On a consolidated and separate company basis, MGE Energy's and MGE's income tax provision consists of the following provision (benefit) components for the years ended December 31:

	MGE Energy			MGE
(In thousands)	2012	2011	2010	2012	2011	2010
Current payable:
Federal	$(6,053)	$(1,504)	$6,148	$(5,030)	$(607)	$7,499
State	436	4,580	2,603	613	4,658	2,764
Net-deferred:
Federal	37,178	30,115	20,811	36,589	29,255	19,861
State	7,618	3,102	4,570	7,523	3,034	4,493
Amortized investment tax credits	(260)	(301)	(312)	(260)	(301)	(312)
Total income tax provision	$38,919	$35,992	$33,820	$39,435	$36,039	$34,305

MGE Energy's and MGE's consolidated income tax provision differs from the amount computed by applying the statutory federal income tax rate to income before income taxes, as follows:

	MGE Energy			MGE
	2012	2011	2010	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.0%	5.1%	5.1%	5.0%	5.1%	5.1%
Amortized investment tax credits	(0.3)%	(0.3)%	(0.3)%	(0.2)%	(0.3)%	(0.3)%
Credit for electricity from wind energy	(1.6)%	(1.8)%	(1.7)%	(1.5)%	(1.8)%	(1.7)%
Domestic manufacturing deduction	0.3%	(0.7)%	(0.4)%	0.3%	(0.7)%	(0.4)%
AFUDC Equity, net	(0.4)%	- %	- %	(0.4)%	- %	- %
Other, net, individually insignificant	(0.3)%	(0.2)%	(0.7)%	(0.5)%	(0.3)%	(0.7)%
Effective income tax rate	37.7%	37.1%	37.0%	37.7%	37.0%	37.0%

The significant components of deferred tax liabilities (assets) that appear on MGE Energy's and MGE's consolidated balance sheets as of December 31 as follows:

	MGE Energy		MGE
(In thousands)	2012	2011	2012	2011
Property-related	$248,545	$188,235	$248,545	$188,235
Investment in ATC	29,147	26,896	24,993	23,594
Bond transactions	1,643	1,746	1,643	1,746
Pension and other postretirement benefits	82,072	68,352	82,072	68,352
Derivatives	29,134	16,498	29,134	16,498
Tax deductible prepayments	7,233	7,276	7,233	7,276
Other	10,662	12,714	10,634	12,697
Gross deferred income tax liabilities	408,436	321,717	404,254	318,398
Future federal tax benefit	(25,626)	-	(25,899)	-
Accrued expenses	(30,277)	(28,458)	(30,228)	(28,438)
Pension and other postretirement benefits	(69,941)	(69,646)	(69,941)	(69,646)
Deferred tax regulatory account	(1,551)	(1,828)	(1,551)	(1,828)
Derivatives	(29,134)	(16,498)	(29,134)	(16,498)
Other	(5,345)	(2,782)	(4,940)	(2,783)
Gross deferred income tax assets	(161,874)	(119,212)	(161,693)	(119,193)
Less valuation allowance	365	365	365	365
Net deferred income tax assets	(161,509)	(118,847)	(161,328)	(118,828)
Deferred income taxes	$246,927	$202,870	$242,926	$199,570

As of December 31, 2012, MGE Energy had approximately $63.4 million and $3.4 million of net operating loss and tax credit carryforwards, respectively. The net operating loss and tax credit carryforwards resulted in deferred tax assets of $22.2 million and $3.4 million, respectively, as of December 31, 2012.

As of December 31, 2012, MGE had approximately $64.2 million and $3.4 million of net operating loss and tax credit carryforwards, respectively. The net operating loss and tax credit carryforwards resulted in deferred tax assets of $22.5 million and $3.4 million, respectively, as of December 31, 2012.

The net operating loss carryforwards and tax credit carryforwards begin to expire in 2031. Both MGE Energy and MGE anticipate having future taxable income sufficient to utilize these deferred tax assets.

The valuation allowance reduces MGE Energy's and MGE's deferred tax assets for state carryforward losses to estimated realizable value due to the uncertainty of future income estimates in various state tax jurisdictions.

For tax purposes, as of December 31, 2012, both MGE Energy and MGE had approximately $7.5 million of state tax net operating loss deductions that expire between 2013 and 2023 if unused.

b.

Accounting for Uncertainty in Income Taxes - MGE Energy and MGE.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

A tabular reconciliation of unrecognized tax benefits and interest from January 1, 2010, to December 31, 2012, is as follows:

(In thousands)
Unrecognized tax benefits:	2012	2011	2010
Unrecognized tax benefits, January 1,	$2,364	$4,377	$176
Additions based on tax positions related to the current year	401	128	386
Additions based on tax positions related to the prior years	580	427	3,815
Reductions based on tax positions related to the prior years	(141)	(2,568)	-
Unrecognized tax benefits, December 31,	$3,204	$2,364	$4,377

(In thousands)
Interest on unrecognized tax benefits:	2012	2011	2010
Accrued interest on unrecognized tax benefits, January 1,	$216	$214	$21
Interest expense on uncertain tax positions	98	2	193
Accrued interest on unrecognized tax benefits, December 31,	$314	$216	$214

Unrecognized tax benefits are liabilities shown with Other Deferred Liabilities on the December 31, 2012, and December 31, 2011, consolidated balance sheets. The interest component is offset by a regulatory asset.

MGE Energy filed an application with its 2009 tax returns to change its income tax methods of accounting for electric generation, transmission and distribution repairs and its 2010 tax returns for gas distribution repairs. These method changes accelerated tax deductions for repairs in accordance with Treasury Regulations and case law, as compared to the prior method of claiming tax depreciation on project costs. During 2011, the IRS issued guidance on the treatment of electric transmission and distribution repairs. This guidance has prompted the reversal of a majority of the unrecognized tax benefits for these repairs. At December 31, 2012, MGE Energy and MGE have an unrecognized tax benefit in the amount of $3.2 million related to temporary tax differences associated with the change in income tax method of accounting for electric generation, transmission and distribution repairs and gas distribution repairs. At December 31, 2011, unrecognized tax benefits in the amount of $2.4 million primarily related to temporary tax differences associated with the change in income tax method of accounting for electric generation repairs, and gas distribution repairs. There were no unrecognized tax benefits at December 31, 2012, related to federal permanent differences and tax credits. Unrecognized tax benefits at December 31, 2011, related to federal permanent differences and tax credits was $0.2 million.

The unrecognized tax benefits at December 31, 2012, are not expected to significantly increase or decrease within the next twelve months. However, the IRS may issue guidance on the treatment of electric generation and/or gas distribution repairs. In addition, statutes of limitations will expire for MGE Energy and MGE tax returns. The impact of the statutes of limitations expiring is not anticipated to be material. Due to the filing of an amended return and subsequent examination, the 2007 federal and Wisconsin returns remains open. The following table shows tax years that remain subject to examination by major jurisdiction:

Taxpayer	Open Years
MGE Energy and consolidated subsidiaries in federal return	2007 through 2012
MGE Energy Wisconsin separate corporation return	2007 through 2008
MGE Wisconsin separate corporation return	2007 through 2008
MGE Energy Wisconsin combined reporting corporation return	2009 through 2012

c.

Medicare Part D Subsidy - MGE Energy and MGE.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) was enacted. The PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of the PPACA, these subsidy payments will become taxable in tax years beginning after December 31, 2012. In connection with accounting for Income Taxes, companies are required to reflect the impact of the change in tax law in the period that includes the enactment date of March 23, 2010. MGE anticipates recovery in rates of the incremental tax expense as a result of the legislation. In 2012, MGE specifically identified amounts within the retiree health benefit plans to be used for payment of future health insurance premiums, reducing the amount that MGE anticipates recovering in rates.

13.

Pension Plans and Other Postretirement Benefits - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits, and two defined contribution 401(k) benefit plans for its employees and retirees. MGE's costs for the 401(k) plans were $2.1 million, $1.8 million, and $1.6 million in 2012, 2011, and 2010, respectively. A measurement date of December 31 is utilized for all pension and postretirement benefit plans.

All employees hired after December 31, 2006, have been enrolled in the defined contribution pension plan, rather than the defined benefit pension plan previously in place.

a.

Benefit Obligations.

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Change in benefit obligations:	2012	2011	2012	2011
Net benefit obligation at beginning of year	$283,668	$232,900	$97,644	$71,762
Service cost	7,139	6,013	2,528	1,920
Interest cost	12,704	12,281	4,431	3,980
Plan participants' contributions	-	-	718	626
Plan amendments	(912)	-	-	-
Actuarial (gain) loss	22,266	40,925	(9,748)	22,211
Special termination benefits	-	13	-	-
Gross benefits paid	(9,360)	(8,464)	(3,155)	(3,022)
Less: federal subsidy on benefits paid	-	-	187	167
Benefit obligation at end of year	$315,505	$283,668	$92,605	$97,644

The accumulated benefit obligation for the defined benefit pension plans at the end of 2012 and 2011 was $272.5 million and $245.9 million, respectively.

Other Postretirement
	Pension Benefits		Benefits
Weighted-average assumptions used to
determine end of year benefit obligations:	2012	2011	2012	2011
Discount rate	4.09%	4.50%	4.14%	4.55%
Rate of compensation increase	4.60%	4.59%	N/A	N/A

The following table shows assumed health care cost trend rates at December 31:

	2012	2011
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2018	2018

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The following table shows how an assumed 1% increase or 1% decrease in health care cost trends could impact postretirement benefits in 2012 dollars:

(In thousands)	1% Increase	1% Decrease
Effect on other postretirement benefit obligation	$15,591	$(12,570)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law authorizing Medicare to provide prescription drug benefits to retirees. For the year ended December 31, 2012, the subsidy due to MGE was $0.2 million.

b.

Plan Assets.

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Change in plan assets:	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$173,311	$159,354	$23,456	$20,949
Actual return on plan assets	27,511	3,206	3,046	431
Employer contributions	20,815	19,215	8,059	4,472
Plan participants' contributions	-	-	718	626
Gross benefits paid	(9,360)	(8,464)	(3,155)	(3,022)
Fair value of plan assets at end of year	$212,277	$173,311	$32,124	$23,456

The expected long-term rate of return on the pension plan assets is 8.10% and 8.25% for 2012 and 2011, respectively. In 2013, the return on asset assumption will remain at 8.10%.

c.

Explanation of Long-Term Rate of Return.

MGE employs a building-block approach in determining the expected long-term rate of return for asset classes. Historical markets are studied and long-term historical relationships among asset classes are analyzed, consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as interest rates and dividend yields, are evaluated before long-term capital market assumptions are determined.

The expected long-term nominal rate of return for plan assets is primarily a function of expected long-term real rates of return for component asset classes and the plan's target asset allocation in conjunction with an inflation assumption. Peer data and historical returns are reviewed to check for appropriateness.

The asset allocation for MGE's pension plans at the end of 2012 and 2011, and the target allocation for 2013, by asset category, follows:

Percentage of Plan
	Target	Assets at Year End
	Allocation	2012	2011
Equity securities	63.0%	64.0%	64.0%
Debt securities	30.0%	29.0%	28.0%
Real estate	7.0%	7.0%	8.0%
Total	100.0%	100.0%	100.0%

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

e.

Concentrations of Credit Risk.

MGE evaluated its pension and other postretirement benefit plans' asset portfolios for the existence of significant concentrations of credit risk as of December 31, 2012. Types of concentrations that were evaluated include, but are not limited to, investment concentrations in a single entity, type of industry, and foreign country. As of December 31, 2012, there were no significant concentrations (defined as greater than 10 percent of plan assets) of risk in MGE pension and postretirement benefit plan assets.

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

The following is a description of the valuation methodologies used for assets measured at fair value as of December 31, 2012:

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

Insurance Continuance Fund (ICF) – The fair value of the ICF is based on largely unobservable inputs, which are based on a commingled interest.

The fair value of MGE's plan assets, by asset category are as follows:

	Fair Value as of December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$5,627	$5,627	$-	$-
Equity Securities:
U.S. Large Cap	68,671	-	68,671	-
U.S. Mid Cap	16,741	-	16,741	-
U.S. Small Cap	21,222	-	21,222	-
International Blend	44,200	-	44,200	-
Fixed Income Securities:
Short-Term Fund	4,231	-	4,231	-
High Yield Bond	11,587	-	11,587	-
Long Duration Bond	53,515	-	53,515	-
Real Estate	17,141	-	-	17,141
Insurance Continuance Fund	1,466	-	-	1,466
Total	$244,401	$5,627	$220,167	$18,607

	Fair Value as of December 31, 2011
(In thousands)	Total	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$2,436	$2,436	$-	$-
Equity Securities:
U.S. Large Cap	57,629	-	57,629	-
U.S. Mid Cap	13,987	-	13,987	-
U.S. Small Cap	18,468	-	18,468	-
International Blend	32,847	-	32,847	-
Fixed Income Securities:
Short-Term Fund	2,961	-	2,961	-
High Yield Bond	9,829	-	9,829	-
Long Duration Bond	42,139	-	42,139	-
Real Estate	15,565	-	-	15,565
Insurance Continuance Fund	906	-	-	906
Total	$196,767	$2,436	$177,860	$16,471

No transfers were made in or out of Level 1 or Level 2 for the year ended December 31, 2012.

The following table summarizes the changes in the fair value of the Level 3 plan assets.

	Level 3 Assets
		Insurance
		Continuance
(In thousands)	Real Estate	Fund
Balance as of January 1, 2011	$11,604	$1,003
Actual return on plan assets:
Relating to assets still held at the reporting date	2,149	46
Purchases, sales, and settlements	1,812	(143)
Transfers in and/or out of Level 3	-	-
Balance as of December 31, 2011	$15,565	$906
Actual return on plan assets:
Relating to assets still held at the reporting date	682	33
Purchases, sales, and settlements	894	527
Transfers in and/or out of Level 3	-	-
Balance as of December 31, 2012	$17,141	$1,466

g.

Other Postretirement Benefits.

The fair value of plan assets for the postretirement benefit plans is $32.1 million and $23.5 million at the end of 2012 and 2011, respectively. The expected long-term rate of return on these plan assets is 7.26% and 7.39% for 2012 and 2011, respectively. In 2013, MGE will lower the return on asset assumption from 7.26% to 6.79%.

Of the above amounts, $25.0 million and $20.1 million at the end of 2012 and 2011, respectively, were held in the master pension trust and are allocable to postretirement health expenses. The target asset allocation and investment strategy for the portion of assets held in the master pension trust are the same as that explained for MGE's pension plans.

The remainder of postretirement benefit assets are held either in an insurance continuance fund for the payment of retiree life benefits or a health benefit trust for payment of retiree health claims. There is no formal target asset allocation for these assets, but the intent is to seek interest income and maintain stability of principal.

h.

Funded Status.

The funded status at the end of the year, and the related amounts recognized on the consolidated balance sheet are as follows:

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Funded status, end of year	2012	2011	2012	2011
Fair value of plan assets	$212,277	$173,311	$32,124	$23,456
Benefit obligations	315,505	283,668	92,605	97,644
Funded status	$(103,228)	$(110,357)	$(60,481)	$(74,188)

At December 31, 2012, MGE Energy and MGE included a $0.9 million current liability, a $162.8 million long-term liability, and a $134.8 million regulatory asset in the consolidated balance sheets to reflect the unfunded status of the plans.

At December 31, 2011, MGE Energy and MGE included a $0.9 million current liability, a $183.6 million long-term liability, and a $148.5 million regulatory asset in the consolidated balance sheets to reflect the unfunded status of the plans.

			Other Postretirement
(In thousands)	Pension Benefits		Benefits
Amounts recognized as regulatory asset	2012	2011	2012	2011
Net actuarial loss	$112,637	$110,989	$21,529	$34,928
Prior service cost	105	1,447	530	640
Transition obligation	-	-	38	463
Total	$112,742	$112,436	$22,097	$36,031

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and an accumulated benefit obligation in excess of plan assets were as follows:

	Pension Benefits
(In thousands)	2012	2011
Projected benefit obligation, end of year	$315,505	$283,668
Accumulated benefit obligation, end of year	272,462	245,918
Fair value of plan assets, end of year	212,277	173,311

i.

Expected Cash Flows.

Contributions to the plans for 2013 are expected to be approximately $32 million, of which $30 million was paid in January 2013. For 2014 and 2015, contributions are expected to be between $11 million to $13 million each year. The contributions for years after 2015 are not yet currently estimated. MGE has adopted the asset smoothing as permitted in accordance with the Pension Protection Act of 2006, including modifications made by WRERA.

Due to uncertainties in the future economic performance of plan assets, discount rates, and other key assumptions, estimated contributions are subject to change. MGE may also elect to make additional discretionary contributions.

In 2012, MGE made $28.9 million in employer contributions to its pension and postretirement plans.

j.

Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Other Postretirement
		Gross	Expected	Net
	Pension	Postretirement	Medicare Part D	Postretirement
(In thousands)	Benefits	Benefits	Subsidy	Benefits
2013	$10,722	$2,796	$(179)	$2,617
2014	11,498	3,007	(205)	2,802
2015	12,327	3,234	(235)	2,999
2016	13,022	3,537	(262)	3,275
2017	13,896	4,018	(284)	3,734
2018 - 2022	84,834	26,425	(1,861)	24,564

k.

Net Periodic Cost.

MGE has elected to recognize the cost of its transition obligation (the accumulated postretirement benefit obligation as of January 1, 1993) by amortizing it on a straight-line basis over 20 years.

(In thousands)	Pension Benefits			Other Postretirement Benefits
Components of net periodic benefit cost	2012	2011	2010	2012	2011	2010
Service cost	$7,139	$6,013	$5,554	$2,528	$1,920	$1,849
Interest cost	12,704	12,281	11,928	4,431	3,980	3,926
Expected return on assets	(15,182)	(14,034)	(11,530)	(1,741)	(1,584)	(1,317)
Special termination benefits	-	13	-	-	-	-
Amortization of:
Transition obligation	-	-	-	425	427	427
Prior service cost	430	433	437	110	110	110
Actuarial loss	8,288	3,771	3,401	2,346	566	403
Net periodic benefit cost	$13,379	$8,477	$9,790	$8,099	$5,419	$5,398
Weighted-average assumptions used to
determine net periodic cost:
Discount rate	4.50%	5.36%	5.87%	4.55%	5.42%	5.92%
Expected return on plan assets	8.10%	8.25%	8.50%	7.26%	7.39%	7.44%
Rate of compensation increase	4.59%	4.59%	4.59%	N/A	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in the assumed health care cost trend rates would have had the following effect:

(In thousands)	1% Increase	1% Decrease
Effect on total service and interest cost components	$1,261	$(1,003)

The PSCW has allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During the years ended December 31, 2012 and 2011, $1.2 million and $2.6 million, respectively, has been recovered in rates.

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

On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards is re-measured quarterly, including at December 31, 2012, as required by applicable accounting standards. Changes in fair value as well as the original grant are recognized as compensation cost. Since this amount is re-measured throughout the vesting period, the compensation cost is subject to variability. These units are subject to a five year graded vesting schedule.

MGE Energy
Grant Date	Units Granted
January 16, 2009	18,604
January 15, 2010	17,310
January 21, 2011	15,655
February 17, 2012	16,693
February 15, 2013	15,256

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

As a result of the changes made by the amendment, MGE accelerated the recognition of costs associated with the outstanding awards resulting in a compensation-related charge of $0.5 million in the second quarter of 2011.

During both the years ended December 31, 2012 and 2011, MGE recorded $1.4 million in compensation expense as a result of awards under the Performance Unit Plan. Compensation expense during the year ended December 31, 2010, was $1.2 million. In January 2012, cash payments of $0.6 million were distributed relating to awards that were granted in 2007 and became payable under the Performance Unit Plan. No forfeitures occurred during the years ended December 31, 2012, 2011, and 2010. At December 31, 2012, $4.0 million of outstanding awards are vested, of this amount no cash settlements have occurred.

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

MGE reports on a net basis transactions on the MISO and PJM markets in which it buys and sells power within the same hour to meet electric energy delivery requirements. This treatment resulted in a $75.9 million, $102.1 million, and $94.9 million reduction to sales to the market and purchased power expense for the years ended December 31, 2012, 2011, and 2010, respectively.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	December 31, 2012	December 31, 2011
Commodity derivative contracts	444,650 MWh	482,545 MWh
Commodity derivative contracts	1,980,000 Dth	4,030,000 Dth
FTRs	2,670 MW	2,382 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement. At December 31, 2012, MGE Energy and MGE had no collateral that was netted against the net derivative positions with counterparties. At December 31, 2011, MGE Energy and MGE had $3.0 million in collateral that was netted against the net derivative positions with counterparties.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At December 31, 2012, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $0.3 million. At December 31, 2011, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $2.8 million.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at December 31, 2012 and 2011, reflects a loss position of $72.6 million and $39.5 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheet. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
December 31, 2012
Commodity derivative contracts	Other current assets	$365	Derivative liability (current)	$394
Commodity derivative contracts	Other deferred charges	95	Derivative liability (long-term)	11
FTRs	Other current assets	206	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	9,270
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	63,320

December 31, 2011
Commodity derivative contracts	Other current assets	$177	Derivative liability (current)	$3,060
Commodity derivative contracts	Other deferred charges	92	Derivative liability (long-term)	231
FTRs	Other current assets	186	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	4,600
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	34,920

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at December 31, 2012 and 2011, and the consolidated income statement for the year ended December 31, 2012 and 2011 (a).

	2012		2011
(In thousands)	Current and Long-Term Regulatory Asset	Other Current Assets	Current and Long-Term Regulatory Asset	Other Current Assets
Year Ended December 31:
Balance at January 1,	$42,356	$1,604	$19,230	$1,411
Change in unrealized loss	37,822	-	24,988	-
Realized loss reclassified to a deferred account	(2,857)	2,857	(3,190)	3,190
Realized gain (loss) reclassified to income statement	(4,992)	(3,887)	1,328	(2,997)
Balance at December 31,	$72,329	$574	$42,356	$1,604

	Realized losses (gains)
		Fuel for Electric
	Regulated	Generation/	Cost of
(In thousands)	Gas Revenues	Purchased Power	Gas Sold
Year Ended December 31, 2012:
Commodity derivative contracts	$-	$2,620	$3,072
FTRs	-	(45)	-
Ten-year PPA	-	3,232	-

Year Ended December 31, 2011:
Commodity derivative contracts	$-	$(258)	$2,194
FTRs	-	(267)	-
Ten-year PPA	-	-	-

(a)

MGE's commodity derivative contracts, FTRs, and ten-year PPA are subject to regulatory deferral. These derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the consolidated balance sheet and are recognized in earnings in the delivery month applicable to the instrument. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-) once MGE begins purchasing energy under the contract in 2012. The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of December 31, 2012, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of December 31, 2012 and 2011, no counterparties are in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of December 31, 2012, no counterparties have defaulted.

17.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On December 14, 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% or $14.9 million and to increase gas rates by 1.0% or $1.6 million. The change in retail electric rates was driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs. The authorized return on common stock equity remains unchanged at 10.3%.

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

On January 12, 2011, the PSCW authorized MGE to increase 2011 rates for retail electric customers by 2.3% or $8.0 million and to increase gas rates by 1.0% or $1.9 million. The increase in retail electric rates was driven by costs for MGE's share of the Elm Road Units. Pursuant to the provisions of this rate order, the fuel rules bandwidth effective January 1, 2011, will be plus or minus 2%. Authorized return on common stock equity was set at 10.3% based on a 58.1% utility common equity.

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

b.

Fuel Rules.

The PSCW approved new fuel rules that became effective January 1, 2011. The new rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its most recent base rate proceedings. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceed 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs are less than 98% of the electric fuel costs allowed in that order.

As of December 31, 2012, MGE has deferred $6.2 million (to be returned to customers in a future period) of electric fuel-related savings that are outside the range authorized by the PSCW. In 2010, a refund of $0.3 million of over collected 2009 fuel costs was refunded to customers on their April 2010 bills.

18.

Commitments and Contingencies.

a.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of December 31, 2012, the future minimum commitments related to these purchase contracts were as follows:

(In thousands)	2013	2014	2015	2016	2017
Coal(a)	$21,890	$9,450	$6,340	$1,623	$1,040
Natural Gas
Transportation and storage(b)	17,219	16,947	16,793	9,218	197
Supply(c)	9,765	-	-	-	-
Purchase Power(d)	50,713	49,880	48,050	49,037	49,833
Other	926	239	-	-	-
	$100,513	$76,516	$71,183	$59,878	$51,070

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

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2013. At December 31, 2012, 2011, and 2010, respectively, MGE had sold a $4.5 million, $4.3 million, and $3.6 million interest in these receivables. MGE retains the servicing responsibility for these receivables.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE maintains responsibility for collecting and remitting loan payments from customers to the financial institution and does not retain any interest in the assets sold to the financial institution. At both December 31, 2012 and 2011, MGE had recorded a servicing asset of $0.2 million. At December 31, 2010, MGE had recorded a servicing asset of $0.1 million. MGE recognized a gain of $0.1 million for each of the years ended December 31, 2012 and 2011, in connection with the sale of loan assets. MGE recognized gains of less than $0.1 million for the year ended December 31, 2010, in connection with the sale of loan assets. The servicing asset amount amortized in 2012 was less than $0.1 million. The loan assets are sold to the financial institution at cost, which approximates fair value in view of their market rates of interest. During 2012, 2011, and 2010, MGE received approximately $1.2 million, $1.5 million, and $0.5 million, respectively, from the financial institution for the sale of loan assets. During those same years, payments of $1.2 million, $0.8 million, and $0.7 million, respectively, were made by MGE to the financial institution.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at December 31, 2012, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the next five years on the loans are:

(In thousands)	2013	2014	2015	2016	2017
Principal payments	$689	$547	$862	$790	$376

c.

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

Future minimum rental payments at December 31, 2012, under agreements classified as operating leases with noncancelable terms in excess of one year are as follows:

(In thousands)	2013	2014	2015	2016	2017	Thereafter
Minimum lease payments	$2,026	$1,557	$1,082	$791	$679	$8,606

Rental expense under operating leases totaled $2.6 million for 2012 and $3.2 million for both 2011 and 2010.

d.

Smart Grid Investment Grant - MGE Energy and MGE.

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service, and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of December 31, 2012, MGE has spent $8.4 million related to these projects and has outstanding agreements to purchase $1.3 million in smart grid related products for 2013.

e.

Environmental - MGE Energy and MGE.

Water Quality

Water quality regulations promulgated by the EPA and WDNR in accordance with the Federal Water Pollution Control Act, or more commonly known as the Clean Water Act (CWA), impose restrictions on discharges of various pollutants into surface waters. The CWA also regulates surface water quality issues that affect aquatic life, such as water temperatures, intake structures, and wetlands filling. The CWA also includes discharge standards, which require the use of effluent-treatment processes equivalent to categorical "best practicable" or "best available" technologies. The CWA regulates discharges from "point sources" such as power plants through establishing discharge limits in water discharge permits. MGE's power plants operate under Wisconsin Pollution Discharge Elimination System (WPDES) permits to ensure compliance with these discharge limits.

The WDNR and the EPA have proposed various regulations that focus on point-source discharges.

WDNR's Thermal and Phosphorus Emissions Standards

In December 2010, the WDNR published new regulations for phosphorus and thermal discharges from electric-steam generating plants. Blount's WPDES permit was renewed, effective October 1, 2012, with these new thermal and phosphorus effluent discharge limits in place. We believe that the thermal and phosphorus limits are achievable at all of our generation plants without additional capital expenditures. We will continue to monitor these requirements as our other plant permits come up for renewal.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. Section 316(b) is implemented in Wisconsin through modifications to plants' WPDES permits. Although new facilities have been required to meet 316(b) standards for some time, regulations for existing facilities have not yet been finalized.

In April 2011, the EPA asked for public comment on proposed standards for existing facilities under 316(b). In June 2012, the EPA published two Notices of Data Availability (NODA) seeking public comment on alternate compliance technologies. The EPA has until June 27, 2013 to issue the final rule, pursuant to a recently announced settlement agreement.

The currently proposed rule and potential alternatives allow for a state permitting agency's discretion in determining best technology available at plants that are under their permitting authority and is not requiring cooling towers in all instances. The WDNR holds permitting authority for Wisconsin. Both Blount and Columbia generating plants are subject to both the impingement and entrainment aspects of the current proposed rule. WCCF is subject to the impingement aspect only. We anticipate that under the current proposed rule, equipment would need to be installed at Blount, WCCF and Columbia to meet these new standards. However it is not presently possible to estimate the potential costs associated with this rule because the rule has not been finalized.

Energy Efficiency and Renewables

The Wisconsin Energy Efficiency and Renewables Act requires that, by 2015, 10% of the state's electricity be generated from renewable resources. MGE expects the cost to comply with the Act and its accompanying regulations will be recoverable through current and future rates.

Air Quality

Federal and state air quality regulations impose restrictions on emission of particulates (PM), sulfur dioxide (SO2), nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including interstate pollution transport rules, maximum achievable control technology (MACT) standards, new source performance standards (NSPS), the Clean Air Visibility Rule (also known as the Regional Haze Rule), and mercury emissions limits are expected to result in additional operating and capital expenditure costs for electric generating units.

Vacation of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

EPA has promulgated three interstate air pollution rules consisting of the NOx SIP Call, the Clean Air Interstate Rule (CAIR) and the Cross-State Air Pollution Rule (CSAPR). These rules were each designed to reduce nitrogen oxide (NOx) and/or sulfur dioxide (SO2) air emissions from EGUs, including EGUs located in Wisconsin and other states. NOx and SO2 interact in the atmosphere to form ambient ozone and fine particulate matter pollution. As explained below, only the CAIR currently affects MGE's generation assets.

In 2000, the U.S. Court of Appeals for the D.C. Circuit held that Wisconsin had been illegally included in a portion of the NOx SIP Call, but stayed the remaining legal challenges to the rule pending EPA's development of additional interstate transport rules. At this time, the requirements of the NOx SIP Call and the costs of compliance remain uncertain.

In 2005, EPA promulgated the CAIR imposing additional controls on NOx and SO2 emissions from EGUs, including EGUs located in Wisconsin. However, in December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA with directions to revise or replace the rule. The Court's remand order directed that the CAIR remain in effect until the EPA promulgated a replacement rule. The Court's order did not include a deadline for the EPA to act.

In August 2011, the EPA responded to the remand of the CAIR by promulgating the CSAPR. However, in August 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid alternative program to control interstate pollution. In January 2013, the U.S. Court of Appeals for the D.C. Circuit denied EPA's petition for reconsideration decision en banc. At this time, the CAIR remains currently effective.

The CAIR, which became effective in 2009 and remains effective currently, generally requires NOx and SO2 emission reductions from fossil fuel-fired EGUs (25 MW or greater) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase (beginning in 2015) reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road Units, and its combustion turbines located in West Marinette and Fitchburg.

Our evaluation of the CAIR demonstrates that MGE will be in compliance with the CAIR's Phase I requirements without capital expenditures or modifications to our operations. We have also evaluated our potential expenditures if the CAIR remains in place for the Phase II reductions. Based on our Phase II evaluation, MGE will be able to meet Phase II NOx emissions reductions through using our NOx allowances provided through the rule, and we will meet Phase II SO2 emissions reductions through installation of pollution controls. New SO2 controls at Columbia are already underway and are planned to be completed by early 2014 (see the discussion regarding the Columbia environmental project below). Once the new environmental control project is completed at Columbia, it is expected that the plant will emit SO2 below anticipated Phase II CAIR allocation levels. MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates. MGE will continue monitoring the EPA's actions in response to the August 2012 CSAPR vacature, and the stayed NOx SIP Call litigation.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter, or PM) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution retrofits. The EPA had proposed that Columbia's compliance with emissions limitations in the CAIR and the CSAPR could also serve as compliance with the BART regulations for SO2 and NOx emissions. However, this proposal is now uncertain because of the D.C. Circuit remanding the CAIR to EPA and vacating the CSAPR. At this time, the BART regulatory obligations, compliance strategies and costs remain uncertain.

Wisconsin State Mercury Rule

Beginning January 1, 2015, phase two of the Wisconsin mercury rule will require large coal-fired EGUs (larger than 150 MW) to reduce mercury emissions by 90%, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOx and SO2 emissions at prescribed rates. The Elm Road Units currently meet this requirement. The Columbia co-owners expect to meet the 90% reduction option by installing baghouses and scrubbers by early 2014 (see the discussion regarding the Columbia environmental project below). With the finalization of the EPA's Mercury and Air Toxics Standard, or MATs, the WDNR is currently evaluating if the state mercury rule should be supplanted by the EPA's rule (see discussion on MATs below).

Mercury and Air Toxics Standards (MATs) for Utility Boilers (Also Referred to as the Maximum Achievable Control Technology, or MACT)

In December 2011, the EPA finalized its Mercury and Air Toxics Standards for coal and oil-burning EGU boilers. MATs will require emissions standards for mercury, non-mercury HAPs metals, and acid gases. MGE's Columbia and Elm Road Units are subject to MATs. The Elm Road Unit's current pollution controls and Columbia's planned mercury pollution controls (baghouse and scrubbers) are expected to allow both facilities to comply with the MATs rule (see the discussion regarding Columbia environmental project below).

National Ambient Air Quality Standards

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide, particulate matter, ozone, sulfur dioxide, lead, and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment. The EPA is required to review NAAQS every five years. New standards that are lower than existing standards may be developed as a result of these five-year NAAQS review. Monitoring and modeling data may be used to determine whether areas are in compliance. States must develop implementation plans to bring noncomplying areas into compliance and such implementation plans can impose new emissions reductions and/or pollution controls requirements on stationary sources.

Certain stationary sources, such as MGE's generation facilities, must meet NAAQS standards for emissions that travel offsite. Stationary source air quality modeling is used to determine whether emissions from permitted sources meet these NAAQS. Failure to meet NAAQS may require a permit applicant to incur capital or operational costs to bring a source into compliance. We cannot predict if MGE's permitted stationary sources will have difficulty meeting new standards not previously modeled. Modeling performed by the WDNR for MGE's permitted facilities has demonstrated compliance with current NAAQS. Additional modeling may be required in future permitting actions.

MGE tracks NAAQS developments to determine if new standards may affect us. MGE is currently tracking two NAAQS developments: (1) determination and placement of monitoring networks in Wisconsin for the 2010 nitrogen dioxide (NO2) NAAQS (Wisconsin is currently considered in attainment with NO2 NAAQS) and (2) stationary source modeling requirements under the 2010 sulfur dioxide (SO2) NAAQS. A concern has been raised regarding whether the current EPA-preferred dispersion model may not be accurate for SO2 stationary source modeling and may overestimate off-site concentrations of SO2 from stationary sources. The WDNR is working to resolve issues with the model.

Reciprocating Internal Combustion Engine (RICE) MACT Standard

In January 2013, the EPA finalized amendments to its RICE MACT standard. RICE MACT applies to industrial or electrical engines that are classified as reciprocating internal combustion engines. Engines owned by MGE that would fall under the RICE MACT rule include backup generators and small engines at various locations, including our fleet of distributed generators that serve as electric system backup and emergency dispatch. MGE is still evaluating the impacts to our engines based on this new standard including how the currently finalized rule will impact the dispatch of and/or addition of pollution controls on our aforementioned distributed generators.

Greenhouse Gas Regulation

The EPA's Greenhouse Gas "Tailoring Rule" regulates stationary sources for GHG emissions by "phasing in" over time different types of facilities subject to Prevention of Significant Deterioration (PSD) pre-construction program or Title V permitting (i.e. new facilities and existing facilities with certain qualifying modifications). Under the Tailoring Rule, covered new or modified sources must meet Best Available Control Technology (BACT) requirements for emissions that trigger PSD, including GHG emissions. MGE generating facilities may become subject to this rule in the future if modifications at any facilities trigger PSD or if MGE invests in new facilities that trigger PSD.

On March 27, 2012, the EPA proposed greenhouse gas (GHG) New Source Performance Standards (NSPS) for coal fired and natural gas combined cycle (NGCC) EGUs. The proposal applies to new EGUs only; the EPA has stated that it does not intend for these rules to apply to modified or existing units at this time. The proposed NSPS is not anticipated to significantly affect MGE's existing generation units.

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

Columbia Environmental Project

In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, the Mercury and Air Toxics Standards (MATs) and the Wisconsin Mercury Rule. WPL, the plant operator, currently estimates that MGE's share of the capital expenditures required for this project is approximately $140 million. The project is underway and estimated to be completed in early 2014.

MGE's share of various contractual commitments entered for the project as of December 31, 2012, is $73.4 million. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE. See Footnote 20 for further information regarding the Columbia environmental construction project.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. However, a citizen group petitioned the EPA to object to the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. In February 2011, the citizen group involved filed an action against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. However, on February 4, 2013 the parties involved dismissed the litigation without prejudice. In June 2012, the EPA notified the plant operator of its intent to assume responsibility for issuing the renewed operating permit for Columbia, but agreed to provide the plant operator with more time to potentially resolve the issues raised in the EPA's order. The matter is still pending. MGE believes the permits currently in effect for Columbia remain in place at this time. MGE continues to follow these developments and is unable to predict the outcome of this matter and its impact on its operations or financial condition.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE as one of the co-owners of the Columbia generating station. The NOV alleges that WPL, as operator, and the co-owners (WPS and MGE) failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP). In September 2010, Sierra Club filed a lawsuit against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities. WPL responded that the projects at Columbia were routine, or not projected to increase emissions, and therefore did not violate the permitting requirements of the CAA. MGE and the other Columbia co-owners are defending against these allegations while actively pursuing settlement options with the EPA and Sierra Club.

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

f.

Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business including the Columbia matters discussed above. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

g.

Elm Road - MGE Energy and MGE.

The Elm Road Units have an outstanding warranty claim related to costs incurred to repair steam turbine corrosion damage. See Footnote 21 for further information regarding these warranty claims.

h.

Other Commitments.

MGE Energy holds investments in nonpublic entities. From time to time, these entities require additional capital infusions from their investors. MGE Energy has committed to contribute $2.0 million in capital for such infusions. The timing of these infusions is dependent on the needs of the investee and is therefore uncertain at this time.

In addition, MGE Energy has a three year agreement with a venture debt fund expiring in December 2013. MGE Energy has committed to invest up to a total of $1.0 million into this fund. As of December 31, 2012, MGE Energy has $0.5 million remaining in commitments. The timing of infusions is dependent on the needs of the fund and is therefore uncertain at this time.

MGE has a commitment to the City of Madison for certain "green energy" projects. These funds will primarily be used to construct or purchase assets that will be owned by MGE and will be included in the property, plant, and equipment balance on the MGE Energy's and MGE's consolidated financial statements once the costs are incurred. The timing of the capital expenditures is dependent on the feasibility of the individual projects. MGE paid $0.3 million in 2012, and expects to pay less than $0.1 million in both 2015 and 2016.

MGE has commitments of approximately $0.3 million, which will be made annually (subject to PSCW approval) from 2013-2034, for water quality environmental projects.

MGE has entered into easements related to wind projects. Payments for these easements are $0.1 million in each of the next five years.

19.

Asset Retirement Obligations - MGE Energy and MGE.

a.

Conditional Asset Retirement Obligations.

MGE recorded an obligation for the fair value of its legal liability for asset retirement obligations (AROs) associated with removal of the West Campus Cogeneration Facility and the Elm Road generating units, electric substations, combustion turbine generating units, wind generating facilities, and photovoltaic generating facilities, all of which are located on property not owned by MGE Energy and MGE and would need to be removed upon the ultimate end of the associated leases. The significant conditional AROs identified by MGE included the costs of abandoning in place gas services and mains, the abatement and disposal of equipment and buildings contaminated with asbestos and PCBs, and the proper disposal and removal of tanks, batteries, and underground cable. Changes in management's assumptions regarding settlement dates, settlement methods, or assigned probabilities could have a material effect on the liabilities recorded by MGE at December 31, 2012, as well as the regulatory asset recorded.

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

The following table shows a rollforward of the AROs from January 1, 2011, to December 31, 2012. Amounts include conditional AROs.

(In thousands)	2012	2011
Balance at January 1,	$19,173	$19,913
Liabilities incurred	49	85
Accretion expense	1,021	1,071
Liabilities settled	(221)	(157)
Revisions in estimated cash flows(a)	(1,254)	(1,739)
Balance at December 31,	$18,768	$19,173

(a)

In 2012, MGE recorded a decrease in revisions in estimated cash flows of $1.3 million based on revised asbestos abatement estimates. In 2011, MGE recorded a decrease in revisions in estimated cash flows of $1.6 million based on revised remediation timing and cost information for its share of the Columbia ash landfill ARO.

b.

Non-ARO Costs.

Accumulated costs of removal that are non-ARO obligations are classified within the consolidated financial statements as regulatory liabilities. At December 31, 2012 and 2011, there were $14.0 million and $13.1 million, respectively, of these costs recorded as regulatory liabilities within the consolidated financial statements.

20.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest and MGE owns a 22% interest in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, the Mercury and Air Toxics Standards (MATS) and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project is approximately $140 million. As of December 31, 2012, MGE had accumulated $59.9 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE expects to incur capital expenditures as follows: $68 million in 2013 and $12 million in 2014. These amounts may change as a result of modifications to the project estimate or timing differences. MGE has recognized $1.4 million (after tax) in AFUDC equity related to this project for the year ended December 31, 2012.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. Additionally, MGE is entitled to a carrying cost on the related construction costs at 100% of the determined AFUDC rate.

21.

Elm Road - MGE Energy and MGE.

MGE Power Elm Road owns an 8.33% ownership interest in each of two 615 MW coal-fired generating units in Oak Creek, Wisconsin. Unit 1 entered commercial operation in February 2010 and Unit 2 entered commercial operation in January 2011. MGE Power Elm Road's sole principal asset is that ownership interest in those generating units. Each generating unit owner provides its own financing and reflects its respective portion of the facility and costs in its financial statements. MGE Power Elm Road has leased the Elm Road Units to MGE pursuant to separate facility lease agreements for each unit. These leases were authorized by order of the PSCW in accordance with applicable provisions of Wisconsin law that authorized financing of new generation through facility leases. The PSCW order establishes a cap on the construction costs that may be passed through the lease agreements to MGE and its customers, through rates. Additional costs attributable to force majeure events, as defined in the leases, do not count against this cap, but are subject to PSCW review and determination that the costs were prudently incurred. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. In addition, the PSCW deferred the final decision regarding the $1.8 million fuel flexibility project (MGE Power Elm Road's share) until a future rate proceeding.

The warranty periods for both of the Elm Road Units have expired. WEPCO and Bechtel (the construction contractor for the Elm Road Units) are working through outstanding warranty claims. According to WEPCO, the warranty claim for the costs incurred to repair steam turbine corrosion damage identified on both units will be resolved through a binding arbitration hearing scheduled for October 2013. In accordance with the contract with Bechtel, final acceptance of the units cannot occur until, among other things, all disputes have been settled.

22.

Adoption of Accounting Principles and Recently Issued Accounting Pronouncements - MGE Energy and MGE.

a.

Fair Value Measurements and Disclosures.

In May 2011, the FASB issued authoritative guidance within the Codification's Fair Value Measurements and Disclosures topic that provides guidance on additional disclosures about fair value measurements, specifically related to Level 3 assets and liabilities. This authoritative guidance became effective January 1, 2012. The authoritative guidance did not have a material financial impact, but required additional disclosures. See Footnote 11 for additional information.

b.

Presentation of Comprehensive Income.

In June 2011, the FASB issued authoritative guidance within the Codification's Comprehensive Income topic that provides guidance on presentation of comprehensive income. Comprehensive income will be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance became effective January 1, 2012. The authoritative guidance had an effect on our financial statement presentation of comprehensive income. See the Consolidated Statements of Comprehensive Income for additional information.

c.

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information for instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with a master netting arrangement. On January 31, 2013, the FASB issued additional authoritative guidance which clarified the scope of disclosures about offsetting assets and liabilities. The revised guidance limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This authoritative guidance became effective January 1, 2013. The authoritative guidance will not have a financial impact, but will require additional disclosures.

23.

Segment Information - MGE Energy and MGE.

The electric utility business purchases, generates and distributes electricity, and contracts for transmission service. The gas utility business purchases and distributes natural gas and contracts for the transportation of natural gas. Both the electric and gas segments operate through MGE Energy's principal subsidiary, MGE.

The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power, MGE Power Elm Road, and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE. MGE Power Elm Road has an ownership interest in two coal-fired generating units in Oak Creek, Wisconsin, which are leased to MGE, and MGE Power West Campus owns a controlling interest in the electric generation plant of a natural gas-fired cogeneration facility on the UW campus. MGE Power West Campus's portion is also leased to MGE.

The transmission investment segment invests, through MGE Transco, in ATC, a company that provides electric transmission services primarily in Wisconsin. See Footnote 4 for further discussion of MGE Transco and the investment in ATC.

The "All Others" segment includes: corporate, CWDC, MAGAEL, and MGE Construct. These entities' operations consist of investing in companies and property which relate to the regulated operations, financing the regulated operations, or providing construction services to the other subsidiaries.

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

The following table shows segment information for MGE Energy's and MGE's operations:

(In thousands)			Non-			Consolidation/
MGE Energy			Regulated	Transmission	All	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Others	Entries	Total
Year Ended December 31, 2012
Operating revenues	$392,365	$139,727	$9,231	$-	$-	$-	$541,323
Interdepartmental revenues	487	12,814	34,714	-	-	(48,015)	-
Total operating revenues	392,852	152,541	43,945	-	-	(48,015)	541,323
Depreciation and amortization	(26,031)	(5,569)	(7,107)	-	-	-	(38,707)
Other operating expenses	(300,149)	(136,567)	(121)	-	(1,031)	48,015	(389,853)
Operating income (loss)	66,672	10,405	36,717	-	(1,031)	-	112,763
Other (deductions) income, net	1,145	323	-	9,080	(479)	-	10,069
Interest (expense) income, net	(10,189)	(2,874)	(6,537)	-	133	-	(19,467)
Income (loss) before taxes	57,628	7,854	30,180	9,080	(1,377)	-	103,365
Income tax (provision) benefit	(20,906)	(2,769)	(12,113)	(3,648)	517	-	(38,919)
Net income (loss)	$36,722	$5,085	$18,067	$5,432	$(860)	$-	$64,446

Year Ended December 31, 2011
Operating revenues	$375,858	$165,271	$5,253	$-	$-	$-	$546,382
Interdepartmental revenues	495	12,440	38,148	-	-	(51,083)	-
Total operating revenues	376,353	177,711	43,401	-	-	(51,083)	546,382
Depreciation and amortization	(28,323)	(5,593)	(7,026)	-	-	-	(40,942)
Other operating expenses	(292,080)	(155,444)	(174)	-	(957)	51,083	(397,572)
Operating income (loss)	55,950	16,674	36,201	-	(957)	-	107,868
Other income, net	71	20	-	8,614	509	-	9,214
Interest (expense) income, net	(10,849)	(3,060)	(6,331)	-	78	-	(20,162)
Income (loss) before taxes	45,172	13,634	29,870	8,614	(370)	-	96,920
Income tax (provision) benefit	(15,334)	(5,249)	(11,988)	(3,467)	46	-	(35,992)
Net income (loss)	$29,838	$8,385	$17,882	$5,147	$(324)	$-	$60,928

Year Ended December 31, 2010
Operating revenues	$360,729	$165,915	$5,947	$-	$-	$-	$532,591
Interdepartmental revenues	504	11,509	28,462	-	-	(40,475)	-
Total operating revenues	361,233	177,424	34,409	-	-	(40,475)	532,591
Depreciation and amortization	(27,498)	(5,237)	(5,225)	-	-	-	(37,960)
Other operating expenses	(279,389)	(158,146)	(136)	-	(833)	40,475	(398,029)
Operating income (loss)	54,346	14,041	29,048	-	(833)	-	96,602
Other (deductions) income, net	2,353	664	-	8,501	(425)	-	11,093
Interest (expense) income, net	(10,548)	(2,975)	(2,659)	-	25	-	(16,157)
Income (loss) before taxes	46,151	11,730	26,389	8,501	(1,233)	-	91,538
Income tax (provision) benefit	(15,983)	(4,299)	(10,581)	(3,443)	486	-	(33,820)
Net income (loss)	$30,168	$7,431	$15,808	$5,058	$(747)	$-	$57,718

(In thousands)			Non-		Consolidation/
MGE			Regulated	Transmission	Elimination	Consolidated
	Electric	Gas	Energy	Investment	Entries	Total
Year Ended December 31, 2012
Operating revenues	$392,365	$139,727	$9,231	$-	$-	$541,323
Interdepartmental revenues	487	12,814	34,714	-	(48,015)	-
Total operating revenues	392,852	152,541	43,945	-	(48,015)	541,323
Depreciation and amortization	(26,031)	(5,569)	(7,107)	-	-	(38,707)
Other operating expenses*	(320,701)	(139,236)	(12,234)	-	48,015	(424,156)
Operating income*	46,120	7,736	24,604	-	-	78,460
Other income, net*	791	223	-	5,432	-	6,446
Interest expense, net	(10,189)	(2,874)	(6,537)	-	-	(19,600)
Net income	36,722	5,085	18,067	5,432	-	65,306
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(24,489)	(24,489)
Net income attributable to MGE	$36,722	$5,085	$18,067	$5,432	$(24,489)	$40,817

Year Ended December 31, 2011
Operating revenues	$375,858	$165,271	$5,253	$-	$-	$546,382
Interdepartmental revenues	495	12,440	38,148	-	(51,083)	-
Total operating revenues	376,353	177,711	43,401	-	(51,083)	546,382
Depreciation and amortization	(28,323)	(5,593)	(7,026)	-	-	(40,942)
Other operating expenses*	(307,193)	(160,631)	(12,162)	-	51,083	(428,903)
Operating income*	40,837	11,487	24,213	-	-	76,537
Other (deductions) income, net*	(150)	(42)	-	5,147	-	4,955
Interest expense, net	(10,849)	(3,060)	(6,331)	-	-	(20,240)
Net income	29,838	8,385	17,882	5,147	-	61,252
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(23,970)	(23,970)
Net income attributable to MGE	$29,838	$8,385	$17,882	$5,147	$(23,970)	$37,282

Year Ended December 31, 2010
Operating revenues	$360,729	$165,915	$5,947	$-	$-	$532,591
Interdepartmental revenues	504	11,509	28,462	-	(40,475)	-
Total operating revenues	361,233	177,424	34,409	-	(40,475)	532,591
Depreciation and amortization	(27,498)	(5,237)	(5,225)	-	-	(37,960)
Other operating expenses*	(294,353)	(162,157)	(10,717)	-	40,475	(426,752)
Operating income*	39,382	10,030	18,467	-	-	67,879
Other income, net*	1,334	376	-	5,058	-	6,768
Interest expense, net	(10,548)	(2,975)	(2,659)	-	-	(16,182)
Net income	30,168	7,431	15,808	5,058	-	58,465
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(20,740)	(20,740)
Net income attributable to MGE	$30,168	$7,431	$15,808	$5,058	$(20,740)	$37,725

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands)			Assets				Consolidation/
MGE Energy			not	Nonregulated	Transmission	All	Elimination
	Electric	Gas	Allocated	Energy	Investment	Others	Entries	Total
Assets:
December 31, 2012	$888,444	$285,468	$18,559	$323,216	$61,064	$413,291	$(403,118)	$1,586,924
December 31, 2011	794,738	285,702	32,882	299,421	57,006	401,862	(412,729)	1,458,882
December 31, 2010	721,721	257,505	22,079	300,862	54,241	376,219	(414,734)	1,317,893
Capital Expenditures:
Year ended Dec. 31, 2012	$81,965	$13,812	$-	$2,658	$-	$-	$-	$98,435
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	-	65,176
Year ended Dec. 31, 2010	33,655	13,719	-	12,708	-	-	-	60,082

	Utility			Consolidated
(In thousands)			Assets			Consolidation/
MGE			not	Nonregulated	Transmission	Elimination
	Electric	Gas	Allocated	Energy	Investment	Entries	Total
Assets:
December 31, 2012	$888,444	$285,468	$18,559	$323,166	$61,064	$(23,050)	$1,553,651
December 31, 2011	794,738	285,702	32,882	299,171	57,006	(35,706)	1,433,793
December 31, 2010	721,721	257,505	22,079	300,612	54,241	(37,217)	1,318,941
Capital Expenditures:
Year ended Dec. 31, 2012	$81,965	$13,812	$-	$2,658	$-	$-	$98,435
Year ended Dec. 31, 2011	47,206	15,830	-	2,140	-	-	65,176
Year ended Dec. 31, 2010	33,655	13,719	-	12,708	-	-	60,082

24.

Quarterly Summary of Operations - MGE Energy (unaudited).

(In thousands, except per share amounts)	Quarters Ended
2012	March 31	June 30	September 30	December 31
Operating revenues:
Regulated electric revenues	$89,936	$96,339	$118,914	$87,176
Regulated gas revenues	57,019	18,629	16,587	47,492
Nonregulated revenues	2,304	2,253	2,337	2,337
Total Operating Revenues	149,259	117,221	137,838	137,005
Operating expenses	120,815	92,140	97,950	117,655
Operating income	28,444	25,081	39,888	19,350
Interest and other income, net	(2,534)	(2,215)	(1,993)	(2,656)
Income tax provision	(9,862)	(8,596)	(14,253)	(6,208)
Earnings on common stock	$16,048	$14,270	$23,642	$10,486
Earnings per common share	$0.69	$0.62	$1.02	$0.46
Dividends per share	$0.383	$0.383	$0.395	$0.395
2011
Operating revenues:
Regulated electric revenues	$86,007	$90,834	$114,963	$84,054
Regulated gas revenues	77,437	25,062	17,249	45,523
Nonregulated revenues	1,161	1,363	1,360	1,369
Total Operating Revenues	164,605	117,259	133,572	130,946
Operating expenses	133,707	94,062	97,238	113,507
Operating income	30,898	23,197	36,334	17,439
Interest and other income, net	(2,464)	(2,902)	(2,801)	(2,781)
Income tax provision	(10,651)	(7,572)	(12,495)	(5,274)
Earnings on common stock	$17,783	$12,723	$21,038	$9,384
Earnings per common share	$0.77	$0.55	$0.91	$0.41
Dividends per share	$0.375	$0.375	$0.383	$0.383

Notes:

•

The quarterly results of operations within a year may not be comparable because of seasonal and other factors.

•

The sum of earnings per share of common stock for any four quarters may vary slightly from the earnings per share of common stock for the equivalent twelve-month period due to rounding.

•

MGE Energy's operations are based primarily on its utility subsidiary MGE.

103

25.

Related Party Transactions - MGE Energy and MGE.

ATC

During 2012, 2011, and 2010, MGE recorded $25.3 million, $25.0 million, and $26.4 million, respectively, for transmission services received from ATC. MGE also provides a variety of operational, maintenance, and project management work for ATC, which is reimbursed by ATC. For both the years ended December 31, 2012 and 2011, MGE had a receivable due from ATC of $0.2 million. For the year ended December 31, 2010, MGE had no receivable due from ATC.

During March 2010, MGE sold a parcel of land in Middleton, Wisconsin to ATC for $2.7 million, resulting in a gain of $2.6 million (pretax). The transaction was approved by the PSCW.

For additional discussion on MGE's relationship with ATC, see Footnote 4.

26.

Subsequent Events - MGE Energy and MGE.

ATC Capital Contribution.

On January 31, 2013, MGE Transco made a voluntary $0.2 million capital contribution to ATC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

MGE Energy and MGE

None.

Item 9A. Controls and Procedures.

MGE Energy and MGE

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During the fourth quarter of 2012, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including its principal executive officer and its principal financial officer, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities, and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of December 31, 2012, the principal executive officer and principal financial officer of each registrant concluded that such registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to accomplish their objectives. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended December 31, 2012, there were no changes in MGE Energy or MGE's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, MGE Energy or MGE's internal control over financial reporting.

MGE Energy and MGE

Management of MGE Energy and MGE are required to assess and report on the effectiveness of its internal control over financial reporting as of December 31, 2012. As a result of that assessment, management determined that there were no material weaknesses as of December 31, 2012 and, therefore, concluded that MGE Energy and MGE's internal control over financial reporting was effective. Management's Report on Internal Control Over Financial Reporting is included in Item 8. - Financial Statements and Supplementary Data.

Item 9B. Other Information.

MGE Energy

None.

PART III.

Item 10. Directors, Executive Officers, and Corporate Governance.

MGE Energy

The information required by Item 10 relating to directors and nominees for election as directors at MGE Energy's annual meeting of shareholders is incorporated herein by reference to the information under the heading "ELECTION OF DIRECTORS" in MGE Energy's definitive proxy statement (2013 Proxy Statement) to be filed with the SEC on or before March 28, 2013. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information under the heading "BENEFICIAL OWNERSHIP - Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement.

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

Item 11. Executive Compensation.

See Item 12.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

MGE Energy

The required information for Items 11 and 12 is included in the 2013 Proxy Statement, which will be filed with the SEC on or before March 28, 2013, under the section "EXECUTIVE COMPENSATION," not including "Compensation Committee Report," and "Company Performance," and under the section "BENEFICIAL OWNERSHIP," which is incorporated herein by reference.

MGE Energy does not have or maintain any equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

MGE Energy

The information required by Item 13 is incorporated by reference herein from the "BOARD OF DIRECTORS INFORMATION" section in the 2013 Proxy Statement, which will be filed with the SEC on or before March 28, 2013.

Item 14. Principal Accounting Fees and Services.

MGE Energy

The information required by Item 14 is incorporated herein by reference to the information under the heading "RATIFICATION OF PRICEWATERHOUSECOOPERS LLP AS OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" in the 2013 Proxy Statement, which will be filed with the SEC on or before March 28, 2013.

MGE

Independent Registered Public Accounting Firm Fees Disclosure

	2012	2011
Audit Fees:
Audit of financial statements and internal controls	$650,661	$640,871
Review of SEC filings, comfort letters and comment letters	7,034	-
Total Audit Fees	$657,695	$640,871

Audit-Related Fees:
Services rendered for Department of Energy grant compliance audit	$45,901	$40,460
Services rendered for utility commission-mandated obligations	36,000	23,377
Total Audit-Related Fees	$81,901	$63,837

Tax Fees:
Services rendered on prefunding postretirement prescription drug benefit	$77,700	$-
Services rendered to change tax method of accounting for repairs	74,938	119,881
Review of federal and state income tax returns	37,893	32,907
Services rendered on bonus depreciation	34,450	-
Total Tax Fees	$224,981	$152,788

All Other Fees:
Power Plant system implementation assurance review	$80,139	$-
Generation projects advisory services	1,750	24,204
Fee to access online accounting standards library	3,600	3,600
Total All Other Fees	$85,489	$27,804

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements.

MGE Energy
Report of Independent Registered Public Accounting Firm	48
Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010	50
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	50
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	51
Consolidated Balance Sheets as of December 31, 2012 and 2011	52
Consolidated Statements of Common Equity as of December 31, 2012, 2011, and 2010	53
Notes to Consolidated Financial Statements	58

MGE
Report of Independent Registered Public Accounting Firm	49
Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010	54
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	54
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	55
Consolidated Balance Sheets as of December 31, 2012 and 2011	56
Consolidated Statements of Common Equity as of December 31, 2012, 2011, and 2010	57
Notes to Consolidated Financial Statements	58

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

3.2

Amended and Restated Bylaws of MGE Energy, Inc. (Exhibit 3.2 to MGE Energy's Registration Statement on Form S-4, Registration No. 333-72694.)

3.3

Restated Articles of Incorporation of Madison Gas and Electric Company as in effect at October 25, 2012. (Exhibit 3.1 to Form 8-K dated October 25, 2012, File No. 0-1125.)

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

108

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

109

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

110

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

10.34*

Form of Income Continuation Agreement. (Exhibit 10.40 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.35*

MGE Energy, Inc., 2006 Performance Unit Plan. (Exhibit 10.41 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.36*

Amendment Number One to MGE Energy, Inc., 2006 Performance Unit Plan, dated March 18, 2011. (Exhibit 10.2 to Form 8-K dated March 24, 2011, File No. 0-49965.)

10.37*

Form of Performance Unit Award Agreement. (Exhibit 10.42 to Form 10-K for the year ended December 31, 2008, File No. 0-49965.)

10.38*

Form of Amendment to Performance Unit Award Agreement. (Exhibit 10.1 to Form 8-K dated April 15, 2011, File No. 0-49965.)

12

Statements regarding computation of ratio of earnings to fixed charges:

12.1

MGE Energy, Inc.

12.2

Madison Gas and Electric Company

21

Subsidiaries of MGE Energy, Inc.

23

Consent of Independent Registered Public Accounting Firm

23.1

MGE Energy, Inc.

23.2

Madison Gas and Electric Company

111

31

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934 as to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

32

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Annual Report on Form 10-K for the year ended December 31, 2012, filed by the following officers for the following companies:

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

112

Schedule I

Condensed Parent Company Financial Statements

MGE Energy, Inc.

Statements of Comprehensive Income

(Parent Company Only)

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Operating Expenses:
Other operations and maintenance	$649	$718	$653
Total Operating Expenses	649	718	653
Operating Loss	(649)	(718)	(653)
Equity in earnings of investments	65,132	61,075	59,147
Other income/(loss), net	(496)	505	(22)
Other interest	45	(22)	3
Income before income taxes	64,032	60,840	58,475
Income tax provision	414	88	(757)
Net Income	64,446	60,928	57,718
Other Comprehensive Income (Loss), Net of Tax:
Unrealized loss on available-for-sale securities, net of
tax ($12, $10, and $42)	(18)	(15)	(63)
Reclassification of realized gain on available-for-sale
securities, net of tax ($-, $10, and $-)	-	(15)	-
Comprehensive Income	$64,428	$60,898	$57,655

The accompanying notes are an integral part of the above consolidated financial statements.

MGE Energy, Inc.

Statements of Cash Flows

(Parent Company Only)

(In thousands)

	For the years ended December 31,
	2012	2011	2010
Net Cash Flows Provided by Operating Activities	$49,819	$50,696	$48,430
Investing Activities:
Return of investment - affiliates	-	30,000	50,000
Other investing	(1,558)	(3,022)	(1,656)
Cash Provided by (Used for) Investing Activities	(1,558)	26,978	48,344
Financing Activities:
Cash dividends paid on common stock	(35,951)	(35,026)	(34,370)
Change in short-term debt	-	(19,000)	(62,000)
Other financing	(49)	-	-
Cash Used for Financing Activities	(36,000)	(54,026)	(96,370)
Change in Cash and Cash Equivalents:	12,261	23,648	404
Cash and cash equivalents at beginning of period	24,620	972	568
Cash and cash equivalents at end of period	$36,881	$24,620	$972

The accompanying notes are an integral part of the above consolidated financial statements.

113

Schedule I

Condensed Parent Company Financial Statements (continued)

MGE Energy, Inc.

Balance Sheets

(Parent Company Only)

(In thousands)

	At December 31,
ASSETS	2012	2011
Current Assets:
Cash and cash equivalents	$36,881	$24,620
Accounts receivable, net:
Accounts receivable from affiliates	795	2,148
Prepaid taxes and other	451	481
Total Current Assets	38,127	27,249
Other deferred assets and other	129	151
Investments:
Investments in affiliates	556,911	534,009
Other investments	787	567
Total Investments	557,698	534,576
Total Assets	$595,954	$561,976

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable to affiliates	$603	$602
Accrued taxes	4,164	-
Other current liabilities	1,148	218
Total Current Liabilities	5,915	820
Other Credits:
Deferred income taxes	4,228	3,320
Accounts payable to affiliates	6,382	6,884
Total Other Credits	10,610	10,204
Shareholders' Equity:
Common shareholders' equity	339,382	339,382
Retained income	239,953	211,458
Other comprehensive income/(loss)	94	112
Total Shareholders' Equity	579,429	550,952
Commitments and contingencies (see Footnote 18)	-	-
Total Liabilities and Shareholders' Equity	$595,954	$561,976

The accompanying notes are an integral part of the above consolidated financial statements.

114

Schedule I

Condensed Parent Company Financial Statements (continued)

Notes to Condensed Financial Statements

(Parent Company Only)

1.

Basis of Presentation.

MGE Energy is a holding company and conducts substantially all of its business operations through its subsidiaries. For Parent Company only presentation, investment in subsidiaries are accounted for using the equity method. These condensed Parent Company financial statements and related notes have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X. These statements should be read in conjunction with the financial statements and the notes of the Annual Report on Form 10-K for the year ended December 31, 2012.

2.

Credit Agreements.

As of December 31, 2012, MGE Energy had access to an unsecured, committed credit facility with aggregate bank commitments of $40.0 million and available capacity under those commitments of $40.0 million.

See Footnote 10 of the Notes to Consolidated Financial Statements for further information regarding MGE Energy's credit agreements.

3.

Commitments and Contingencies.

See Footnote 18 of the Notes to Consolidated Financial Statements for commitments and contingencies.

4.

Dividends from Affiliates.

	Dividends from Affiliates
(In thousands)	2012	2011	2010
MGE	$20,404	$26,648	$26,150
MGE Construct	239	-	-
MGE Power Elm Road	16,000	43,000	52,028
MGE Power	200	-	-
MGE Power West Campus	7,500	9,500	4,000
MGE Transco	-	-	2,372
Total	$44,343	$79,148	$84,550

Dividend Restrictions

Dividend payments by MGE to MGE Energy are subject to restrictions arising under a PSCW rate order and, to a lesser degree, MGE's first mortgage bonds. The PSCW order limits the amount of dividends that MGE may pay MGE Energy when its common equity ratio, calculated in the manner used in the rate proceeding, is less than 55%. Under those circumstances, MGE may not pay dividends in excess of $39.8 million plus dividends on MGE Energy's shares issued in excess of the issued share number used in the rate proceeding forecast if the proceeds are invested in MGE. MGE's thirteen month rolling average common equity ratio at December 31, 2012, is 58.3% as determined under the calculation used in the rate proceeding. MGE paid cash dividends of $20.4 million to MGE Energy in 2012. The rate proceeding calculation includes as indebtedness imputed amounts for MGE's outstanding purchase power capacity payments and other PSCW adjustments, but does not include the indebtedness associated with MGE Power Elm Road or MGE Power West Campus, which are consolidated into MGE's financial statements but are not direct obligations of MGE.

MGE has covenanted with the holders of its first mortgage bonds not to declare or pay any dividend or make any other distribution on or purchase any shares of its common stock unless, after giving effect thereto, the aggregate amount of all such dividends and distributions and all amounts applied to such purchases, after December 31, 1945, shall not exceed the earned surplus (retained earnings) accumulated subsequent to December 31, 1945. As of December 31, 2012, approximately $281.6 million was available for the payment of dividends under this covenant.

See Footnote 9 and 10 of the Notes to Consolidated Financial Statement for long-term debt and lines of credit dividend restrictions.

115

Schedule II

Valuation and Qualifying Accounts

MGE Energy, Inc. and Madison Gas and Electric Company

	Balance at beginning of period	Additions		Net Accounts written off	Balance at end of period
		(1) Charged to costs and expenses	(2) Charged to other accounts

Fiscal Year 2010:
Accumulated provision for uncollectibles	$4,242,335	2,805,311	49,500	(2,508,471)	$4,588,675

Fiscal Year 2011:
Accumulated provision for uncollectibles	$4,588,675	2,174,729	49,500	(2,712,571)	$4,100,333

Fiscal Year 2012:
Accumulated provision for uncollectibles	$4,100,333	2,825,300	44,400	(2,153,915)	$4,816,118

116

Signatures - MGE Energy, Inc.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MGE Energy, Inc.
(Registrant)

Date: February 26, 2013	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2013.

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

117

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Madison Gas and Electric Company
(Registrant)

Date: February 26, 2013	/s/ Gary J. Wolter
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2013.

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

118