Form 10-Q
period 2013-03-31
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2013-05-03
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2013

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

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2013
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

6

Consolidated Statements of Comprehensive Income (unaudited)

6

Consolidated Statements of Cash Flows (unaudited)

7

Consolidated Balance Sheets (unaudited)

8

Consolidated Statements of Common Equity (unaudited)

9

Madison Gas and Electric Company

10

Consolidated Statements of Income (unaudited)

10

Consolidated Statements of Comprehensive Income (unaudited)

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

Item 4. Mine Safety Disclosures.

44

Item 6. Exhibits.

44

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the Registrants' 2012 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct, LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
DNR	Department of Natural Resources
DOE	United States Department of Energy
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act
FASB	Financial Accounting Standards Board
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
HAPs	Hazardous Air Pollutants
heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MACT	Maximum Achievable Control Technology
MAP-21	Moving Ahead for Progress in the 21st Century Act
MATs	Mercury and Air Toxics Standards
MISO	Midwest Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NGCC	Natural Gas Combined Cycle
NO2	Nitrogen Dioxide
NODA	Notices of Data Availability
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
OPRB	Other Postretirement Benefits

PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RICE	Reciprocating Internal Combustion Engine
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2013	2012
Operating Revenues:
Regulated electric revenues	$93,494	$89,936
Regulated gas revenues	72,467	57,019
Nonregulated revenues	1,276	2,304
Total Operating Revenues	167,237	149,259

Operating Expenses:
Fuel for electric generation	10,760	8,851
Purchased power	18,205	19,546
Cost of gas sold	44,692	34,845
Other operations and maintenance	41,649	42,949
Depreciation and amortization	9,624	9,624
Other general taxes	4,679	5,000
Total Operating Expenses	129,609	120,815
Operating Income	37,628	28,444

Other income, net	3,309	2,570
Interest expense, net	(4,675)	(5,104)
Income before income taxes	36,262	25,910
Income tax provision	(13,678)	(9,862)
Net Income	$22,584	$16,048

Earnings Per Share of Common Stock
(basic and diluted)	$0.98	$0.69

Dividends per share of common stock	$0.395	$0.383

Average Shares Outstanding
(basic and diluted)	23,114	23,114

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Income	$22,584	$16,048
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of
tax ($43 and $5)	65	7
Comprehensive Income	$22,649	$16,055

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income	$22,584	$16,048
Items not affecting cash:
Depreciation and amortization	9,624	9,624
Deferred income taxes	11,294	8,846
Provision for doubtful receivables	743	1,167
Employee benefit plan expenses	3,336	4,682
Equity earnings in ATC	(2,396)	(2,242)
Other items	750	660
Changes in working capital items:
Decrease in current assets	17,341	12,377
Decrease in current liabilities	(4,590)	(6,631)
Dividend income from ATC	1,807	1,740
Cash contributions to pension and other postretirement plans	(30,764)	(20,789)
Other noncurrent items, net	(1,077)	(746)
Cash Provided by Operating Activities	28,652	24,736

Investing Activities:
Capital expenditures	(29,164)	(15,467)
Capital contributions to investments	(373)	(355)
Other	(279)	106
Cash Used for Investing Activities	(29,816)	(15,716)

Financing Activities:
Cash dividends paid on common stock	(9,132)	(8,843)
Repayment of long-term debt	(667)	(667)
Increase in short-term debt	10,500	-
Other	-	(19)
Cash Provided by (Used for) Financing Activities	701	(9,529)

Change in cash and cash equivalents	(463)	(509)
Cash and cash equivalents at beginning of period	46,357	41,169
Cash and Cash Equivalents at End of Period	$45,894	$40,660

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$12,699	$4,674

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$45,894	$46,357
Receivable - margin account	766	1,818
Accounts receivable, less reserves of $3,914 and $3,885, respectively	46,864	41,386
Other accounts receivable, less reserves of $931 and $931, respectively	5,125	6,746
Unbilled revenues	26,761	28,262
Materials and supplies, at average cost	16,933	16,997
Fossil fuel	7,375	6,367
Stored natural gas, at average cost	2,195	14,980
Prepaid taxes	13,868	19,520
Regulatory assets - current	8,471	10,327
Deferred income taxes - current	14,260	23,483
Other current assets	7,431	6,694
Total Current Assets	195,943	222,937
Regulatory assets	214,496	218,853
Other deferred assets and other	7,222	7,075
Property, Plant, and Equipment:
Property, plant, and equipment, net	981,325	975,053
Construction work in progress	115,803	98,411
Total Property, Plant, and Equipment	1,097,128	1,073,464
Investments	65,651	64,595
Total Assets	$1,580,440	$1,586,924

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$3,365	$3,013
Short-term debt	10,500	-
Accounts payable	39,586	43,518
Accrued interest and taxes	4,099	4,296
Accrued payroll related items	7,711	10,063
Derivative liabilities	8,880	9,270
Other current liabilities	10,605	5,637
Total Current Liabilities	84,746	75,797
Other Credits:
Deferred income taxes	272,511	270,410
Investment tax credit - deferred	1,466	1,520
Regulatory liabilities	22,598	24,538
Accrued pension and other postretirement benefits	133,380	162,835
Derivative liabilities	61,810	63,320
Other deferred liabilities and other	53,505	50,584
Total Other Credits	545,270	573,207
Capitalization:
Common shareholders' equity	592,946	579,429
Long-term debt	357,478	358,491
Total Capitalization	950,424	937,920
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,580,440	$1,586,924

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss)/Income	Total
2012
Beginning balance - December 31, 2011	23,114	$23,114	$316,268	$211,458	$112	$550,952
Net income				16,048		16,048
Other comprehensive income					7	7
Common stock dividends declared
($0.383 per share)				(8,843)		(8,843)
Ending balance - March 31, 2012	23,114	$23,114	$316,268	$218,663	$119	$558,164

2013
Beginning balance - December 31, 2012	23,114	$23,114	$316,268	$239,953	$94	$579,429
Net income				22,584		22,584
Other comprehensive income					65	65
Common stock dividends declared
($0.395 per share)				(9,132)		(9,132)
Ending balance - March 31, 2013	23,114	$23,114	$316,268	$253,405	$159	$592,946

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Revenues:
Regulated electric revenues	$93,494	$89,936
Regulated gas revenues	72,467	57,019
Nonregulated revenues	1,276	2,304
Total Operating Revenues	167,237	149,259

Operating Expenses:
Fuel for electric generation	10,760	8,851
Purchased power	18,205	19,546
Cost of gas sold	44,692	34,845
Other operations and maintenance	41,504	42,528
Depreciation and amortization	9,624	9,624
Other general taxes	4,679	5,000
Income tax provision	12,870	8,969
Total Operating Expenses	142,334	129,363
Operating Income	24,903	19,896

Other Income and Deductions:
AFUDC - equity funds	596	154
Equity in earnings in ATC	2,396	2,242
Income tax provision	(781)	(993)
Other income, net	141	56
Total Other Income and Deductions	2,352	1,459
Income before interest expense	27,255	21,355

Interest Expense:
Interest on long-term debt	4,928	5,197
Other interest, net	(37)	7
AFUDC - borrowed funds	(196)	(63)
Net Interest Expense	4,695	5,141
Net Income	$22,560	$16,214
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,826)	(6,072)
Net Income Attributable to MGE	$15,734	$10,142

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net Income	$22,560	$16,214
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities, net of
tax ($18 and $11)	27	(16)
Comprehensive Income	$22,587	$16,198
Less: Comprehensive income attributable to Noncontrolling
Interest, net of tax	(6,826)	(6,072)
Comprehensive Income attributable to MGE	$15,761	$10,126

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income	$22,560	$16,214
Items not affecting cash:
Depreciation and amortization	9,624	9,624
Deferred income taxes	11,016	8,768
Provision for doubtful receivables	743	1,005
Employee benefit plan expenses	3,336	4,682
Equity earnings in ATC	(2,396)	(2,242)
Other items	882	792
Changes in working capital items:
Decrease in current assets	17,135	11,542
Decrease in current liabilities	(4,326)	(6,991)
Dividend income from ATC	1,807	1,740
Cash contributions to pension and other postretirement plans	(30,764)	(20,789)
Other noncurrent items, net	(1,096)	(762)
Cash Provided by Operating Activities	28,521	23,583

Investing Activities:
Capital expenditures	(29,164)	(15,467)
Capital contributions to investments	(178)	(355)
Other	(184)	49
Cash Used for Investing Activities	(29,526)	(15,773)

Financing Activities:
Cash dividends paid to parent by MGE	-	(6,728)
Distributions to parent from noncontrolling interest	(5,500)	-
Equity contribution received by noncontrolling interest	178	355
Repayment of long-term debt	(667)	(667)
Increase in short-term debt	10,500	-
Other	-	(9)
Cash Provided by (Used for) Financing Activities	4,511	(7,049)

Change in cash and cash equivalents	3,506	761
Cash and cash equivalents at beginning of period	6,350	13,898
Cash and Cash Equivalents at End of Period	$9,856	$14,659

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$12,699	$4,674

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	March 31,	December 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$9,856	$6,350
Receivable - margin account	766	1,818
Accounts receivable, less reserves of $3,914 and $3,885, respectively	46,864	41,386
Affiliate receivables	619	634
Other accounts receivable, less reserves of $931 and $931, respectively	5,124	6,732
Unbilled revenues	26,761	28,262
Materials and supplies, at average cost	16,933	16,997
Fossil fuel	7,375	6,367
Stored natural gas, at average cost	2,195	14,980
Prepaid taxes	18,108	23,561
Regulatory assets - current	8,471	10,327
Deferred income taxes - current	13,808	23,305
Other current assets	7,416	6,670
Total Current Assets	164,296	187,389
Affiliate receivable long-term	6,222	6,354
Regulatory assets	214,496	218,853
Other deferred assets and other	6,602	6,540
Property, Plant, and Equipment:
Property, plant, and equipment, net	980,820	974,549
Construction work in progress	115,803	98,411
Total Property, Plant, and Equipment	1,096,623	1,072,960
Investments	62,366	61,555
Total Assets	$1,550,605	$1,553,651

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$3,365	$3,013
Short-term debt	10,500	-
Accounts payable	39,586	43,517
Affiliate payables	405	767
Accrued interest and taxes	3,699	4,248
Accrued payroll related items	7,711	10,063
Derivative liabilities	8,880	9,270
Other current liabilities	10,163	4,491
Total Current Liabilities	84,309	75,369
Other Credits:
Deferred income taxes	268,028	266,231
Investment tax credit - deferred	1,466	1,520
Regulatory liabilities	22,598	24,538
Accrued pension and other postretirement benefits	133,380	162,835
Derivative liabilities	61,810	63,320
Other deferred liabilities and other	53,505	50,581
Total Other Credits	540,787	569,025
Capitalization:
Common shareholder's equity	449,057	433,296
Noncontrolling interest	118,974	117,470
Total Equity	568,031	550,766
Long-term debt	357,478	358,491
Total Capitalization	925,509	909,257
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,550,605	$1,553,651

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	(Loss)/Income	Interest	Total
2012
Beginning balance - Dec. 31, 2011	17,348	$17,348	$192,417	$203,114	$47	$114,351	$527,277
Net income				10,142		6,072	16,214
Other comprehensive loss					(16)		(16)
Cash dividends paid to parent
by MGE				(6,728)			(6,728)
Equity contribution received by
noncontrolling interest						355	355
Ending balance - March 31, 2012	17,348	$17,348	$192,417	$206,528	$31	$120,778	$537,102

2013
Beginning balance - Dec. 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766
Net income				15,734		6,826	22,560
Other comprehensive loss					27		27
Equity contribution received by
noncontrolling interest						178	178
Distributions to parent from
noncontrolling interest						(5,500)	(5,500)
Ending balance - March 31, 2013	17,348	$17,348	$192,417	$239,261	$31	$118,974	$568,031

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2013

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc., and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2012 Annual Report on Form 10-K.

The accompanying consolidated financial statements as of March 31, 2013, and for the three months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2012 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 51 through 104 of the 2012 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements - MGE Energy.

a.

Common Stock.

MGE Energy purchases stock in the open market for issuance pursuant to its Stock Plan. All MGE Energy common stock issued under the Stock Plan is sold pursuant to a registration statement that has been filed with the SEC and is currently effective.

MGE Energy can issue new shares of its common stock through the Stock Plan. For both the three months ended March 31, 2013 and 2012, MGE Energy did not issue any new shares of common stock under the Stock Plan.

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

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2013 and 2012, MGE Transco recorded equity earnings from the investment in ATC of $2.4 million and $2.2 million, respectively. Dividend income received from ATC was $1.8 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively. In addition, during the three months ended March 31, 2013 and 2012, MGE Transco made $0.2 million and $0.4 million in capital contributions to ATC, respectively. On April 30, 2013, MGE Transco made a $0.5 million capital contribution to ATC.

MGE Energy and MGE's investment in ATC as of March 31, 2013, and December 31, 2012, was $61.8 million and $61.0 million, respectively.

At March 31, 2013, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three months ended March 31, 2013 and 2012, is as follows:

	Three Months Ended March 31,

(In thousands)	2013	2012
Operating revenues	$151,737	$147,662
Operating expenses	(69,770)	(69,566)
Other expense, net	(448)	(500)
Interest expense, net	(21,044)	(19,501)
Earnings before members' income taxes	$60,475	$58,095

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest, in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, the Mercury and Air Toxics Standards (MATS), and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project is approximately $140 million. As of March 31, 2013, MGE had accumulated $78.8 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $49 million for the remainder of 2013 and $12 million in 2014. These amounts may change as a result of modifications to the project estimate or timing differences. For the three months ended March 31, 2013 and 2012, MGE has recognized after tax $0.5 million and $0.1 million, respectively, in AFUDC equity related to this project.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. In 2012, the PSCW authorized MGE 100% AFUDC on this project during construction. Beginning in 2013, similar to MGE's other utility construction projects, the PSCW authorized MGE a 50% current return (included in customer rates) and the remaining 50% as AFUDC.

5.

Taxes - MGE Energy and MGE.

a.

Accounting for Uncertainty in Income Taxes.

MGE Energy and MGE account for the difference between the tax benefit amount taken on prior year tax returns, or expected to be taken on a current year tax return, and the tax benefit amount recognized in the financial statements as an unrecognized tax benefit.

MGE Energy has adopted a tax method of accounting to accelerate tax deductions for repairs. MGE Energy and MGE have an unrecognized tax benefit at March 31, 2013, and December 31, 2012, in the amount of $3.4 million and $3.2 million, respectively, for the tax uncertainty related to the change in tax method of accounting for repairs.

On April 18, 2013, MGE Energy received notification from the Internal Revenue Service that the examination of tax periods 2007-2009 has been completed. Unrecognized tax benefits of $1.5 million related to those years will be reversed (in the second quarter) due to those positions not being adversely adjusted in the examination.

b.

Effective Tax Rate.

MGE Energy's and MGE's effective income tax rate for the three months ended March 31, 2013, was 37.7%, compared to 38.1% for the same period in 2012.

15

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three months ended March 31, 2013 and 2012. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended March 31,

(In thousands)	2013	2012
Pension Benefits
Components of net periodic benefit cost:
Service cost	$1,929	$1,823
Interest cost	3,186	3,154
Expected return on assets	(4,776)	(3,818)
Amortization of:
Prior service cost	79	108
Actuarial loss	2,015	2,006
Net periodic benefit cost	$2,433	$3,273

Postretirement Benefits
Components of net periodic benefit cost:
Service cost	$596	$647
Interest cost	970	1,125
Expected return on assets	(544)	(435)
Amortization of:
Transition obligation	1	106
Prior service cost	28	28
Actuarial loss	311	621
Net periodic benefit cost	$1,362	$2,092

The PSCW allowed MGE to defer the 2009 incremental pension and OPRB costs above the amounts recovered in rates. During both the three months ended March 31, 2013 and 2012, $0.3 million has been recovered in rates. These costs are not reflected in the table above.

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible participants may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2009 through 2012, on February 15, 2013, 15,256 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at March 31, 2013, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon. In the event of a bona fide retirement, not followed by work for a competitor, the executive will receive full vesting credit for each outstanding award.

During the three months ended March 31, 2013 and 2012, MGE recorded $0.9 million and $0.4 million, respectively, in compensation expense as a result of the Performance Unit Plan. In January 2013, cash payments of $1.0 million were distributed relating to awards that were granted in 2008 and became payable under the Performance Unit Plan. No forfeitures occurred during the three months ended March 31, 2013 or 2012. At March 31, 2013, $3.7 million of outstanding awards are vested.

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

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. Section 316(b) has been introduced in two phases. Phase I, which has been finalized, covered new facilities at the time that the rule was introduced. Phase II, which has not been finalized, is designed to cover what is defined as existing facilities. The EPA issued a proposed Phase II rule and alternative compliance strategies for existing facilities in April 2011 and has until June 27, 2013, to issue a final rule, pursuant to a settlement agreement.

The currently proposed Phase II rule and potential alternatives allow for a state permitting agency's discretion in determining best technology available at plants that are under their permitting authority and is not requiring cooling towers in all instances. The WDNR holds permitting authority for Wisconsin and implementation of the rule will be through modification of the plants' WPDES permits. Blount and Columbia generating plants are subject to both the impingement and entrainment aspects of the current proposed rule. WCCF is subject to the impingement aspect only. The Elm Road Units are covered under Phase I of the rule and meets those requirements. We anticipate that under the current proposed rule, equipment would need to be installed at Blount, WCCF, and Columbia to meet these new standards. However it is not presently possible to estimate the potential costs associated with this rule because the rule has not been finalized.

Air Quality

Federal and state air quality regulations impose restrictions on emission of particulate matter (PM), sulfur dioxide (SO2), nitrogen oxides (NOx), and other pollutants and require permits for operation of emission sources. These permits have been obtained by MGE and must be renewed periodically. Various initiatives, including interstate pollution transport rules, maximum achievable control technology (MACT) standards, new source performance standards (NSPS), the Clean Air Visibility Rule (also known as the Regional Haze Rule), and mercury emissions limits are expected to result in additional operating and capital expenditure costs for electric generating units.

Vacation of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

In 2005, EPA promulgated the Clean Air Interstate Rule (CAIR) to reduce ozone and fine particulate matter emissions by reducing NOx and SO2 emissions. NOx and SO2 interact in the atmosphere to form ambient ozone from NOx and fine particulate matter pollution from NOx and SO2. The CAIR generally requires NOx and SO2 emission reductions from fossil fuel-fired EGUs (25 MW or greater) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place)

requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase (beginning in 2015) reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road Units, and its combustion turbines located in West Marinette and Fitchburg.

In December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA with directions to revise or replace the rule. The Court's remand order directed that the CAIR remain in effect until the EPA promulgated a replacement rule. The Court's order did not include a deadline for the EPA to act.

In August 2011, the EPA responded to the remand of the CAIR by promulgating the Cross State Air Pollution Rule (CSAPR). However, in August 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid alternative program to control interstate pollution. In January 2013, the U.S. Court of Appeals for the D.C. Circuit denied the EPA's petition for reconsideration en banc. The EPA and several environmental groups have appealed the D.C. Circuit Court's August 2012 decision to the Supreme Court in separate filings. At this time, the CAIR remains effective.

MGE is currently in compliance with the CAIR Phase I requirements. MGE will be able to meet Phase II NOx emissions reductions through using our NOx allowances provided through the rule, and we will meet Phase II SO2 emissions reductions through installation of pollution controls. New SO2 controls at Columbia are already underway and are planned to be completed by mid 2014 (see the discussion regarding the Columbia environmental project below). MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates. MGE will monitor the Supreme Court's response to the CSAPR appeals and any subsequent actions by the EPA to continue to evaluate potential impacts to our operations.

Clean Air Visibility Rule (CAVR)

Air modeling indicates that SO2 and NOx emissions (and to a lesser extent particulate matter) from Columbia may impair visibility at certain Class I Scenic Areas and may therefore be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution retrofits. The EPA had proposed that a power plant's compliance with emissions limitations in the CAIR and later under CSAPR could also serve as compliance with the BART regulations for SO2 and NOx emissions. However, this proposal is now uncertain because of the D.C. Circuit decisions to remand the CAIR and vacate CSAPR and the EPA's decision to pursue Supreme Court review of the CSAPR vacature. See CAIR and CSAPR discussion above for additional information on these proceedings. Capital expenditures at Columbia under BART still remain a possibility however at this time, the BART regulatory obligations, compliance strategies and costs remain uncertain until the Supreme Court makes a decision regarding CSAPR.

Wisconsin State Mercury Rule

Beginning January 1, 2015, phase two of the Wisconsin mercury rule will require large coal-fired EGUs (larger than 150 MW) to reduce mercury emissions by 90%, or choose a multi-pollutant reduction approach, which allows a stepped approach to mercury reduction while reducing NOx and SO2 emissions at prescribed rates. The Elm Road Units currently meet this requirement. The Columbia co-owners expect to meet the 90% reduction option by installing baghouses and scrubbers by mid 2014 (see the discussion regarding the Columbia environmental project below). With the finalization of the EPA's Mercury and Air Toxics Standard, or MATs, the WDNR is currently evaluating how the state mercury rule should be supplanted by the EPA's rule (see discussion on MATs below).

Mercury and Air Toxics Standards (MATs) for Utility Boilers (Also Referred to as the Maximum Achievable Control Technology, or MACT)

In December 2011, the EPA finalized its Mercury and Air Toxics Standards for coal and oil-burning EGU boilers. MATs will require emissions standards for mercury, non-mercury HAPs metals, and acid gases. Compliance with MATs is generally required three years from the rule issuance, but permitting authorities can grant an additional year for compliance to facilities. MGE's Columbia and Elm Road Units are subject to MATs. The Elm Road Unit's current pollution controls, and Columbia's planned mercury pollution controls (baghouse and scrubbers) to be installed by mid 2014, are expected to allow both facilities to comply with the MATs rule without extensions (see the discussion regarding Columbia environmental project below).

National Ambient Air Quality Standards

The EPA has developed National Ambient Air Quality Standards (NAAQS) for six compounds currently identified as criteria pollutants: nitrogen dioxide, particulate matter, ozone, sulfur dioxide, lead, and carbon monoxide. The NAAQS for criteria pollutants establish acceptable ambient air levels of each pollutant based on a review of their effects to human health and the environment, and changes to those NAAQS can affect compliance requirements and associated capital and operating costs. The EPA is required to review NAAQS every five years.

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

MGE tracks NAAQS developments to determine if new standards may affect us. MGE is currently tracking two NAAQS developments: (1) determination and placement of monitoring networks in Wisconsin for the 2010 nitrogen dioxide (NO2) NAAQS (Wisconsin is currently considered in attainment with NO2 NAAQS, however stationary source modeling may be required for NO2 in the future) and (2) implementation requirements under the 2010 sulfur dioxide (SO2) NAAQS. The EPA has issued draft guidance that indicates larger sources, such as Columbia, may be required to install ambient air monitors and/or perform dispersion modeling to demonstrate attainment. A concern has been raised regarding the current EPA-preferred dispersion model. The model may not be accurate for estimating SO2 stationary source impacts and may overestimate off-site concentrations of SO2 from stationary sources. The EPA is working to resolve issues with the model.

Reciprocating Internal Combustion Engine (RICE) MACT Standard

In January 2013, the EPA finalized amendments to its RICE MACT standard. RICE MACT applies to industrial or electrical engines that are classified as reciprocating internal combustion engines. Engines owned by MGE that would fall under the RICE MACT rule include backup generators and small engines at various locations, including our fleet of distributed generators that serve as electric system backup and emergency dispatch. The distributed generators in particular will either require additional pollution controls or a change in how they are dispatched. MGE is continuing to evaluate the impacts to our engines based on this new standard, including evaluating the costs associated with adding pollution controls on some or all our aforementioned distributed generators.

Greenhouse Gas Regulation

On March 27, 2012, the EPA proposed GHG New Source Performance Standards (NSPS) for coal fired and natural gas combined cycle (NGCC) EGUs. The proposal applies to new EGUs only.

However, the EPA plans to propose NSPS for existing units some time in 2013 as part of a 2010 settlement agreement. There is a great deal of uncertainty as to what the EPA will include in their NSPS for existing units and thus we are unable to comment on potential impacts to MGE at this time.

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

Columbia Environmental Project

In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CAIR's eventual replacement, the Mercury and Air Toxics Standards

(MATs), and the Wisconsin Mercury Rule. WPL, the plant operator, currently estimates that MGE's share of the capital expenditures required for this project is approximately $140 million. The project is underway and estimated to be completed by mid 2014.

MGE's share of various contractual commitments entered for the project as of March 31, 2013, is $56.7 million. These costs are expected to be capitalized and included in the consolidated balance sheets of MGE Energy and MGE. See Footnote 4 for further information regarding the Columbia environmental construction project.

Title V Operating Permit Petition

In September 2008, the WDNR issued a Title V renewal operating permit to WPL for Columbia. However, a citizen group petitioned the EPA to object to the permit renewal. In October 2009, the EPA issued an order granting in part and denying in part the petition and sent the operating permit back to the WDNR for further review based on the EPA order. In February 2011, the citizen group involved filed an action against the EPA in the U.S. District Court for the Western District of Wisconsin seeking to have the EPA take over the permit process. In June 2012, the EPA notified the plant operator of its intent to assume responsibility for issuing the renewed operating permit for Columbia, but agreed to provide the plant operator with more time to potentially resolve the issues raised in the EPA's order. On February 4, 2013, the parties involved dismissed the litigation without prejudice. The matter is still pending at the EPA but has been postponed pending possible resolution of the Clean Air Act litigation discussed below. MGE believes the permits currently in effect for Columbia remain in place at this time. MGE continues to follow these developments and is unable to predict the outcome of this matter and its impact on its operations or financial condition.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL, as operator, and the co-owners (WPL, WPS, and MGE) failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP). In September 2010, Sierra Club filed a lawsuit against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities. WPL responded that the projects at Columbia were routine, or not projected to increase emissions, and therefore did not violate the permitting requirements of the CAA.

In April 2013, WPL, as operator, along with the other owners of Columbia (MGE and WPS), entered into a consent decree with the EPA and the Sierra Club to resolve these claims, while admitting no liability. The consent decree has been lodged with, and is subject to approval by, the Court, which could occur in the second quarter of 2013. The consent decree, requires installation of the following emission controls at Columbia; scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014 and an SCR system at Columbia Unit 2 by December 31, 2018. In addition, the consent decree establishes emission rate limits for SO2, nitrogen oxide (NOx) and particulate matter for Columbia Units 1 and 2. The consent decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia. MGE will also pay approximately $0.2 million as its share of a civil penalty and complete approximately $0.6 million in environmental mitigation projects. MGE currently expects to recover any material costs that could be incurred by MGE related to the terms of the final consent decree from MGE's electric customers, except for costs related to the civil penalty. In accordance with applicable accounting standards, MGE has accrued an amount for this matter representing its best estimate of its probable liability, based upon its assessment of the settlement. That accrued amount is not material to the financial statements. MGE believes the likelihood of a materially greater liability than the accrued amount is remote based upon the current status.

b.

Chattel Paper Agreement and Other Guarantees - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2013. At March 31, 2013, MGE has outstanding a $4.3 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of March 31, 2013, the servicing asset recognized by MGE is $0.2 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2013, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2013 and the next four years on the loans are:

(In thousands)	2013	2014	2015	2016	2017
Chattel Paper	$531	$554	$867	$791	$382

c.

Legal Matters - MGE Energy and MGE.

MGE is involved in various legal matters that are being defended and handled in the normal course of business, including the Columbia matters discussed above. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

d.

Purchase Contracts - MGE Energy and MGE.

MGE Energy and MGE have entered into various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of March 31, 2013, the future commitments related to these purchase contracts were as follows:

(In thousands)	2013	2014	2015	2016	2017
Coal(a)	$16,922	$9,933	$9,252	$1,623	$1,040
Purchase power(b)	49,182	48,425	47,293	48,121	49,242
Other	1,939	-	-	-	-
	$68,043	$58,358	$56,545	$49,744	$50,282

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

Smart Grid Investment Grant - MGE Energy and MGE.

MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service, and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of March 31, 2013, MGE has spent $9.6 million related to these projects and has outstanding agreements to purchase $0.9 million in smart grid related products for the remainder of 2013.

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2013	December 31, 2012
Commodity derivative contracts	331,315 MWh	444,650 MWh
Commodity derivative contracts	1,360,000 Dth	1,980,000 Dth
FTRs	1,085 MW	2,670 MW

c.

Financial Statement Presentation.

MGE Energy and MGE offset fair value amounts recognized for the right to reclaim collateral (a receivable) or the obligation to return collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting agreement.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are reflected as a regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2013, and December 31, 2012, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $1.5 million and $0.3 million, respectively.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2013, and December 31, 2012, reflects a loss position of $70.7 million and $72.6 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2013
Commodity derivative contracts	Other current assets	$1,343	Derivative liability (current)	$30
Commodity derivative contracts	Other deferred charges	158	Derivative liability (long-term)	-
FTRs	Other current assets	22	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	8,880
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	61,810

December 31, 2012
Commodity derivative contracts	Other current assets	$365	Derivative liability (current)	$394
Commodity derivative contracts	Other deferred charges	95	Derivative liability (long-term)	11
FTRs	Other current assets	206	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	9,270
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	63,320

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the balance sheet.

Offsetting of Derivative Assets
	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet

(In thousands)
March 31, 2013
Commodity derivative contracts	$1,502	$(30)	$(465)	$1,007
FTRs	22	-	-	22

December 31, 2012
Commodity derivative contracts	$460	$(405)	$-	$55
FTRs	206	-	-	206

Offsetting of Derivative Liabilities
	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet

(In thousands)
March 31, 2013
Commodity derivative contracts	$30	$(30)	$-	$-
Ten-year PPA	70,690	-	-	70,690

December 31, 2012
Commodity derivative contracts	$405	$(405)	$-	$-
Ten-year PPA	72,590	-	-	72,590

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at March 31, 2013 and 2012, and the consolidated income statement for the three months ended March 31, 2013 and 2012.

	2013		2012
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended March 31:
Balance at January 1,	$72,329	$574	$42,356	$1,604
Change in unrealized (gain) loss	(1,697)	-	33,310	-
Realized loss reclassified to a deferred account	(290)	290	(2,658)	2,658
Realized loss reclassified to income
statement	(1,145)	(605)	(1,494)	(3,590)
Balance at March 31,	$69,197	$259	$71,514	$672

	Realized losses (gains)
	Regulated gas revenues	Fuel for electric generation/ purchased power	Cost of gas sold

(In thousands)
Three Months Ended March 31, 2013:
Commodity derivative contracts	$-	$22	$608
FTRs	-	(158)	-
Ten-year PPA	-	1,278	-

Three Months Ended March 31, 2012:
Commodity derivative contracts	$-	$1,928	$3,090
FTRs	-	66	-
Ten-year PPA	-	-	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2013, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2013, and December 31, 2012, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2013, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On April 15, 2013, MGE applied with the PSCW for authority to freeze electric and natural gas rates at 2013 levels for 2014. The application includes a request for categorizing 100% of the cost of the Columbia scrubber construction project as AFUDC. The plan includes a request for deferral of increases in ATC and MISO Schedule 26 fees. In addition, MGE is requesting that approximately $6.2 million pertaining to a fuel rule surplus credit be offset against MGE's increased costs. The fuel credit will accrue interest at MGE's weighted cost of capital during 2013, and the requested treatment of the credit will contribute to the overall rate freeze for 2014.

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

b.

Fuel Rules.

Fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band around the amount approved for a utility in its most recent base rate proceedings. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. The fuel rules bandwidth is currently set at plus or minus 2%. Under fuel rules, MGE would defer costs, less any excess revenues, if its actual electric fuel costs exceeded 102% of the electric fuel costs allowed in its latest rate order. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. Conversely, MGE is required to defer the benefit of lower costs if actual electric fuel costs were less than 98% of the electric fuel costs allowed in that order. As of March 31, 2013, MGE did not defer any electric fuel-related savings/costs that are outside the range authorized by the PSCW.

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At March 31, 2013, MGE had over collected $5.3 million, recorded in other current liabilities on the consolidated balance sheet. At December 31, 2012, MGE had under collected $0.1 million, recorded in other current assets on the consolidated balance sheet.

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2013, and December 31, 2012, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at March 31, 2013, and December 31, 2012. Since the long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(In thousands)	Amount	Value	Amount	Value
MGE Energy
Assets:
Cash and cash equivalents	$45,894	$45,894	$46,357	$46,357
Liabilities:
Short-term debt - commercial paper	10,500	10,500	-	-
Long-term debt*	361,138	432,430	361,805	427,456

MGE
Assets:
Cash and cash equivalents	9,856	9,856	6,350	6,350
Liabilities:
Short-term debt - commercial paper	10,500	10,500	-	-
Long-term debt*	361,138	432,430	361,805	427,456

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of March 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$428	$428	$-	$-
Total Assets	$428	$428	$-	$-
Liabilities:
Derivatives, net(a)	$69,197	$(401)	$-	$69,598
Deferred compensation	2,085	-	2,085	-
Total Liabilities	$71,282	$(401)	$2,085	$69,598

MGE
Assets:
Exchange-traded investments	$161	$161	$-	$-
Total Assets	$161	$161	$-	$-
Liabilities:
Derivatives, net(a)	$69,197	$(401)	$-	$69,598
Deferred compensation	2,085	-	2,085	-
Total Liabilities	$71,282	$(401)	$2,085	$69,598

(a) These amounts are shown gross and exclude $0.5 million of collateral that was posted against derivative positions with counterparties.

	Fair Value as of December 31, 2012
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$320	$320	$-	$-
Total Assets	$320	$320	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

MGE
Assets:
Exchange-traded investments	$117	$117	$-	$-
Total Assets	$117	$117	$-	$-
Liabilities:
Derivatives, net	$72,329	$(17)	$-	$72,346
Deferred compensation	2,010	-	2,010	-
Total Liabilities	$74,339	$(17)	$2,010	$72,346

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2013.

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

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment:
On peak	97.1%
Off peak	96.0%
Counterparty fuel mix:
Internal generation	50% - 70%
Purchased power	50% - 30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Beginning balance,	$(72,346)	$(40,661)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	2,748	(30,527)
Included in other comprehensive income	-	-
Included in earnings	(1,148)	(1,502)
Included in current assets	-	(50)
Purchases	5,562	50
Sales	(3)	31
Issuances	-	-
Settlements	(4,411)	1,471
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(69,598)	$(71,188)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at March 31,(b)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Purchased Power Expense	$(1,148)	$(1,502)
Cost of Gas Sold Expense	-	-
Regulated Gas Revenues	-	-
Total	$(1,148)	$(1,502)

(b) MGE's exchange-traded derivative contracts, over-the-counter party transactions, ten-year purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset with a corresponding regulatory asset or liability.

28

12.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Presentation of Comprehensive Income.

In February 2013, the FASB issued authoritative guidance within the Codification's Comprehensive Income topic that provides guidance on the reporting of amounts reclassified out of accumulated other comprehensive income. Reclassification adjustments will be presented either on the financial statement where income is presented or as a separate disclosure in the notes to the financial statements. This authoritative guidance became effective January 1, 2013. The authoritative guidance had no effect on our financial statement presentation or notes to the financial statements.

b.

Disclosures about Offsetting Assets and Liabilities.

In December 2011, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on disclosures about offsetting assets and liabilities. The new disclosure requirements mandate that entities disclose both gross and net information for instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connections with a master netting arrangement. On January 31, 2013, the FASB issued additional authoritative guidance which clarified the scope of disclosures about offsetting assets and liabilities. The revised guidance limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements, and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement or similar agreement. This authoritative guidance became effective January 1, 2013. The authoritative guidance did not have a financial impact, but required additional disclosures. See Footnote 9 for additional information.

c.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.

In February 2013, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This authoritative guidance will become effective January 1, 2014. The authoritative guidance will not have a financial or disclosure impact.

29

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2012 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2013
Operating revenues	$93,494	$72,467	$1,276	$-	$-	$-	$167,237
Interdepartmental revenues	109	4,876	10,573	-	-	(15,558)	-
Total operating revenues	93,603	77,343	11,849	-	-	(15,558)	167,237
Depreciation and amortization	(6,400)	(1,425)	(1,799)	-	-	-	(9,624)
Other operating expenses	(74,925)	(60,437)	(37)	-	(144)	15,558	(119,985)
Operating income (loss)	12,278	15,481	10,013	-	(144)	-	37,628
Other income, net	575	162	-	2,396	176	-	3,309
Interest (expense) income, net	(2,404)	(678)	(1,613)	-	20	-	(4,675)
Income before taxes	10,449	14,965	8,400	2,396	52	-	36,262
Income tax provision	(3,433)	(5,989)	(3,257)	(971)	(28)	-	(13,678)
Net income	$7,016	$8,976	$5,143	$1,425	$24	$-	$22,584

Three Months Ended March 31, 2012
Operating revenues	$89,936	$57,019	$2,304	$-	$-	$-	$149,259
Interdepartmental revenues	109	2,986	8,676	-	-	(11,771)	-
Total operating revenues	90,045	60,005	10,980	-	-	(11,771)	149,259
Depreciation and amortization	(6,478)	(1,370)	(1,776)	-	-	-	(9,624)
Other operating expenses	(72,788)	(49,741)	(12)	-	(421)	11,771	(111,191)
Operating income (loss)	10,779	8,894	9,192	-	(421)	-	28,444
Other income, net	164	46	-	2,242	118	-	2,570
Interest (expense) income, net	(2,727)	(769)	(1,645)	-	37	-	(5,104)
Income (loss) before taxes	8,216	8,171	7,547	2,242	(266)	-	25,910
Income tax (provision) benefit	(2,785)	(3,238)	(3,029)	(910)	100	-	(9,862)
Net income (loss)	$5,431	$4,933	$4,518	$1,332	$(166)	$-	$16,048

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non- Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2013
Operating revenues	$93,494	$72,467	$1,276	$-	$-	$167,237
Interdepartmental revenues	109	4,876	10,573	-	(15,558)	-
Total operating revenues	93,603	77,343	11,849	-	(15,558)	167,237
Depreciation and amortization	(6,400)	(1,425)	(1,799)	-	-	(9,624)
Other operating expenses*	(78,506)	(66,468)	(3,294)	-	15,558	(132,710)
Operating income*	8,697	9,450	6,756	-	-	24,903
Other income, net*	723	204	-	1,425	-	2,352
Interest expense, net	(2,404)	(678)	(1,613)	-	-	(4,695)
Net income	7,016	8,976	5,143	1,425	-	22,560
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,826)	(6,826)
Net income attributable to MGE	$7,016	$8,976	$5,143	$1,425	$(6,826)	$15,734

Three Months Ended March 31, 2012
Operating revenues	$89,936	$57,019	$2,304	$-	$-	$149,259
Interdepartmental revenues	109	2,986	8,676	-	(11,771)	-
Total operating revenues	90,045	60,005	10,980	-	(11,771)	149,259
Depreciation and amortization	(6,478)	(1,370)	(1,776)	-	-	(9,624)
Other operating expenses*	(75,508)	(52,961)	(3,041)	-	11,771	(119,739)
Operating income*	8,059	5,674	6,163	-	-	19,896
Other income, net*	99	28	-	1,332	-	1,459
Interest expense, net	(2,727)	(769)	(1,645)	-	-	(5,141)
Net income	5,431	4,933	4,518	1,332	-	16,214
Less: net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,072)	(6,072)
Net income attributable to MGE	$5,431	$4,933	$4,518	$1,332	$(6,072)	$10,142

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2013	$904,578	$275,815	$11,900	$324,894	$61,826	$409,602	$(408,175)	$1,580,440
December 31, 2012	888,444	285,468	18,559	323,216	61,064	413,291	(403,118)	1,586,924
Capital Expenditures:
Three Months Ended March 31, 2013	$27,007	$1,689	$-	$468	$-	$-	$-	$29,164
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	-	98,435

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Elimination Entries	Total
Assets:
March 31, 2013	$904,578	$275,815	$11,900	$324,844	$61,826	$(28,358)	$1,550,605
December 31, 2012	888,444	285,468	18,559	323,166	61,064	(23,050)	1,553,651
Capital Expenditures:
Three Months Ended March 31, 2013	$27,007	$1,689	$-	$468	$-	$-	$29,164
Year ended Dec. 31, 2012	81,965	13,812	-	2,658	-	-	98,435

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

•

Construction risk in connection with the Columbia environmental project,

and other factors listed in "Item 1A. Risk Factors" in our 2012 Annual Report on Form 10-K.

For the three months ended March 31, 2013, MGE Energy's earnings were $22.6 million or $0.98 per share compared to $16.0 million or $0.69 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2013, were $15.7 million compared to $10.1 million for the same period in the prior year.

MGE Energy's income was derived from our business segments as follows:

	Three Months Ended March 31,
(In thousands)
Business Segment:	2013	2012
Electric Utility	$7,016	$5,431
Gas Utility	8,976	4,933
Nonregulated Energy	5,143	4,518
Transmission Investments	1,425	1,332
All Other	24	(166)
Net Income	$22,584	$16,048

Our net income during the three months ended March 31, 2013, primarily reflects the effects of the following factors:

•

A 4.5% increase in retail electric revenues, driven by a 6.9% increase in residential customer demand.

•

A 31.8% increase in gas sales reflecting higher customer demand due to a colder winter compared to the same period in the prior year. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 38% compared to the prior period.

During the first three months of 2013, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. As of March 31, 2013, MGE has accumulated $78.8 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. Of this amount, MGE has accumulated $18.8 million in 2013. MGE has recognized $0.5 million (after tax) in AFUDC equity related to this project for the three months ended March 31, 2013.

Smart Grid Investment Grant: MGE was approved in 2010 by the U.S. Department of Energy (DOE) under the federal stimulus program for a $5.5 million grant for smart grid projects. The DOE grant requires MGE to match the grant funding, bringing the total cost of the projects to more than $11 million. The projects involve the installation of technologies to boost efficiency, enhance service, and improve reliability for customers. The stimulus grant is being used to fund the following projects: advanced metering infrastructure, plug-in hybrid electric vehicles support, and distribution management. As of March 31, 2013, MGE has spent $9.6 million related to these projects. Of this amount, $1.2 million was incurred during the three months ended March 31, 2013. MGE also has outstanding agreements to purchase $0.9 million in smart grid related products for the remainder of 2013.

In the near term, several items may affect us, including:

Rate Filing: On April 15, 2013, MGE applied with the PSCW for authority to freeze electric and natural gas rates at 2013 levels for 2014. The application includes a request for categorizing 100% of the cost of the Columbia scrubber construction project as AFUDC. The plan includes a request for deferral of increases in ATC and MISO Schedule 26 fees. In addition, MGE is requesting that approximately $6.2 million pertaining to a fuel rule surplus credit be offset against MGE's increased costs. The fuel credit will accrue interest at MGE's weighted cost of capital during 2013, and the requested treatment of the credit will contribute to the overall rate freeze for 2014.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 43% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, MGE is involved in claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. MGE and the other co-owners are defending against these claims. See Columbia discussion in Footnote 8.a. in Notes to Consolidated Financial Statements.

Columbia Environmental Project: MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $49 million for the remainder of 2013 million and $12 million in 2014. We intend to fund any remaining capital commitments with funds generated from normal operations and the issuance of long-term and short-term debt.

General economic conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $104.5 million for MGE Energy (including MGE) and $64.5 million for MGE to address our liquidity needs.

The following discussion is based on the business segments as discussed in Footnote 13.

Three Months Ended March 31, 2013 and 2012

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues Three Months Ended March 31,			Sales (kWh) Three Months Ended March 31,
(in thousands)
	2013	2012	% Change	2013	2012	% Change
Residential	$33,574	$30,139	11.4%	209,782	196,163	6.9%
Commercial	48,147	47,196	2.0%	429,359	431,755	(0.6)%
Industrial	4,531	4,526	0.1%	59,187	59,848	(1.1)%
Other-retail/municipal	8,639	8,974	(3.7)%	97,538	107,680	(9.4)%
Total retail	94,891	90,835	4.5%	795,866	795,446	0.1%
Sales to the market	19	280	(93.2)%	10,146	5,788	75.3%
Adjustments to revenues	(1,416)	(1,179)	(20.1)%	-	-	- %
Total	$93,494	$89,936	4.0%	806,012	801,234	0.6%

Electric operating revenues increased $3.6 million or 4.0% for the three months ended March 31, 2013, due to the following:

(In millions)
Rate changes	$4.0
Sales to the market	(0.2)
Adjustments to revenues	(0.2)
Total	$3.6

•

Rate changes. Rates charged to retail customers for the three months ended March 31, 2013, were 4.4% or $4.0 million higher than those charged during the same period in the prior year.

In December 2012, the PSCW authorized MGE to increase 2013 rates for retail electric customers by 3.8% or $14.9 million. The increase in retail electric rates is driven by costs for new environmental equipment at Columbia, final construction costs for the Elm Road Units, transmission reliability enhancements, and purchased power costs.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating Units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than is needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended March 31, 2013, market volumes increased compared to the same period in the prior year, reflecting increased opportunities for sales; however, market settlement resulted in lower revenue per kWh for the three months ended March 31, 2013, reflecting lower market prices.

34

•

Adjustments to revenues. The adjustments to revenues amount includes the elimination of carrying costs for the Elm Road Units and WCCF that were collected in electric rates, which are recognized as nonregulated energy operating revenues in our Nonregulated Energy Operations segment.

Electric fuel and purchased power

The expense for fuel for electric generation increased $1.9 million or 21.6% during the three months ended March 31, 2013, compared to the same period in the prior year. Internal electric generated volume delivered to the system increased 35.4% which resulted in $2.8 million of increased expense, reflecting higher generation at Columbia. This increase was offset by a decrease in internal electric generation costs of $0.9 million as a result of a 10.2% decrease in the per-unit cost (largely due to lower natural gas prices).

Purchased power expense decreased $1.3 million during the three months ended March 31, 2013, compared to the same period in the prior year. A 29.4% decrease in the volume of purchased power from third parties lowered expense by $5.7 million, which was offset by a $4.4 million or 31.9% increase in the per-unit cost of purchased power.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $0.4 million during the three months ended March 31, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.7)
Decreased customer service costs	(0.3)
Decreased other costs	(0.1)
Increased transmission costs	0.7
Total	$(0.4)

For the three months ended March 31, 2013, decreased administrative and general costs are primarily due to decreased pension costs and increased transmission costs are primarily due to an increase in transmission reliability enhancements.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues Three Months Ended March 31,			Therms Delivered Three Months Ended March 31,
(In thousands, except HDD and average rate per therm of retail customer)
	2013	2012	% Change	2013	2012	% Change
Residential	$41,611	$33,381	24.7%	47,454	35,600	33.3%
Commercial/Industrial	29,771	22,771	30.7%	49,211	36,947	33.2%
Total retail	71,382	56,152	27.1%	96,665	72,547	33.2%
Gas transportation	943	729	29.4%	12,327	10,117	21.8%
Other revenues	142	138	2.9%	-	-	- %
Total	$72,467	$57,019	27.1%	108,992	82,664	31.8%
Heating degree days (normal 3,488)				3,745	2,717	37.8%
Average rate per therm of
retail customer	$0.738	$0.774	(4.7)%

Gas revenues increased $15.4 million or 27.1% for the three months ended March 31, 2013. These changes are related to the following factors:

(In millions)
Gas deliveries	$18.7
Transportation and other effects	0.1
Gas costs/rates	(3.4)
Total	$15.4

•

Retail gas deliveries. For the three months ended March 31, 2013, retail gas deliveries increased 33.2% compared to the same period in 2012 as a result of colder weather during the winter months compared to milder weather in the prior year.

•

Gas costs/rates. The average retail rate per therm for the three months ended March 31, 2013, decreased 4.7% compared to the same period in 2012, reflecting lower natural gas commodity costs.

Cost of gas sold

For the three months ended March 31, 2013, cost of gas sold increased by $9.8 million, compared to the same period in the prior year. The volume of gas purchased increased 33.0%, which resulted in $11.4 million of increased expense. However, the cost per therm of natural gas decreased 3.5%, which resulted in $1.6 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.7 million for the three months ended March 31, 2013, compared to the same period in 2012. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.3)
Decreased customer service costs	(0.3)
Decreased customer accounts costs	(0.1)
Total	$(0.7)

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended March 31, 2013 and 2012, net income at the nonregulated energy operations segment was $5.1 million and $4.5 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus. These subsidiaries have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2013, other income at the transmission investment segment was $2.4 million compared to $2.2 million for the same period in 2012. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's and MGE's effective income tax rate for the three months ended March 31, 2013, was 37.7% compared to 38.1% for the same period in 2012.

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

	Three Months Ended March 31,

(in millions)	2013	2012
MGE Power Elm Road	$4.3	$3.7
MGE Power West Campus	$1.9	$1.9
MGE Transco	$0.6	$0.5

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2013, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of this Report and Footnote 18 and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2012 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 8.d. for a description of commitments at March 31, 2013, that MGE Energy and MGE have entered with respect to various commodity supply, transportation and storage contracts to meet their obligations to deliver electricity and natural gas to customers.

Smart Grid Investment Grant - MGE Energy and MGE

See Footnote 8.e. for a description of MGE's commitments and expenditures related to a grant received from the U.S. Department of Energy (DOE) under the federal stimulus program for smart grid projects.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2013 and 2012:

	MGE Energy		MGE
(In thousands)	2013	2012	2013	2012
Cash provided by/(used for):
Operating activities	$28,652	$24,736	$28,521	$23,583
Investing activities	(29,816)	(15,716)	(29,526)	(15,773)
Financing activities	701	(9,529)	4,511	(7,049)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2013, was $28.7 million, an increase of $3.9 million when compared to the same period in the prior year primarily related to working capital changes.

MGE Energy's net income increased $6.5 million for the three months ended March 31, 2013, when compared to the same period in the prior year.

The cash flows for the three months ended March 31, 2013, reflect a $2.4 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to bonus depreciation and repairs deduction.

Working capital accounts resulted in $12.8 million in cash provided by operating activities for the three months ended March 31, 2013, primarily due to decreased gas inventories, decreased prepaid taxes, and decreased unbilled revenues, partially offset by increased accounts receivable and decreased accounts payable. Working capital accounts resulted in $5.7 million in cash provided by operating activities for the three months ended March 31, 2012, primarily due to decreased gas inventories and decreased unbilled receivables, partially offset by decreased accounts payable.

An increase in pension contribution resulted in an additional $10.0 million in cash used for operating activities for the three months ended March 31, 2013, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the three months ended March 31, 2013, was $28.5 million, an increase of $4.9 million when compared to the same period in the prior year primarily related to working capital changes.

Net income increased $6.3 million for the three months ended March 31, 2013, when compared to the same period in the prior year.

The cash flows for the three months ended March 31, 2013, reflect a $2.2 million benefit of lower taxes payable, compared to the same period in the prior year, primarily due to bonus depreciation and repairs deduction.

Working capital accounts resulted in $12.8 million in cash provided by operating activities for the three months ended March 31, 2013, primarily due to decreased gas inventories, decreased prepaid taxes, and decreased unbilled revenues, partially offset by increased accounts receivable and decreased accounts payable. Working capital accounts resulted in $4.6 million in cash provided by operating activities for the three months ended March 31, 2012, primarily due to decreased gas inventories and decreased unbilled receivables, partially offset by decreased accounts payable.

An increase in pension contribution resulted in an additional $10.0 million in cash used for operating activities for the three months ended March 31, 2013, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities increased $14.1 million for the three months ended March 31, 2013, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2013, were $29.2 million. This amount represents an increase of $13.7 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $10.8 million.

MGE

MGE's cash used for investing activities increased $13.8 million for the three months ended March 31, 2013, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2013, were $29.2 million. This amount represents an increase of $13.7 million from the expenditures made in the same period in the prior year. This increase is due to increased expenditures on the Columbia environmental project of $10.8 million.

Cash Provided by (Used for) Financing Activities

MGE Energy

Cash provided by MGE Energy's financing activities was $0.7 million for the three months ended March 31, 2013, compared to $9.5 million of cash used for the three months ended March 31, 2012.

For the three months ended March 31, 2013, dividends paid were $9.1 million compared to $8.8 million in the prior year. This increase was a result of a higher dividend per share ($0.395 vs. $0.383).

During the three months ended March 31, 2013, net short-term debt borrowings were $10.5 million.

MGE

During the three months ended March 31, 2013, cash provided by MGE's financing activities was $4.5 million compared to $7.0 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $6.7 million for the three months ended March 31, 2012.

During the three months ended March 31, 2013, net short-term debt borrowings were $10.5 million.

Distributions to parent from noncontrolling interest were $5.5 million for the three months ended March 31, 2013.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	March 31, 2013	December 31, 2012
Common shareholders' equity	61.5%	61.6%
Long-term debt*	37.4%	38.4%
Short-term debt	1.1%	- %
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2013, capital expenditures for MGE Energy and MGE totaled $29.2 million, which included $28.7 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $140 million. MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $49 million for the remainder of 2013 and $12 million in 2014. During the three months ended March 31, 2013, MGE had incurred $18.8 million (excluding carrying costs) in construction expenditures at Columbia related to the project. MGE has recognized $0.5 million (after tax) in AFUDC equity related to this project for the three months ended March 31, 2013.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2013. Further discussion of environmental matters is included in MGE Energy's and MGE's 2012 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

Vacation of EPA's Cross State Air Pollution Rule (CSAPR) and Reinstatement of the Clean Air Interstate Rule (CAIR)

In 2005, EPA promulgated the Clean Air Interstate Rule (CAIR) to reduce ozone and fine particulate matter emissions by reducing nitrogen oxide (NOx) and sulfur dioxide (SO2) emissions. NOx and SO2 interact in the atmosphere to form ambient ozone from NOx and fine particulate matter pollution from NOx and SO2. The CAIR generally requires NOx and SO2 emission reductions from fossil fuel-fired EGUs (25 MW or greater) in the eastern half of the United States in two phases and includes a regional cap-and-trade system. The first phase (currently in place) requires annual regional emission reductions from 2003 levels of 55% for NOx and 40% for SO2. The second phase (beginning in 2015) reduces regional NOx and SO2 emissions further from 2003 levels to 65% and 70%, respectively. MGE owns or has partial ownership in several generation units currently subject to the CAIR: Blount, Columbia, Elm Road Units, and its combustion turbines located in West Marinette and Fitchburg.

In December 2008, the U.S. Court of Appeals for the D.C. Circuit remanded the CAIR to the EPA with directions to revise or replace the rule. The Court's remand order directed that the CAIR remain in effect until the EPA promulgated a replacement rule. The Court's order did not include a deadline for the EPA to act.

In August 2011, the EPA responded to the remand of the CAIR by promulgating the Cross State Air Pollution Rule (CSAPR). However, in August 2012, the U.S. Court of Appeals for the D.C. Circuit vacated CSAPR and instructed the EPA to continue administering the CAIR pending finalizing a valid alternative program to control interstate pollution. In January 2013, the U.S. Court of Appeals for the D.C. Circuit denied the EPA's petition for reconsideration en banc. The EPA and several environmental groups have appealed the D.C. Circuit Court's August 2012 decision to the Supreme Court in separate filings. At this time, the CAIR remains effective.

MGE is currently in compliance with the CAIR Phase I requirements. MGE will be able to meet Phase II NOx emissions reductions through using our NOx allowances provided through the rule, and we will meet Phase II SO2 emissions reductions through installation of pollution controls. New SO2 controls at Columbia are already underway and are planned to be completed by mid 2014. MGE expects that any costs incurred to meet Phase II of the CAIR will be fully recoverable through rates. MGE will monitor the Supreme Court's response to the CSAPR appeals and any subsequent actions by the EPA to continue to evaluate potential impacts to our operations.

Columbia

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In September 2010, the Sierra Club filed a civil lawsuit against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In April 2013, WPL, as operator, along with the other owners of Columbia (MGE and WPS), entered into a consent decree with the EPA and the Sierra Club to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. Based on a preliminary estimate received by WPL, MGE’s share of the projected cost for construction of the SCR system at Columbia is approximately $50-$60 million. The consent decree has been lodged with, and is subject to approval by, the Court, which could occur in the second quarter of 2013. See Footnote 8.a. for additional information regarding these matters.

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

The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel rules costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual electric fuel rules costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2013, fuel and purchased power costs included in MGE's base fuel rates are $106.1 million. See Footnote 10.b. for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At March 31, 2013, the fair value of these instruments exceeded their cost basis by $1.5 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE the option to extend the contract after the base term. The agreement is a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2013, reflects a loss position of $70.7 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2013, no counterparties have defaulted.

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

Item 4. Controls and Procedures.

During the first quarter of 2013, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of March 31, 2013, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2013, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.c. for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2013	22,070	$52.03	-	-
February 1-28, 2013	22,995	53.14	-	-
March 1-31, 2013	55,875	55.02	-	-
Total	100,940	$53.94	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: May 3, 2013	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 3, 2013	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 3, 2013	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 3, 2013	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

