Form 10-Q
period 2014-03-31
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2014-05-08
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2014

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No.	Name of Registrant, State of Incorporation, Address of Principal Executive Offices, and Telephone No.	IRS Employer Identification No.
000-49965	MGE Energy, Inc. (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 mgeenergy.com	39-2040501
000-1125	Madison Gas and Electric Company (a Wisconsin Corporation) 133 South Blair Street Madison, Wisconsin 53788 (608) 252-7000 mge.com	39-0444025

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

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
MGE Energy, Inc.	X
Madison Gas and Electric Company			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

MGE Energy, Inc. and Madison Gas and Electric Company: Yes [ ] No [X]

Number of Shares Outstanding of Each Class of Common Stock as of April 30, 2014
MGE Energy, Inc.	Common stock, $1.00 par value, 34,668,370 shares outstanding.
Madison Gas and Electric Company	Common stock, $1.00 par value, 17,347,894 shares outstanding (all of which are owned beneficially and of record by MGE Energy, Inc.).

Table of Contents

PART I. FINANCIAL INFORMATION.

3

Filing Format

3

Forward-Looking Statements

3

Stock Split

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

14

Notes to Consolidated Financial Statements (unaudited)

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

29

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

38

Item 4. Controls and Procedures.

40

PART II. OTHER INFORMATION.

41

Item 1. Legal Proceedings.

41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

41

Item 4. Mine Safety Disclosures.

41

Item 6. Exhibits.

41

Signatures - MGE Energy, Inc.

43

Signatures - Madison Gas and Electric Company

44

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

Forward-Looking Statements

This report, and other documents filed by MGE Energy and MGE with the Securities and Exchange Commission (SEC) from time to time, contain forward-looking statements that reflect management's current assumptions and estimates regarding future performance and economic conditions—especially as they relate to economic conditions, future load growth, revenues, expenses, capital expenditures, financial resources, regulatory matters, and the scope and expense associated with future environmental regulation. These forward-looking statements are made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believe," "expect," "anticipate," "estimate," "could," "should," "intend," "will," and other similar words generally identify forward-looking statements. Both MGE Energy and MGE caution investors that these forward-looking statements are subject to known and unknown risks and uncertainties that may cause actual results to differ materially from those projected, expressed, or implied.

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the Registrants' 2013 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date of this report.

Stock Split

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's outstanding shares of common stock, effective in the form of a stock dividend. Shareholders of record at the close of business on January 24, 2014, received one additional share of MGE Energy common stock for every two shares of common stock owned on that date. The additional shares were distributed on February 7, 2014. All share and per share data provided in this report give effect to this stock split.

Where to Find More Information

The public may read and copy any reports or other information that MGE Energy and MGE file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents also are available to the public from commercial document retrieval services, the website maintained by the SEC at sec.gov, MGE Energy's website at mgeenergy.com, and MGE's website at mge.com. Copies may be obtained from our websites free of charge. Information contained on MGE Energy's and MGE's websites shall not be deemed incorporated into, or to be a part of, this report.

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Construct	MGE Construct, LLC
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ATC	American Transmission Company LLC
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CSAPR	Cross-State Air Pollution Rule
Dth	Dekatherms, a quantity measure used in respect of natural gas
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxides
NSPS	New Source Performance Standards
OPRB	Other Postretirement Benefits
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PPA	Purchased power agreement
PSCW	Public Service Commission of Wisconsin
PSD	Prevention of Significant Deterioration
RICE	Reciprocating Internal Combustion Engine
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission

4

SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WEPCO	Wisconsin Electric Power Company
Working capital	Current assets less current liabilities
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended March 31,

	2014	2013
Operating Revenues:
Regulated electric revenues	$98,852	$93,494
Regulated gas revenues	110,713	72,467
Nonregulated revenues	680	1,276
Total Operating Revenues	210,245	167,237

Operating Expenses:
Fuel for electric generation	14,132	10,760
Purchased power	18,555	18,205
Cost of gas sold	78,508	44,692
Other operations and maintenance	40,472	41,649
Depreciation and amortization	9,746	9,624
Other general taxes	4,861	4,679
Total Operating Expenses	166,274	129,609
Operating Income	43,971	37,628

Other income, net	4,552	3,309
Interest expense, net	(4,541)	(4,675)
Income before income taxes	43,982	36,262
Income tax provision	(16,265)	(13,678)
Net Income	$27,717	$22,584

Earnings Per Share of Common Stock
(basic and diluted)	$0.80	$0.65

Dividends per share of common stock	$0.272	$0.263

Average Shares Outstanding
(basic and diluted)	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2014	2013
Net Income	$27,717	$22,584
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of
tax ($5 and $43)	7	65
Comprehensive Income	$27,724	$22,649

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,

	2014	2013
Operating Activities:
Net income	$27,717	$22,584
Items not affecting cash:
Depreciation and amortization	9,746	9,624
Deferred income taxes	(877)	11,294
Provision for doubtful receivables	743	743
Employee benefit plan expenses	(332)	3,336
Equity earnings in ATC	(2,481)	(2,396)
Other items	(679)	750
Changes in working capital items:
Decrease in current assets	3,283	17,341
Increase (decrease) in current liabilities	19,604	(4,590)
Dividend income from ATC	1,917	1,807
Cash contributions to pension and other postretirement plans	(818)	(30,764)
Other noncurrent items, net	547	(1,077)
Cash Provided by Operating Activities	58,370	28,652

Investing Activities:
Capital expenditures	(21,800)	(29,164)
Capital contributions to investments	(693)	(373)
Other	(682)	(279)
Cash Used for Investing Activities	(23,175)	(29,816)

Financing Activities:
Cash dividends paid on common stock	(9,420)	(9,132)
Repayment of long-term debt	(1,019)	(667)
Increase in short-term debt	-	10,500
Other	(80)	-
Cash (Used for) Provided by Financing Activities	(10,519)	701

Change in cash and cash equivalents	24,676	(463)
Cash and cash equivalents at beginning of period	68,813	46,357
Cash and Cash Equivalents at End of Period	$93,489	$45,894

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,967	$12,699

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$93,489	$68,813
Accounts receivable, less reserves of $4,501 and $4,219, respectively	62,760	44,890
Other accounts receivable, less reserves of $608 and $750, respectively	5,019	5,352
Unbilled revenues	29,568	31,982
Materials and supplies, at average cost	17,023	16,662
Fossil fuel	4,675	5,206
Stored natural gas, at average cost	642	13,988
Prepaid taxes	11,773	19,106
Regulatory assets - current	4,690	6,377
Other current assets	9,301	8,225
Total Current Assets	238,940	220,601
Regulatory assets	105,253	107,166
Pension benefits	16,013	15,071
Other deferred assets and other	6,758	8,046
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,026,807	1,018,809
Construction work in progress	147,449	141,415
Total Property, Plant, and Equipment	1,174,256	1,160,224
Investments	69,203	67,952
Total Assets	$1,610,423	$1,579,060

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,121	$4,102
Accounts payable	56,171	43,684
Accrued taxes	11,275	822
Accrued interest	3,250	4,839
Accrued payroll related items	8,103	10,731
Deferred income taxes	-	1,711
Regulatory liabilities - current	11,537	13,538
Derivative liabilities	6,540	7,750
Other current liabilities	8,518	9,489
Total Current Liabilities	109,515	96,666
Other Credits:
Deferred income taxes	287,224	284,791
Investment tax credit - deferred	1,362	1,413
Regulatory liabilities	20,788	19,792
Accrued pension and other postretirement benefits	49,512	49,184
Derivative liabilities	53,750	57,930
Other deferred liabilities and other	54,155	52,360
Total Other Credits	466,791	465,470
Capitalization:
Common shareholders' equity	635,734	617,510
Long-term debt	398,383	399,414
Total Capitalization	1,034,117	1,016,924
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,610,423	$1,579,060

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

	Shares	Value
2013
Beginning balance - December 31, 2012	34,668	$34,668	$316,268	$228,399	$94	$579,429
Net income				22,584		22,584
Other comprehensive income					65	65
Common stock dividends declared
($0.263 per share)				(9,132)		(9,132)
Ending balance - March 31, 2013	34,668	$34,668	$316,268	$241,851	$159	$592,946

2014
Beginning balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510
Net income				27,717		27,717
Other comprehensive income					7	7
Common stock dividends declared
($0.272 per share)				(9,420)		(9,420)
Cash in lieu of fractional shares related
to stock split				(80)		(80)
Ending balance - March 31, 2014	34,668	$34,668	$316,268	$284,414	$384	$635,734

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2014	2013
Operating Revenues:
Regulated electric revenues	$98,858	$93,494
Regulated gas revenues	110,718	72,467
Nonregulated revenues	680	1,276
Total Operating Revenues	210,256	167,237

Operating Expenses:
Fuel for electric generation	14,134	10,760
Purchased power	18,558	18,205
Cost of gas sold	78,513	44,692
Other operations and maintenance	40,317	41,504
Depreciation and amortization	9,734	9,624
Other general taxes	4,861	4,679
Income tax provision	14,924	12,870
Total Operating Expenses	181,041	142,334
Operating Income	29,215	24,903

Other Income and Deductions:
AFUDC - equity funds	1,950	596
Equity in earnings in ATC	2,481	2,396
Income tax provision	(1,264)	(781)
Other (expense) income, net	(158)	141
Total Other Income and Deductions	3,009	2,352
Income before interest expense	32,224	27,255

Interest Expense:
Interest on long-term debt	5,249	4,928
Other interest, net	(25)	(37)
AFUDC - borrowed funds	(643)	(196)
Net Interest Expense	4,581	4,695
Net Income	$27,643	$22,560
Less Net Income Attributable to Noncontrolling Interest, net of tax	(6,510)	(6,826)
Net Income Attributable to MGE	$21,133	$15,734

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended March 31,

	2014	2013
Net Income	$27,643	$22,560
Other comprehensive income, net of tax:
Unrealized gain on available-for-sale securities, net of
tax ($12 and $18)	18	27
Comprehensive Income	$27,661	$22,587
Less: Comprehensive income attributable to Noncontrolling
Interest, net of tax	(6,510)	(6,826)
Comprehensive Income attributable to MGE	$21,151	$15,761

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Three Months Ended March 31,

	2014	2013
Operating Activities:
Net income	$27,643	$22,560
Items not affecting cash:
Depreciation and amortization	9,734	9,624
Deferred income taxes	(1,141)	11,016
Provision for doubtful receivables	743	743
Employee benefit plan expenses	(332)	3,336
Equity earnings in ATC	(2,481)	(2,396)
Other items	(546)	882
Changes in working capital items:
Decrease in current assets	7,817	17,135
Increase (decrease) in current liabilities	17,488	(4,326)
Dividend income from ATC	1,917	1,807
Cash contributions to pension and other postretirement plans	(818)	(30,764)
Other noncurrent items, net	521	(1,096)
Cash Provided by Operating Activities	60,545	28,521

Investing Activities:
Capital expenditures	(21,800)	(29,164)
Capital contributions to investments	(533)	(178)
Other	(637)	(184)
Cash Used for Investing Activities	(22,970)	(29,526)

Financing Activities:
Cash dividends paid to parent by MGE	(7,000)	-
Distributions to parent from noncontrolling interest	(6,909)	(5,500)
Equity contribution received by noncontrolling interest	533	178
Repayment of long-term debt	(1,019)	(667)
Increase in short-term debt	-	10,500
Cash (Used for) Provided by Financing Activities	(14,395)	4,511

Change in cash and cash equivalents	23,180	3,506
Cash and cash equivalents at beginning of period	14,808	6,350
Cash and Cash Equivalents at End of Period	$37,988	$9,856

Supplemental disclosures of cash flow information:
Significant noncash investing activities:
Accrued capital expenditures	$8,967	$12,699

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

ASSETS	March 31, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$37,988	$14,808
Accounts receivable, less reserves of $4,501 and $4,219, respectively	62,760	44,890
Affiliate receivables	550	534
Other accounts receivable, less reserves of $608 and $750, respectively	4,937	5,274
Unbilled revenues	29,568	31,982
Materials and supplies, at average cost	17,023	16,662
Fossil fuel	4,675	5,206
Stored natural gas, at average cost	642	13,988
Prepaid taxes	12,044	23,934
Regulatory assets - current	4,690	6,377
Other current assets	8,979	8,197
Total Current Assets	183,856	171,852
Affiliate receivable long-term	5,692	5,825
Regulatory assets	105,253	107,166
Pension benefits	16,013	15,071
Other deferred assets and other	4,818	6,138
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,025,886	1,017,877
Construction work in progress	147,449	141,415
Total Property, Plant, and Equipment	1,173,335	1,159,292
Investments	66,426	65,299
Total Assets	$1,555,393	$1,530,643

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,121	$4,102
Accounts payable	56,171	43,684
Accrued interest and taxes	10,019	6,040
Accrued payroll related items	8,103	10,731
Deferred income taxes	707	2,723
Regulatory liabilities - current	11,537	13,538
Derivative liabilities	6,540	7,750
Other current liabilities	8,244	6,446
Total Current Liabilities	105,442	95,014
Other Credits:
Deferred income taxes	281,261	279,085
Investment tax credit - deferred	1,362	1,413
Regulatory liabilities	20,788	19,792
Accrued pension and other postretirement benefits	49,512	49,184
Derivative liabilities	53,750	57,930
Other deferred liabilities and other	54,156	52,357
Total Other Credits	460,829	459,761
Capitalization:
Common shareholder's equity	471,642	457,491
Noncontrolling interest	119,097	118,963
Total Equity	590,739	576,454
Long-term debt	398,383	399,414
Total Capitalization	989,122	975,868
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,555,393	$1,530,643

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non- Controlling Interest	Total

	Shares	Value
2013
Beginning balance - Dec. 31, 2012	17,348	$17,348	$192,417	$223,527	$4	$117,470	$550,766
Net income				15,734		6,826	22,560
Other comprehensive loss					27		27
Equity contribution received by
noncontrolling interest						178	178
Distributions to parent from
noncontrolling interest						(5,500)	(5,500)
Ending balance - March 31, 2013	17,348	$17,348	$192,417	$239,261	$31	$118,974	$568,031

2014
Beginning balance - Dec. 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454
Net income				21,133		6,510	27,643
Other comprehensive income					18		18
Cash dividends paid to parent
by MGE				(7,000)			(7,000)
Equity contribution received by
noncontrolling interest						533	533
Distributions to parent from
noncontrolling interest						(6,909)	(6,909)
Ending balance - March 31, 2014	17,348	$17,348	$192,417	$261,667	$210	$119,097	$590,739

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2013 Annual Report on Form 10-K.

The accompanying consolidated financial statements as of March 31, 2014, and for the three months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2013 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 57 through 100 of the 2013 Annual Report on Form 10-K.

On December 20, 2013, MGE Energy's Board of Directors declared a three-for-two stock split of MGE Energy's common stock in the form of a stock dividend. The additional shares were distributed February 7, 2014, to all shareholders of record as of January 24, 2014. All shares and per share data provided in this report give effect to this stock split.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the three months ended March 31, 2014 and 2013, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the three months ended March 31, 2014 and 2013, MGE Transco recorded the following:

	Three Months Ended March 31,

(In thousands)	2014	2013
Equity in earnings from investment in ATC	$2,481	$2,396
Dividends received from ATC	1,917	1,807
Capital contributions to ATC	533	178

On April 30, 2014, MGE Transco made an additional $0.5 million capital contribution to ATC.

MGE Transco's investment in ATC as of March 31, 2014, and December 31, 2013, was $65.6 million and $64.5 million, respectively.

At March 31, 2014, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three months ended March 31, 2014 and 2013, is as follows:

	Three Months Ended March 31,

(In thousands)	2014	2013
Operating revenues	$163,337	$151,737
Operating expenses	(78,623)	(69,770)
Other income (expense), net	388	(448)
Interest expense, net	(21,996)	(21,044)
Earnings before members' income taxes	$63,106	$60,475

4.

Columbia Environmental Project Construction - MGE Energy and MGE.

MGE and two other utilities jointly own Columbia, a coal-fired generating facility. WPL is the plant operator and permit holder, and owns 46.2% of Columbia. WPSC owns a 31.8% interest, and MGE owns a 22% interest, in Columbia. In early 2011, the PSCW issued a Certificate and Order authorizing the construction of scrubbers and bag houses and associated equipment on Columbia Units 1 and 2 to reduce SO2 and mercury emissions. Unit 2 was placed into service in April 2014 and Unit 1 is expected to be placed into service in the third quarter of 2014. The scrubbers and bag houses are expected to support compliance obligations for current and anticipated air quality regulations, including CAIR, CSAPR, the Mercury and Air Toxics Standards (MATS), and the Wisconsin Mercury Rule. The operator's current estimate shows that MGE's share of the capital expenditures required for this project is approximately $135 million. As of March 31, 2014, MGE had accumulated $124.3 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. MGE expects to incur capital expenditures of approximately $10.7 million for the remainder of 2014. These amounts may change as a result of modifications to the project estimate or timing differences. MGE's share of various contractual commitments entered for the project as of March 31, 2014, is $10.7 million. For the three months ended March 31, 2014 and 2013, MGE has recognized after tax $1.9 million and $0.5 million, respectively, in AFUDC equity related to this project.

MGE expects that the costs pertaining to this project will be fully recoverable through rates. For 2014, the PSCW authorized MGE 100% AFUDC on this project during construction. For 2013, the PSCW authorized MGE a 50% current return (included in customer rates) and the remaining 50% as AFUDC.

5.

Taxes - MGE Energy and MGE.

Effective Tax Rate.

MGE Energy's effective income tax rate for the three months ended March 31, 2014 and 2013, was 37.0% and 37.7%, respectively. MGE's effective income tax rate for the three months ended March 31, 2014 and 2013, was

36.9% and 37.7%, respectively. The decrease in the effective tax rate is primarily attributable to higher AFUDC equity earnings in 2014.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three months ended March 31, 2014 and 2013. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended March 31,

(In thousands)	2014	2013
Pension Benefits
Components of net periodic (benefit) cost:
Service cost	$1,484	$1,929
Interest cost	3,251	3,186
Expected return on assets	(5,279)	(4,776)
Amortization of:
Prior service (benefit) cost	49	79
Actuarial loss	173	2,015
Net periodic (benefit) cost	$(322)	$2,433

Postretirement Benefits
Components of net periodic (benefit) cost:
Service cost	$330	$596
Interest cost	772	970
Expected return on assets	(654)	(544)
Amortization of:
Transition obligation	1	1
Prior service (benefit) cost	(668)	28
Actuarial loss	39	311
Net periodic (benefit) cost	$(180)	$1,362

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

In addition to units granted in 2009 through 2013, on February 21, 2014, 21,991 units were granted based on the MGE Energy closing stock price as of that date. These units are subject to a five-year graded vesting schedule and have been adjusted to reflect the three-for-two stock split declared December 20, 2013. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at March 31, 2014, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

In December 2013, a Director Incentive Plan was approved for the non-employee members of the Board of Directors. This plan is similar to MGE Energy's Performance Unit Plan for eligible employees described above. Under the plan, a non-employee director can receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend payments, at the end of the set performance period. The units are subject to a three-year graded vesting schedule. In January 2014, unit awards of 4,683 (post-split) were granted to the non-employee Directors. For accounting purposes, the awards will be measured similarly to the employee unit awards.

During the three months ended March 31, 2014 and 2013, MGE recorded $0.8 million and $0.9 million, respectively, in compensation expense as a result of the plans. In January 2014, cash payments of $1.2 million were distributed relating to awards that were granted in 2009. No forfeitures occurred during the three months ended March 31, 2014 or 2013. At March 31, 2014, $3.9 million of outstanding awards are vested.

8.

Commitments and Contingencies - MGE Energy and MGE.

a.

Environmental.

MGE Energy and MGE are subject to frequently changing local, state, and federal regulations concerning air quality, water quality, land use, threatened and endangered species, hazardous materials handling, and solid waste disposal. These regulations affect the manner in which they conduct their operations, the costs of those operations, as well as capital and operating expenditures. Regulatory initiatives, proposed rules, and court challenges to adopted rules, have the potential to have a material effect on our capital expenditures and operating costs. These initiatives, proposed rules, and court challenges include:

•

The President's announced plan and directive to the EPA to regulate carbon pollution, or GHG emissions, from new and existing electric power generation, and EPA's related proposed GHG New Source Performance Standards (NSPS).

•

Rules to regulate NOx and SO2 emissions, including the EPA's Cross State Air Pollution Rule (CSAPR), which recently has been reinstated by the U.S. Supreme Court (see below for recent developments with CSAPR). The Sierra Club has sought federal appellate court review of Wisconsin's implementation plan for CAVR. Both the pending reinstatement of CSAPR and the appellate court review of Wisconsin's implementation plan for Clean Air Visibility Rule (CAVR) make the nature of compliance requirements uncertain.

•

Rules to regulate mercury and similar emissions, including Wisconsin's adopted Mercury Rule and the EPA's adopted Mercury and Air Toxics Standards.

•

The EPA's proposed cooling water intake rules. The EPA issued a proposed Phase II rule and alternative compliance strategies for existing facilities in April 2011 and has announced that it intends to release the final rule in May 2014 pursuant to a consent agreement.

•

The EPA's proposed water effluent limitations guidelines and standards for steam electric power plants, which focus on the reduction of metals and other pollutants in wastewater from new and existing power plants from coal-burning plants such as our Columbia and Elm Road Units.

•

The EPA's ongoing review of several National Ambient Air Quality Standards (NAAQS), including the potential lowering of ozone NAAQS, and upcoming guidance for determining attainment for sulfur dioxide NAAQS.

•

The EPA is reconsidering the current emergency dispatch restrictions in the Reciprocating Internal Combustion Engines Maximum Achievable Control Technology (RICE MACT) regulation. The reconsideration could result in increased or decreased restrictions for these engines.

The matters in the bullet points above are discussed further in Footnote 18.d. in MGE Energy's and MGE's 2013 Annual Report on Form 10-K. In addition to the developments noted above, the following discussion is an update to the current status of environmental matters set forth in that Footnote.

EPA's Cross-State Air Pollution Rule (CSAPR) Upheld by the Supreme Court

On April 29, 2014, the U.S. Supreme Court issued a decision upholding CSAPR, thereby reversing the D.C. Circuit Court's decision on CSAPR, and remanding the matter back to the D.C. Circuit for further proceedings. The EPA may amend CSAPR to modify compliance deadlines that have passed since the rule was vacated by the D.C. Circuit. It is unclear if the rule will be reinstated for 2014 emissions or later. The

Clean Air Interstate Rule (CAIR) will remain in effect until CSAPR is reinstated. See MGE Energy's and MGE's 2013 Annual Report on Form 10K for additional information on the legal proceedings associated with these environmental matters.

Past evaluations of CSAPR's effect on MGE have pointed to SO2 emissions at our Columbia plant as being our primary concern in meeting emissions allocations under CSAPR. Planned new SO2 controls at Columbia are underway; Unit 2 was completed in April 2014 and Unit 1 is expected to be completed by third quarter of 2014 (see Footnote 4 for information regarding the Columbia environmental construction project). MGE expects that the costs pertaining to meeting CSAPR requirements will be fully recoverable through rates. We will continue to monitor and evaluate recoverability through the D.C. Circuit Court process and the EPA implementation phase.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Environmental Project

See Footnote 4 for information regarding the Columbia environmental construction project.

Columbia Clean Air Act Litigation

In December 2009, the EPA sent a notice of violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleges that WPL, as owner-operator, and the other co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the PSD program requirements, the Title V operating permit requirements of the CAA and the Wisconsin State Implementation Plan (SIP). In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, Sierra Club filed lawsuits against WPL alleging violations of the CAA at Columbia and other WPL-operated Wisconsin facilities.

In April 2013, WPL, as owner-operator, along with the other owners of Columbia, entered into a consent decree with the EPA and the Sierra Club to resolve these claims, while admitting no liability. In June 2013, the consent decree was approved and entered by the Court. The consent decree requires installation of the following emission controls at Columbia: scrubbers and baghouses at Columbia Units 1 and 2 by December 31, 2014, and an SCR system at Columbia Unit 2 by December 31, 2018. In addition, the consent decree establishes emission rate limits for SO2, NOx, and particulate matter for Columbia Units 1 and 2. The consent decree also includes annual plant-wide emission caps for SO2 and NOx for Columbia. MGE also paid approximately $0.2 million as its share of a civil penalty and will complete approximately $0.6 million in environmental mitigation projects. MGE intends to seek recovery in rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

b.

Chattel Paper Agreement and Other Guarantees.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. MGE is party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2014. At March 31, 2014, MGE had sold a $5.1 million interest in these receivables. MGE retains the servicing responsibility for these receivables. As of March 31, 2014, the servicing asset recognized by MGE is $0.3 million.

MGE accounts for servicing rights under the amortization method. Initial determination of the servicing asset fair value is based on the present value of the estimated future cash flows. The discount rate is based on the PSCW authorized weighted cost of capital.

MGE would be required to perform under its guarantee if a customer defaulted on its loan. The energy-related equipment installed at the customer sites is used to secure the customer loans. The loan balances outstanding at March 31, 2014, approximate the fair value of the energy-related equipment acting as collateral. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. Principal payments for the remainder of 2014 and the next four years on the loans are:

(In thousands)	2014	2015	2016	2017	2018
Chattel Paper	$477	$1,007	$910	$506	$449

c.

Legal Matters.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

d.

Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of March 31, 2014, the future commitments related to these purchase contracts were as follows:

(In thousands)	2014	2015	2016	2017	2018
Purchase power(a)	$50,542	$49,072	$49,743	$50,243	$51,265

(a)

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

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	March 31, 2014	December 31, 2013
Commodity derivative contracts	409,800 MWh	458,660 MWh
Commodity derivative contracts	2,200,000 Dth	3,750,000 Dth
FTRs	790 MW	1,984 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At March 31, 2014, and December 31, 2013, the fair value of exchange traded derivatives and FTRs exceeded their cost basis by $2.1 million and $1.8 million, respectively.

MGE is a party to a ten-year purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2014, and December 31, 2013, reflects a loss position of $60.3 million and $65.7 million, respectively. The actual fuel cost will be recognized in purchased power expense in the month of purchase.

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

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
March 31, 2014
Commodity derivative contracts	Other current assets	$2,086	Derivative liability (current)	$111
Commodity derivative contracts	Other deferred charges	37	Derivative liability (long-term)	41
FTRs	Other current assets	106	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	6,540
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	53,750

December 31, 2013
Commodity derivative contracts	Other current assets	$1,356	Derivative liability (current)	$51
Commodity derivative contracts	Other deferred charges	167	Derivative liability (long-term)	48
FTRs	Other current assets	363	Derivative liability (current)	-
Ten-year PPA	N/A	N/A	Derivative liability (current)	7,750
Ten-year PPA	N/A	N/A	Derivative liability (long-term)	57,930

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the balance sheet.

Offsetting of Derivative Assets
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
March 31, 2014
Commodity derivative contracts	$2,123	$(152)	$-	$1,971
FTRs	106	-	-	106

December 31, 2013
Commodity derivative contracts	$1,523	$(99)	$(175)	$1,249
FTRs	363	-	-	363

Offsetting of Derivative Liabilities
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
March 31, 2014
Commodity derivative contracts	$152	$(152)	$-	$-
Ten-year PPA	60,290	-	-	60,290

December 31, 2013
Commodity derivative contracts	$99	$(99)	$-	$-
Ten-year PPA	65,680	-	-	65,680

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheet at March 31, 2014 and 2013, and the consolidated income statement for the three months ended March 31, 2014 and 2013.

	2014		2013
(In thousands)	Current and long- term regulatory asset	Other current assets	Current and long- term regulatory asset	Other current assets
Three Months Ended March 31:
Balance at January 1,	$63,893	$411	$72,329	$574
Change in unrealized gain	(13,601)	-	(1,697)	-
Realized loss reclassified to a deferred account	1,535	(1,535)	(290)	290
Realized gain (loss) reclassified to income
statement	6,386	1,475	(1,145)	(605)
Balance at March 31,	$58,213	$351	$69,197	$259

	Realized losses (gains)
(In thousands)	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended March 31, 2014:
Commodity derivative contracts	$(4,795)	$(1,220)
FTRs	(636)	-
Ten-year PPA	(1,210)	-

Three Months Ended March 31, 2013:
Commodity derivative contracts	$22	$608
FTRs	(158)	-
Ten-year PPA	1,278	-

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

The ten-year PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of March 31, 2014, no collateral has been posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of March 31, 2014, and December 31, 2013, no counterparties were in a net liability position.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of March 31, 2014, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

On April 17, 2014, MGE filed an application with the PSCW requesting a 2.8% increase to electric rates and a 2.3% decrease to gas rates for 2015. Electric and natural gas rates would then be frozen in 2016, subject to review of fuel costs. As a condition of the rate freeze, MGE has requested escrow accounting treatment for transmission related costs starting in 2015. This treatment will allow MGE to reflect any differential in actual costs incurred in its next rate case filing. The proposed electric rate increases cover costs associated with the construction of emission-reduction equipment at Columbia and improvements and reliability of the state's electric transmission system.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order includes authorizing 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO Schedule 26 fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.2 million associated with a 2012 fuel rule surplus credit will not be required to be refunded to customers and will be amortized in 2014. The fuel credit will accrue interest at MGE's weighted cost of capital. The authorized return on equity will remain unchanged at 10.3%.

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

As of March 31, 2014, MGE did not defer any electric fuel-related savings/costs that are outside the range authorized by the PSCW. As part of the rate freeze plan authorized by the PSCW for 2014, $1.6 million of the approximately $6.2 million associated with the 2012 fuel rule surplus credit was amortized against purchase power expense during the three months ended March 31, 2014.

22

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At March 31, 2014, and December 31, 2013, the carrying amount of cash and cash equivalents approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at March 31, 2014, and December 31, 2013. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	March 31, 2014		December 31, 2013
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$93,489	$93,489	$68,813	$68,813
Liabilities:
Long-term debt*	402,774	436,788	403,793	432,010

MGE
Assets:
Cash and cash equivalents	$37,988	$37,988	$14,808	$14,808
Liabilities:
Long-term debt*	402,774	436,788	403,793	432,010

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of March 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$804	$804	$-	$-
Total Assets	$804	$804	$-	$-
Liabilities:
Derivatives, net	$58,213	$(584)	$-	$58,797
Deferred compensation	2,472	-	2,472	-
Total Liabilities	$60,685	$(584)	$2,472	$58,797

MGE
Assets:
Exchange-traded investments	$461	$461	$-	$-
Total Assets	$461	$461	$-	$-
Liabilities:
Derivatives, net	$58,213	$(584)	$-	$58,797
Deferred compensation	2,472	-	2,472	-
Total Liabilities	$60,685	$(584)	$2,472	$58,797

	Fair Value as of December 31, 2013
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Exchange-traded investments	$792	$792	$-	$-
Total Assets	$792	$792	$-	$-
Liabilities:
Derivatives, net(a)	$63,893	$(735)	$-	$64,628
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$66,257	$(735)	$2,364	$64,628

MGE
Assets:
Exchange-traded investments	$431	$431	$-	$-
Total Assets	$431	$431	$-	$-
Liabilities:
Derivatives, net(a)	$63,893	$(735)	$-	$64,628
Deferred compensation	2,364	-	2,364	-
Total Liabilities	$66,257	$(735)	$2,364	$64,628

(a) These amounts are shown gross and exclude $0.2 million of collateral that was posted against derivative positions with counterparties.

No transfers were made in or out of Level 1 or Level 2 for the three months ended March 31, 2014.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a ten-year purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore considered unobservable and classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

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

This model is prepared by members of MGE's Energy Accounting group. It is reviewed on a quarterly basis by management in Energy Supply and Finance to review the assumptions, inputs, and fair value measurements.

The following table presents the significant unobservable inputs used in the pricing model.

Significant Unobservable Inputs	Model Input
Basis adjustment:
On peak	95.5%
Off peak	93.1%
Counterparty fuel mix:
Internal generation	50% - 70%
Purchased power	50% - 30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended March 31,

(In thousands)	2014	2013
Beginning balance,	$(64,628)	$(72,346)
Realized and unrealized gains (losses):
Included in regulatory liabilities	5,831	2,748
Included in other comprehensive income	-	-
Included in earnings	6,634	(1,148)
Included in current assets	(53)	-
Purchases	6,859	5,562
Sales	(60)	(3)
Issuances	-	-
Settlements	(13,380)	(4,411)
Transfers in and/or out of Level 3	-	-
Balance as of March 31,	$(58,797)	$(69,598)
Total gains (losses) included in earnings attributed to the change in unrealized gains (losses) related to assets and liabilities held at March 31,(b)	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended March 31,

(In thousands)	2014	2013
Purchased Power Expense	$6,634	$(1,148)

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

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.

In February 2013, the FASB issued authoritative guidance within the Codification's Balance Sheet topic that provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. This authoritative guidance became effective January 1, 2014. The authoritative guidance did not have a financial or disclosure impact.

b.

Presentation of an Unrecognized Tax Benefit.

In July 2013, the FASB issued authoritative guidance within the Codification's Income Statement topic that provides guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exist. The authoritative guidance was issued to eliminate diversity in practice by providing guidance on the presentation of unrecognized tax benefits. This authoritative guidance became effective January 1, 2014. The authoritative guidance will not have a financial statement or disclosure impact, unless MGE Energy or its subsidiaries are in a net operating loss position. MGE Energy or its subsidiaries are currently not in a net operating loss position.

26

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2013 Annual Report on Form 10-K for additional discussion of each of these segments.

The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2014
Operating revenues	$98,852	$110,713	$680	$-	$-	$-	$210,245
Interdepartmental revenues	118	3,624	10,670	-	-	(14,412)	-
Total operating revenues	98,970	114,337	11,350	-	-	(14,412)	210,245
Depreciation and amortization	(6,337)	(1,563)	(1,834)	-	(12)	-	(9,746)
Other operating expenses	(77,901)	(92,843)	(40)	-	(156)	14,412	(156,528)
Operating income (loss)	14,732	19,931	9,476	-	(168)	-	43,971
Other (deductions) income, net	1,827	(35)	-	2,481	279	-	4,552
Interest (expense) income, net	(2,205)	(804)	(1,572)	-	40	-	(4,541)
Income before taxes	14,354	19,092	7,904	2,481	151	-	43,982
Income tax provision	(4,353)	(7,665)	(3,172)	(998)	(77)	-	(16,265)
Net income	$10,001	$11,427	$4,732	$1,483	$74	$-	$27,717

Three Months Ended March 31, 2013
Operating revenues	$93,494	$72,467	$1,276	$-	$-	$-	$167,237
Interdepartmental revenues	109	4,876	10,573	-	-	(15,558)	-
Total operating revenues	93,603	77,343	11,849	-	-	(15,558)	167,237
Depreciation and amortization	(6,400)	(1,425)	(1,799)	-	-	-	(9,624)
Other operating expenses	(74,925)	(60,437)	(37)	-	(144)	15,558	(119,985)
Operating income (loss)	12,278	15,481	10,013	-	(144)	-	37,628
Other income, net	575	162	-	2,396	176	-	3,309
Interest (expense) income, net	(2,404)	(678)	(1,613)	-	20	-	(4,675)
Income before taxes	10,449	14,965	8,400	2,396	52	-	36,262
Income tax provision	(3,433)	(5,989)	(3,257)	(971)	(28)	-	(13,678)
Net income	$7,016	$8,976	$5,143	$1,425	$24	$-	$22,584

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended March 31, 2014
Operating revenues	$98,858	$110,718	$680	$-	$-	$210,256
Interdepartmental revenues	112	3,619	10,670	-	(14,401)	-
Total operating revenues	98,970	114,337	11,350	-	(14,401)	210,256
Depreciation and amortization	(6,337)	(1,563)	(1,834)	-	-	(9,734)
Other operating expenses*	(82,046)	(100,450)	(3,212)	-	14,401	(171,307)
Operating income*	10,587	12,324	6,304	-	-	29,215
Other (deductions) income, net*	1,619	(93)	-	1,483	-	3,009
Interest expense, net	(2,205)	(804)	(1,572)	-	-	(4,581)
Net income	10,001	11,427	4,732	1,483	-	27,643
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,510)	(6,510)
Net income attributable to MGE	$10,001	$11,427	$4,732	$1,483	$(6,510)	$21,133

Three Months Ended March 31, 2013
Operating revenues	$93,494	$72,467	$1,276	$-	$-	$167,237
Interdepartmental revenues	109	4,876	10,573	-	(15,558)	-
Total operating revenues	93,603	77,343	11,849	-	(15,558)	167,237
Depreciation and amortization	(6,400)	(1,425)	(1,799)	-	-	(9,624)
Other operating expenses*	(78,506)	(66,468)	(3,294)	-	15,558	(132,710)
Operating income*	8,697	9,450	6,756	-	-	24,903
Other income, net*	723	204	-	1,425	-	2,352
Interest expense, net	(2,404)	(678)	(1,613)	-	-	(4,695)
Net income	7,016	8,976	5,143	1,425	-	22,560
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,826)	(6,826)
Net income attributable to MGE	$7,016	$8,976	$5,143	$1,425	$(6,826)	$15,734

*Amounts are shown net of the related tax expense, consistent with the presentation on the consolidated MGE Income Statement.

The following table shows segment information for MGE Energy's and MGE's assets and capital expenditures:

	Utility			Consolidated
(In thousands) MGE Energy	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2014	$905,319	$268,294	$40,011	$312,223	$65,600	$432,919	$(413,943)	$1,610,423
December 31, 2013	899,257	265,694	19,853	288,116	64,504	431,436	(389,800)	1,579,060
Capital Expenditures:
Three Months Ended March 31, 2014	$18,906	$2,384	$-	$510	$-	$-	$-	$21,800
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	-	119,047

	Utility			Consolidated
(In thousands) MGE	Electric	Gas	Assets not Allocated	Nonregulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Total
Assets:
March 31, 2014	$907,952	$266,383	$39,883	$288,268	$65,600	$(12,693)	$1,555,393
December 31, 2013	899,257	265,694	19,853	288,066	64,504	(6,731)	1,530,643
Capital Expenditures:
Three Months Ended March 31, 2014	$18,906	$2,384	$-	$510	$-	$-	$21,800
Year ended Dec. 31, 2013	100,146	15,554	-	3,347	-	-	119,047

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 141,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 147,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

•

Construction risk in connection with the Columbia environmental project,

and other factors listed in "Item 1A. Risk Factors" in our 2013 Annual Report on Form 10-K.

For the three months ended March 31, 2014, MGE Energy's earnings were $27.7 million or $0.80 per share compared to $22.6 million or $0.65 per share for the same period in the prior year. MGE's earnings for the three months ended March 31, 2014, were $21.1 million compared to $15.7 million for the same period in the prior year.

	Three Months Ended March 31,
(In thousands)
Business Segment:	2014	2013
Electric Utility	$10,001	$7,016
Gas Utility	11,427	8,976
Nonregulated Energy	4,732	5,143
Transmission Investments	1,483	1,425
All Other	74	24
Net Income	$27,717	$22,584

Our net income during the three months ended March 31, 2014, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Electric net income increased due to a 2.8% increase in electric retail sales and a $1.4 million (after tax) increase in AFUDC equity related to the Columbia environmental project compared to the same period in the prior year. In addition, operating and maintenance expenditures decreased compared to the prior period.

•

Gas net income increased due to a 23.5% increase in gas retail sales reflecting higher customer demand due to a colder winter compared to the same period in the prior year. The average temperatures in January and February 2014 were 11.5 degrees and 12.5 degrees, respectively, compared to 21.8 degrees and 21.3 degrees in the prior year. Heating degree days (a measure for determining the impact of weather during the heating season) increased by 14.2% compared to the prior period. In addition, operating and maintenance expenditures decreased compared to the prior period.

•

Lower nonregulated revenues primarily attributable to approved recovery in December 2012 of force majeure costs associated with the construction of the Elm Road Units. The PSCW, as part of WEPCO's 2013 Wisconsin rate case, determined that the costs were prudently incurred and approved the recovery in rates. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order only affected 2013.

During the first three months of 2014, the following events occurred:

Columbia Environmental Project: In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $135 million. As of March 31, 2014, MGE has accumulated $124.3 million (excluding carrying costs) related to its share of the project, which is reflected in the Construction Work in Progress balance on MGE Energy's and MGE's consolidated balance sheets. Of this amount, MGE has accumulated $3.4 million in 2014. MGE has recognized $1.9 million (after tax) in AFUDC equity related to this project for the three months ended March 31, 2014. The air emission reduction systems and associated equipment for Unit 2 were placed into service in April 2014.

In the near term, several items may affect us, including:

2015 Rate Filing: On April 17, 2014, MGE filed an application with the PSCW requesting a 2.8% increase to electric rates and a 2.3% decrease to gas rates for 2015. Electric and natural gas rates would then be frozen in 2016, subject to review of fuel costs. As a condition of the rate freeze, MGE has requested escrow accounting treatment for transmission related costs starting in 2015. This treatment will allow MGE to reflect any differential in actual costs incurred in its next rate case filing. The proposed electric rate increases cover costs associated with the construction of emission-reduction equipment at Columbia and improvements and reliability of the state's electric transmission system.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and Elm Road, from which we derive approximately 45% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates. In addition, the Columbia owners, including MGE, resolved claims surrounding the alleged failure, among other things, to obtain necessary air permits and implement necessary emission controls associated with past activities at Columbia. See Columbia discussion in Footnote 8.a. in the Notes to Consolidated Financial Statements.

Columbia Environmental Project: MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $10.7 million for the remainder of 2014. The air emission reduction systems and associated equipment for Unit 1 are expected to be placed into service in the third quarter of 2014.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates have declined since the end of the year that could cause discount rates used to value the pension and postretirement benefit obligations to decline. The change in the value of the plan assets and the change in the discount rate are not expected to have an impact on the income statement for 2014. However, these changes may increase benefit costs in future years. MGE expects any changes in the cost for employee benefit plans will be factored into future rate actions.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of March 31, 2014, there were no borrowings outstanding under our lines of credit.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements.

Three Months Ended March 31, 2014 and 2013

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands)	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
Residential	$35,293	$33,574	5.1%	221,696	209,782	5.7%
Commercial	50,161	48,147	4.2%	448,480	429,359	4.5%
Industrial	4,581	4,531	1.1%	58,305	59,187	(1.5)%
Other-retail/municipal	8,254	8,639	(4.5)%	89,435	97,538	(8.3)%
Total retail	98,289	94,891	3.6%	817,916	795,866	2.8%
Sales to the market	1,960	19	N/A	44,167	10,146	N/A
Adjustments to revenues	(1,397)	(1,416)	1.3%	-	-	-%
Total	$98,852	$93,494	5.7%	862,083	806,012	7.0%

Electric operating revenues increased $5.4 million or 5.7% for the three months ended March 31, 2014, due to the following:

(In millions)
Volume	$2.6
Sales to the market	2.0
Other	0.8
Total	$5.4

In July 2013, the PSCW authorized MGE to freeze 2014 rates for retail electric customers.

•

Volume. During the three months ended March 31, 2014, there was a 2.8% increase in total retail sales volumes compared to the same period in the prior year driven by higher customer demand.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers.

Electric fuel and purchased power

The expense for fuel for electric generation increased $3.4 million or 31.3% during the three months ended March 31, 2014, compared to the same period in the prior year. Internal electric generation costs increased $2.4 million as a result of a 21.9% increase in the per-unit cost. Internal electric generated volume delivered to the system increased 7.7%, which resulted in $1.0 million of increased expense.

Excluding costs associated with the 2012 fuel rule surplus credit, purchased power expense increased $2.0 million during the three months ended March 31, 2014, compared to the same period in the prior year. This increase in expense reflects a $1.0 million or 5.4% increase in the volume of power purchased from third parties and a $1.0 million or 5.0% increase in the per-unit cost of purchased power. After adjusting for the 2012 fuel rule surplus credit of $1.6 million, net purchase power expense increased $0.4 million during the three months ended March 31, 2014, compared to the prior year.

Electric operating and maintenance expenses

Electric operating and maintenance expenses decreased $0.8 million during the three months ended March 31, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(1.6)
Decreased customer service costs	(0.3)
Decreased distribution expenses	(0.1)
Increased transmission costs	0.6
Increased production expenses	0.6
Total	$(0.8)

For the three months ended March 31, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013	% Change	2014	2013	% Change
Residential	$59,191	$41,611	42.2%	57,368	47,454	20.9%
Commercial/Industrial	50,411	29,771	69.3%	62,024	49,211	26.0%
Total retail	109,602	71,382	53.5%	119,392	96,665	23.5%
Gas transportation	953	943	1.1%	12,494	12,327	1.4%
Other revenues	158	142	11.3%	-	-	-%
Total	$110,713	$72,467	52.8%	131,886	108,992	21.0%
Heating degree days (normal 3,500)				4,278	3,745	14.2%
Average rate per therm of
retail customer	$0.918	$0.738	24.4%

Gas revenues increased $38.2 million or 52.8% for the three months ended March 31, 2014. These changes are related to the following factors:

(In millions)
Rate/PGA changes	$21.4
Volume	16.8
Total	$38.2

•

Rate/PGA changes. The average retail rate per therm for the three months ended March 31, 2014, increased 24.3% compared to the same period in 2013, reflecting higher natural gas commodity costs. MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas.

•

Volume. For the three months ended March 31, 2014, retail gas deliveries increased 23.5% compared to the same period in 2013, as a result of colder weather during the winter months compared to the prior year.

Cost of gas sold

For the three months ended March 31, 2014, cost of gas sold increased by $33.8 million, compared to the same period in the prior year. The cost per therm of natural gas increased 42.2%, which resulted in $23.3 million of increased expense. In addition, the volume of gas purchased increased 23.5%, which resulted in $10.5 million of increased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses decreased by $0.4 million for the three months ended March 31, 2014, compared to the same period in 2013. The following changes contributed to the net change:

(In millions)
Decreased administrative and general costs	$(0.7)
Decreased customer service costs	(0.1)
Increased distribution costs	0.2
Increased customer accounts costs	0.2
Total	$(0.4)

For the three months ended March 31, 2014, decreased administrative and general costs are primarily due to decreased pension and other postretirement benefit costs.

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended March 31, 2014 and 2013, net income at the nonregulated energy operations segment was $4.7 million and $5.1 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus which have been formed to own and lease electric generating capacity to assist MGE.

Results for the three months ended March 31, 2013, reflect the recovery of force majeure costs associated with the construction of the Elm Road Units. In December 2012, as part of WEPCO's (the operator and primary owner of the Elm Road Units) 2013 Wisconsin rate case, the PSCW determined that 100% of the construction costs for the Elm Road Units were prudently incurred, and approved the recovery in rates of more than 99.5% of these costs. The recovery of the force majeure costs began in 2013. A portion of the recovery pertaining to periods prior to the PSCW order only affected 2013.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended March 31, 2014 and 2013, other income at the transmission investment segment was $2.5 million and $2.4 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended March 31, 2014 and 2013, was 37.0% and 37.7%, respectively. MGE's effective income tax rate for the three months ended March 31, 2014 and 2013, was 36.9% and 37.7%, respectively. The decrease in the effective tax rate is primarily attributable to higher AFUDC equity earnings in 2014.

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

	Three Months Ended March 31,

(In millions)	2014	2013
MGE Power Elm Road	$3.9	$4.3
MGE Power West Campus	1.9	1.9
MGE Transco	0.7	0.6

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the three months ended March 31, 2014, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 8 of Notes to Consolidated Financial Statements in this Report, and Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2013 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 8.d. of Notes to Consolidated Financial Statements for a description of commitments at March 31, 2014, that MGE Energy and MGE have entered with respect to various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers.

Liquidity and Capital Resources

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the three months ended March 31, 2014 and 2013:

	MGE Energy		MGE
(In thousands)	2014	2013	2014	2013
Cash provided by/(used for):
Operating activities	$58,370	$28,652	$60,545	$28,521
Investing activities	(23,175)	(29,816)	(22,970)	(29,526)
Financing activities	(10,519)	701	(14,395)	4,511

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the three months ended March 31, 2014, was $58.4 million, an increase of $29.7 million when compared to the same period in the prior year primarily related to no pension contributions being made in 2014.

MGE Energy's net income increased $5.1 million for the three months ended March 31, 2014, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $5.1 million in cash provided by operating activities for the three months ended March 31, 2014, primarily due to increased accounts payable and decreased gas inventories, partially offset by increased accounts receivable and decreased other current liabilities. Working capital accounts resulted in $7.1 million in cash provided by operating activities for the three months ended March 31, 2013, primarily due to decreased gas inventories and decreased unbilled revenues, partially offset by increased accounts receivable and decreased accounts payable.

A decrease in pension contribution resulted in an additional $29.9 million in cash provided by operating activities for the three months ended March 31, 2014, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

MGE

Cash provided by operating activities for the three months ended March 31, 2014, was $60.5 million, an increase of $32.0 million when compared to the same period in the prior year primarily related to no pension contributions being made in 2014.

Net income increased $5.1 million for the three months ended March 31, 2014, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $7.8 million in cash provided by operating activities for the three months ended March 31, 2014, primarily due to increased accounts payable and decreased gas inventories, partially offset by increased accounts receivable. Working capital accounts resulted in $7.5 million in cash provided by operating activities for the three months ended March 31, 2013, primarily due to decreased gas inventories and decreased unbilled revenues, partially offset by increased accounts receivable and decreased accounts payable.

A decrease in pension contribution resulted in an additional $29.9 million in cash provided by operating activities for the three months ended March 31, 2014, when compared to the same period in the prior year. These contributions reflect amounts required by law and discretionary amounts.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $6.6 million for the three months ended March 31, 2014, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2014, were $21.8 million. This amount represents a decrease of $7.4 million from the expenditures made in the same period in the prior year. This decrease is due primarily to $12.1 million of decreased expenditures on the Columbia environmental project.

MGE

MGE's cash used for investing activities decreased $6.6 million for the three months ended March 31, 2014, when compared to the same period in the prior year.

Capital expenditures for the three months ended March 31, 2014, were $21.8 million. This amount represents a decrease of $7.4 million from the expenditures made in the same period in the prior year. This decrease is due primarily to $12.1 million of decreased expenditures on the Columbia environmental project.

Cash Provided by (Used for) Financing Activities

MGE Energy

Cash used by MGE Energy's financing activities was $10.5 million for the three months ended March 31, 2014, compared to $0.7 million of cash provided for the three months ended March 31, 2013.

For the three months ended March 31, 2014, dividends paid were $9.4 million compared to $9.1 million in the prior year. This increase was a result of a higher dividend per share ($0.272 vs. $0.263).

During the three months ended March 31, 2013, net short-term debt borrowings were $10.5 million.

MGE

During the three months ended March 31, 2014, cash used by MGE's financing activities was $14.4 million compared to $4.5 million of cash provided for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $7.0 million during the three months ended March 31, 2014.

During the three months ended March 31, 2013, net short-term debt borrowings were $10.5 million.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $6.9 million for the three months ended March 31, 2014, compared to $5.5 million in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

	MGE Energy
	March 31, 2014	December 31, 2013
Common shareholders' equity	61.2%	60.5%
Long-term debt*	38.8%	39.5%

*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the three months ended March 31, 2014, capital expenditures for MGE Energy and MGE totaled $21.8 million, which included $21.3 million of capital expenditures for utility operations.

In early 2011, the PSCW authorized the construction of air emission reduction systems and associated equipment on Columbia Units 1 and 2. MGE's estimated share of the capital expenditures required to complete this project will be approximately $135 million. MGE's share of the capital expenditures associated with the Columbia environmental project will be approximately $10.7 million for the remainder of 2014. For the three months ended March 31, 2014, MGE had incurred $4.9 million (excluding carrying costs) in construction expenditures at Columbia related to the project and had accrued $6.6 million in incurred, but unpaid capital expenditures. MGE has recognized $1.9 million (after tax) in AFUDC equity related to this project for the three months ended March 31, 2014.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the three months ended March 31, 2014. Further discussion of environmental matters is included in MGE Energy's and MGE's 2013 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

EPA's Cross-State Air Pollution Rule (CSAPR) Upheld by the Supreme Court

On April 29, 2014, the U.S. Supreme Court issued a decision upholding CSAPR, thereby reversing the D.C. Circuit Court's decision on CSAPR, and remanding the matter back to the D.C. Circuit for further proceedings. The EPA may amend CSAPR to modify compliance deadlines that have passed since the rule was vacated by the D.C. Circuit. It is unclear if the rule will be reinstated for 2014 emissions or later. The Clean Air Interstate Rule (CAIR) will remain in effect until CSAPR is reinstated. See MGE Energy's and MGE's 2013 Annual Report on Form 10K for additional information on the legal proceedings associated with these environmental matters.

Past evaluations of CSAPR's effect on MGE have pointed to SO2 emissions at our Columbia plant as being our primary concern in meeting emissions allocations under CSAPR. Planned new SO2 controls at Columbia are underway; Unit 2 was completed in April 2014 and Unit 1 is expected to be completed by third quarter of 2014 (see Footnote 4 for information regarding the Columbia environmental construction project). MGE expects that the costs pertaining to meeting CSAPR requirements will be fully recoverable through rates. We will continue to monitor and evaluate recoverability through the D.C. Circuit Court process and the EPA implementation phase.

New Accounting Principles

See Footnote 12 of Notes to Consolidated Financial Statements for discussion of new accounting pronouncements.

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

The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and will be adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and would defer costs, less any excess revenues, if the actual electric fuel costs exceeded the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2014, fuel and purchased power costs included in MGE's base fuel rates are $106.1 million. See Footnote 10.b. of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At March 31, 2014, the fair value of these instruments exceeded their cost basis by $2.1 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a ten-year purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at March 31, 2014, reflects a loss position of $60.3 million.

Interest Rate Risk

Both MGE Energy and MGE may have short term borrowings at varying interest rates. MGE issues commercial paper for its short-term borrowings, while MGE Energy draws from its current credit facility to meet its short-term borrowing needs. Borrowing levels vary from period to period depending upon capital investments and other factors. Future short-

term interest expense and payments will reflect both future short-term interest rates and borrowing levels. MGE Energy and MGE manage interest rate risk by limiting their variable rate exposure and continually monitoring the effects of market changes on interest rates. MGE is not exposed to changes in interest rates on a substantial portion of its long-term debt until that debt matures and is refinanced at market rates.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of March 31, 2014, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,649 square miles in Wisconsin. Based on results for the year ended December 31, 2013, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the first quarter of 2014, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of March 31, 2014, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended March 31, 2014, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.c. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) or Shares That May Yet Be Purchased Under the Plans or Programs*
January 1-31, 2014	70,988	$37.99	-	-
February 1-28, 2014	53,500	38.14	-	-
March 1-31, 2014	86,300	39.58	-	-
Total	210,788	$38.68	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: May 8, 2014	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2014	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: May 8, 2014	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: May 8, 2014	/s/ Jeffrey C. Newman
Jeffrey C. Newman Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

