Form 10-Q
period 2015-06-30
MADISON GAS & ELECTRIC CO; MGE ENERGY INC
filed 2015-08-06
CIK 61339, 1161728

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2015

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

Number of Shares Outstanding of Each Class of Common Stock as of July 31, 2015
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

14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

31

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

47

Item 4. Controls and Procedures.

49

PART II. OTHER INFORMATION.

50

Item 1. Legal Proceedings.

50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

50

Item 4. Mine Safety Disclosures.

50

Item 6. Exhibits.

50

Signatures - MGE Energy, Inc.

52

Signatures - Madison Gas and Electric Company

53

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

The factors that could cause actual results to differ materially from the forward-looking statements made by a registrant include (a) those factors discussed in the Registrants' 2014 Annual Report on Form 10-K: Item 1A. Risk Factors, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, as updated by Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report, and Item 8. Financial Statements and Supplementary Data – Note 18, as updated by Part I, Item 1. Financial Statements – Note 8 in this report, and (b) other factors discussed herein and in other filings made by that registrant with the SEC.

Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this report. MGE Energy and MGE undertake no obligation to release publicly any revision to these forward-looking statements to reflect events or circumstances after the date of this report, except as required by law.

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

Definitions, Abbreviations, and Acronyms Used in the Text and Notes of this Report

Abbreviations, acronyms, and definitions used in the text and notes of this report are defined below.

MGE Energy and Subsidiaries:

CWDC	Central Wisconsin Development Corporation
MAGAEL	MAGAEL, LLC
MGE	Madison Gas and Electric Company
MGE Energy	MGE Energy, Inc.
MGE Power	MGE Power, LLC
MGE Power Elm Road	MGE Power Elm Road, LLC
MGE Power West Campus	MGE Power West Campus, LLC
MGE Services	MGE Services, LLC
MGE State Energy Services	MGE State Energy Services, LLC
MGE Transco	MGE Transco Investment, LLC
NGV Fueling Services	NGV Fueling Services, LLC
North Mendota	North Mendota Energy & Technology Park, LLC

Other Defined Terms:

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ATC	American Transmission Company LLC
BART	Best Available Retrofit Technology
Blount	Blount Station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAVR	Clean Air Visibility Rule
Codification	Financial Accounting Standards Board Accounting Standards Codification
Columbia	Columbia Energy Center
CSAPR	Cross-State Air Pollution Rule
CWA	Clean Water Act
Dth	Dekatherms, a quantity measure used in respect of natural gas
EGUs	Electric Generating Units
ELG	Effluent Limitations Guidelines
Elm Road Units	Elm Road Generating Station
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Rights
GHG	Greenhouse Gas
Heating degree days (HDD)	Measure of the extent to which the average daily temperature is below 65 degrees Fahrenheit, which is considered an indicator of possible increased demand for energy to provide heating
IRS	Internal Revenue Service
kWh	Kilowatt-hour, a measure of electric energy produced
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator (a regional transmission organization)
MW	Megawatt, a measure of electric energy generating capacity
MWh	Megawatt-hour, a measure of electric energy produced
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxides
PGA	Purchased Gas Adjustment clause, a regulatory mechanism used to reconcile natural gas costs recovered in rates to actual costs
PJM	PJM Interconnection, LLC (a regional transmission organization)
PM	Particulate Matter

PPA	Purchased Power Agreement
ppb	Parts Per Billion
PSCW	Public Service Commission of Wisconsin
ROE	Return on Equity
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
the State	State of Wisconsin
Stock Plan	Direct Stock Purchase and Dividend Reinvestment Plan of MGE Energy
UW	University of Wisconsin at Madison
VIE	Variable Interest Entity
WCCF	West Campus Cogeneration Facility
WDNR	Wisconsin Department of Natural Resources
Working capital	Current assets less current liabilities
WPDES	Wisconsin Pollutant Discharge Elimination System
WPL	Wisconsin Power and Light Company
WPSC	Wisconsin Public Service Corporation
XBRL	eXtensible Business Reporting Language

Item 1. Financial Statements.

MGE Energy, Inc.

Consolidated Statements of Income (unaudited)

(In thousands, except per-share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues:
Regulated electric revenues	$99,481	$96,697	$197,721	$195,549
Regulated gas revenues	20,669	31,218	90,597	141,931
Nonregulated revenues	1,976	850	3,942	1,530
Total Operating Revenues	122,126	128,765	292,260	339,010

Operating Expenses:
Fuel for electric generation	12,677	11,866	24,569	25,998
Purchased power	21,265	18,921	44,130	37,476
Cost of gas sold	6,650	18,132	53,569	96,640
Other operations and maintenance	41,500	40,208	82,174	80,680
Depreciation and amortization	10,995	10,069	21,844	19,815
Other general taxes	4,990	5,128	10,074	9,989
Total Operating Expenses	98,077	104,324	236,360	270,598
Operating Income	24,049	24,441	55,900	68,412

Other income, net	2,446	3,548	4,551	8,100
Interest expense, net	(5,008)	(4,868)	(10,099)	(9,409)
Income before income taxes	21,487	23,121	50,352	67,103
Income tax provision	(8,008)	(9,034)	(18,595)	(25,299)
Net Income	$13,479	$14,087	$31,757	$41,804

Earnings Per Share of Common Stock
(basic and diluted)	$0.39	$0.41	$0.92	$1.21

Dividends per share of common stock	$0.283	$0.272	$0.565	$0.543

Weighted Average Shares Outstanding
(basic and diluted)	34,668	34,668	34,668	34,668

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$13,479	$14,087	$31,757	$41,804
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale
securities, net of tax ($7 and $31, and $64 and
$26, respectively)	(11)	(46)	(95)	(39)
Comprehensive Income	$13,468	$14,041	$31,662	$41,765

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net income	$31,757	$41,804
Items not affecting cash:
Depreciation and amortization	21,844	19,815
Deferred income taxes	6,201	15,110
Provision for doubtful receivables	85	984
Employee benefit plan expenses	1,660	(555)
Equity earnings in ATC	(4,170)	(4,883)
Other items	(772)	(1,077)
Changes in working capital items:
Decrease in current assets	29,599	17,349
Decrease in current liabilities	(14,789)	(5,840)
Dividend income from ATC	2,891	3,835
Cash contributions to pension and other postretirement plans	(11,626)	(1,633)
Other noncurrent items, net	10,313	(229)
Cash Provided by Operating Activities	72,993	84,680

Investing Activities:
Capital expenditures	(33,211)	(42,272)
Capital contributions to investments	(538)	(1,225)
Other	(52)	(1,123)
Cash Used for Investing Activities	(33,801)	(44,620)

Financing Activities:
Cash dividends paid on common stock	(19,589)	(18,840)
Repayment of long-term debt	(2,080)	(2,042)
Repayment of short-term debt	(7,000)	-
Other	(487)	(80)
Cash Used for Financing Activities	(29,156)	(20,962)

Change in cash and cash equivalents	10,036	19,098
Cash and cash equivalents at beginning of period	65,755	68,813
Cash and Cash Equivalents at End of Period	$75,791	$87,911

The accompanying notes are an integral part of the unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$75,791	$65,755
Accounts receivable, less reserves of $3,806 and $4,329, respectively	34,599	41,614
Other accounts receivable, less reserves of $557 and $420, respectively	6,030	7,610
Unbilled revenues	23,159	31,262
Materials and supplies, at average cost	19,696	17,121
Fossil fuel	15,446	8,098
Stored natural gas, at average cost	12,712	21,036
Prepaid taxes	24,656	38,910
Regulatory assets - current	7,850	8,360
Deferred income taxes - current	-	3,482
Other current assets	10,895	10,711
Total Current Assets	230,834	253,959
Regulatory assets	156,139	156,823
Other deferred assets and other	9,723	7,018
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,193,965	1,189,077
Construction work in progress	29,204	19,029
Total Property, Plant, and Equipment	1,223,169	1,208,106
Investments	73,363	71,760
Total Assets	$1,693,228	$1,697,666

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,224	$4,182
Short-term debt	-	7,000
Accounts payable	34,555	41,655
Accrued interest and taxes	4,905	5,086
Accrued payroll related items	8,733	11,241
Deferred income taxes	907	-
Regulatory liabilities - current	6,282	-
Derivative liabilities	7,863	6,901
Other current liabilities	8,682	13,931
Total Current Liabilities	76,151	89,996
Other Credits:
Deferred income taxes	343,942	342,045
Investment tax credit - deferred	1,136	1,223
Regulatory liabilities	21,542	22,715
Accrued pension and other postretirement benefits	79,324	90,201
Derivative liabilities	48,090	46,560
Other deferred liabilities and other	58,565	50,269
Total Other Credits	552,599	553,013
Capitalization:
Common shareholders' equity	671,332	659,401
Long-term debt	393,146	395,256
Total Capitalization	1,064,478	1,054,657
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,693,228	$1,697,666

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc.

Consolidated Statements of Common Equity (unaudited)

(In thousands, except per-share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total
2014
Beginning balance - December 31, 2013	34,668	$34,668	$316,268	$266,197	$377	$617,510
Net income				41,804		41,804
Other comprehensive loss					(39)	(39)
Common stock dividends declared
($0.543 per share)				(18,840)		(18,840)
Cash in lieu of fractional shares related
to stock split				(80)		(80)
Ending balance - June 30, 2014	34,668	$34,668	$316,268	$289,081	$338	$640,355

2015
Beginning balance - December 31, 2014	34,668	$34,668	$316,268	$308,007	$458	$659,401
Cumulative effect of new accounting
principle (see Footnote 4)				(142)		(142)
Beginning balance - Adjusted				307,865		659,259
Net income				31,757		31,757
Other comprehensive loss					(95)	(95)
Common stock dividends declared
($0.565 per share)				(19,589)		(19,589)
Ending balance - June 30, 2015	34,668	$34,668	$316,268	$320,033	$363	$671,332

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Revenues:
Regulated electric revenues	$99,486	$96,702	$197,731	$195,560
Regulated gas revenues	20,671	31,223	90,604	141,941
Nonregulated revenues	1,976	850	3,942	1,530
Total Operating Revenues	122,133	128,775	292,277	339,031

Operating Expenses:
Fuel for electric generation	12,679	11,868	24,573	26,002
Purchased power	21,268	18,925	44,136	37,483
Cost of gas sold	6,654	18,137	53,577	96,650
Other operations and maintenance	41,236	39,967	81,708	80,284
Depreciation and amortization	10,984	10,058	21,821	19,792
Other general taxes	4,990	5,128	10,074	9,989
Income tax provision	7,041	7,918	16,817	22,842
Total Operating Expenses	104,852	112,001	252,706	293,042
Operating Income	17,281	16,774	39,571	45,989

Other Income and Deductions:
AFUDC - equity funds	167	1,101	295	3,051
Equity in earnings in ATC	2,289	2,402	4,170	4,883
Income tax provision	(978)	(1,142)	(1,786)	(2,406)
Other income, net	(176)	(82)	(215)	(240)
Total Other Income and Deductions	1,302	2,279	2,464	5,288
Income before interest expense	18,583	19,053	42,035	51,277

Interest Expense:
Interest on long-term debt	5,136	5,240	10,287	10,489
Other interest, net	(17)	33	15	8
AFUDC - borrowed funds	(54)	(363)	(96)	(1,006)
Net Interest Expense	5,065	4,910	10,206	9,491
Net Income	$13,518	$14,143	$31,829	$41,786
Less: Net Income Attributable to Noncontrolling
Interest, net of tax	(6,626)	(6,621)	(13,179)	(13,131)
Net Income Attributable to MGE	$6,892	$7,522	$18,650	$28,655

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Comprehensive Income (unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net Income	$13,518	$14,143	$31,829	$41,786
Other comprehensive income, net of tax:
Unrealized loss on available-for-sale
securities, net of tax ($18 and $77, and $73 and
$66, respectively)	(27)	(116)	(109)	(98)
Comprehensive Income	$13,491	$14,027	$31,720	$41,688
Less: Comprehensive Income Attributable to
Noncontrolling Interest, net of tax	(6,626)	(6,621)	(13,179)	(13,131)
Comprehensive Income Attributable to MGE	$6,865	$7,406	$18,541	$28,557

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Cash Flows (unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating Activities:
Net income	$31,829	$41,786
Items not affecting cash:
Depreciation and amortization	21,821	19,792
Deferred income taxes	3,909	14,566
Provision for doubtful receivables	85	984
Employee benefit plan expenses	1,660	(555)
Equity earnings in ATC	(4,170)	(4,883)
Other items	(524)	(812)
Changes in working capital items:
Decrease in current assets	35,282	17,169
Decrease in current liabilities	(12,369)	(3,536)
Dividend income from ATC	2,891	3,835
Cash contributions to pension and other postretirement plans	(11,626)	(1,633)
Other noncurrent items, net	10,204	(321)
Cash Provided by Operating Activities	78,992	86,392

Investing Activities:
Capital expenditures	(33,211)	(42,272)
Capital contributions to investments	(355)	(1,065)
Other	(62)	(1,014)
Cash Used for Investing Activities	(33,628)	(44,351)

Financing Activities:
Cash dividends paid to parent by MGE	(10,000)	(16,750)
Distributions to parent from noncontrolling interest	(10,084)	(12,838)
Equity contribution received by noncontrolling interest	2,875	1,065
Repayment of long-term debt	(2,080)	(2,042)
Repayment of short-term debt	(7,000)	-
Other	(314)	-
Cash Used for Financing Activities	(26,603)	(30,565)

Change in cash and cash equivalents	18,761	11,476
Cash and cash equivalents at beginning of period	4,562	14,808
Cash and Cash Equivalents at End of Period	$23,323	$26,284

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Balance Sheets (unaudited)

(In thousands)

	June 30,	December 31,
ASSETS	2015	2014
Current Assets:
Cash and cash equivalents	$23,323	$4,562
Accounts receivable, less reserves of $3,806 and $4,329, respectively	34,599	41,614
Affiliate receivables	583	7,112
Other accounts receivable, less reserves of $557 and $420, respectively	5,980	7,524
Unbilled revenues	23,159	31,262
Materials and supplies, at average cost	19,696	17,121
Fossil fuel	15,446	8,098
Stored natural gas, at average cost	12,712	21,035
Prepaid taxes	25,638	39,103
Regulatory assets - current	7,850	8,360
Deferred income taxes - current	-	1,271
Other current assets	10,887	10,683
Total Current Assets	179,873	197,745
Affiliate receivable long-term	5,031	5,295
Regulatory assets	156,139	156,823
Other deferred assets and other	7,599	4,977
Property, Plant, and Equipment:
Property, plant, and equipment, net	1,193,262	1,188,351
Construction work in progress	29,204	19,029
Total Property, Plant, and Equipment	1,222,466	1,207,380
Investments	69,846	68,402
Total Assets	$1,640,954	$1,640,622

LIABILITIES AND CAPITALIZATION
Current Liabilities:
Long-term debt due within one year	$4,224	$4,182
Short-term debt	-	7,000
Accounts payable	34,542	41,654
Accrued interest and taxes	4,860	5,039
Accrued payroll related items	8,733	11,241
Deferred income taxes	1,151	-
Regulatory liabilities - current	6,282	-
Derivative liabilities	7,863	6,901
Other current liabilities	8,531	11,350
Total Current Liabilities	76,186	87,367
Other Credits:
Deferred income taxes	336,336	334,773
Investment tax credit - deferred	1,136	1,223
Regulatory liabilities	21,542	22,715
Accrued pension and other postretirement benefits	79,324	90,201
Derivative liabilities	48,090	46,560
Other deferred liabilities and other	58,565	50,267
Total Other Credits	544,993	545,739
Capitalization:
Common shareholder's equity	494,970	486,571
Noncontrolling interest	131,659	125,689
Total Equity	626,629	612,260
Long-term debt	393,146	395,256
Total Capitalization	1,019,775	1,007,516
Commitments and contingencies (see Footnote 8)	-	-
Total Liabilities and Capitalization	$1,640,954	$1,640,622

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

Madison Gas and Electric Company

Consolidated Statements of Common Equity (unaudited)

(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling
	Shares	Value	Capital	Earnings	Income	Interest	Total
2014
Beginning balance - Dec. 31, 2013	17,348	$17,348	$192,417	$247,534	$192	$118,963	$576,454
Net income				28,655		13,131	41,786
Other comprehensive loss					(98)		(98)
Cash dividends paid to parent
by MGE				(16,750)			(16,750)
Equity contribution received by
noncontrolling interest						1,065	1,065
Distributions to parent from
noncontrolling interest						(12,838)	(12,838)
Ending balance - June 30, 2014	17,348	$17,348	$192,417	$259,439	$94	$120,321	$589,619

2015
Beginning balance - Dec. 31, 2014	17,348	$17,348	$192,417	$276,662	$144	$125,689	$612,260
Cumulative effect of new accounting
principle (see Footnote 4)				(142)			(142)
Beginning balance - Adjusted				276,520			612,118
Net income				18,650		13,179	31,829
Other comprehensive loss					(109)		(109)
Cash dividends paid to parent
by MGE				(10,000)			(10,000)
Equity contribution received by
noncontrolling interest						2,875	2,875
Distributions to parent from
noncontrolling interest						(10,084)	(10,084)
Ending balance - June 30, 2015	17,348	$17,348	$192,417	$285,170	$35	$131,659	$626,629

The accompanying notes are an integral part of the above unaudited consolidated financial statements.

MGE Energy, Inc., and Madison Gas and Electric Company

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

1.

Basis of Presentation - MGE Energy and MGE.

This report is a combined report of MGE Energy and MGE. References in this report to "MGE Energy" are to MGE Energy, Inc. and its subsidiaries. References in this report to "MGE" are to Madison Gas and Electric Company.

MGE Power Elm Road and MGE Power West Campus own electric generating assets and lease those assets to MGE. Both entities are variable interest entities under applicable authoritative guidance. MGE is considered the primary beneficiary of these entities as a result of contractual agreements. As a result, MGE has consolidated MGE Power Elm Road and MGE Power West Campus. See Footnote 2 of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2014 Annual Report on Form 10-K.

The accompanying consolidated financial statements as of June 30, 2015, and for the three and six months ended, are unaudited, but include all adjustments that MGE Energy and MGE management consider necessary for a fair statement of their respective financial statements. All adjustments are of a normal, recurring nature except as otherwise disclosed. The year-end consolidated balance sheet information was derived from the audited balance sheet appearing in MGE Energy's and MGE's 2014 Annual Report on Form 10-K, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These notes should be read in conjunction with the financial statements and the notes on pages 52 through 101 of the 2014 Annual Report on Form 10-K.

2.

Equity and Financing Arrangements.

a.

Common Stock - MGE Energy.

MGE Energy sells shares of its common stock through its Stock Plan. Those shares may be newly issued shares or shares that MGE Energy has purchased in the open market for resale to participants in the Stock Plan. All sales under the stock plan are covered by a shelf registration statement that MGE Energy filed with the SEC. For both the six months ended June 30, 2015 and 2014, MGE Energy did not issue any new shares of common stock under the Stock Plan.

b.

Dilutive Shares Calculation - MGE Energy.

MGE Energy does not hold any dilutive securities.

c.

Credit Facilities - MGE Energy and MGE.

On June 1, 2015, MGE Energy and MGE entered into new revolving credit agreements, and terminated its existing revolving credit agreements.

MGE Energy entered into a Credit Agreement with an aggregate commitment of $50 million (MGE Energy Credit Agreement) with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. Also, MGE entered into two revolving credit agreements: a Credit Agreement with an aggregate commitment of $60 million (MGE JPM Credit Agreement) with various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, and a Credit Agreement with an aggregate commitment of $40 million (MGE USB Credit Agreement) with various financial institutions, as lenders, and U.S. Bank National Association, as administrative agent. The MGE Energy Credit Agreement, the MGE JPM Credit Agreement, and the MGE USB Credit Agreement are collectively referred to as the Credit Agreements. As of June 30, 2015, neither MGE Energy nor MGE had any borrowings outstanding under the Credit Agreements, and MGE had no commercial paper outstanding.

The Credit Agreements have a term expiring on June 1, 2020, subject, in the case of MGE, to obtaining necessary regulatory approvals. Borrowings under the Credit Agreements may bear interest at a rate based upon either a "floating rate" or a "Eurodollar Rate" adjusted for statutory reserve requirements, plus an adder based upon the credit ratings assigned to MGE's senior unsecured long-term debt securities. The "floating rate" is calculated on a daily basis as the highest of a prime rate, a Federal Funds effective rate plus 0.5% per annum, or a Eurodollar Rate for a one-month interest period plus 1%. The "floating rate" adder ranges from zero to 0.125%. The "Eurodollar Rate" is calculated as provided in the Credit Agreements. The "Eurodollar Rate" adder ranges from 0.625% to 1.125%.

3.

Investment in ATC - MGE Energy and MGE.

ATC owns and operates electric transmission facilities primarily in Wisconsin. MGE received an interest in ATC when it, like other Wisconsin electric utilities, contributed its electric transmission facilities to ATC as required by Wisconsin law. That interest is presently held by MGE Transco, which is jointly owned by MGE Energy and MGE.

MGE Transco has accounted for its investment in ATC under the equity method of accounting. For the six months ended June 30, 2015 and 2014, MGE Transco recorded the following:

	Six Months Ended
	June 30,
(In thousands)	2015	2014
Equity in earnings from investment in ATC	$4,170	$4,883
Dividends received from ATC	2,891	3,835
Capital contributions to ATC	355	1,065

MGE Transco's investment in ATC as of June 30, 2015, and December 31, 2014, was $69.3 million and $67.7 million, respectively. On July 31, 2015, MGE Transco made a $0.2 million capital contribution to ATC.

At June 30, 2015, MGE is the majority owner, and MGE Energy, the holding company, is the minority owner of MGE Transco. MGE Energy's proportionate share of the equity and net income of MGE Transco is classified within the MGE financial statements as noncontrolling interest.

ATC's summarized financial data for the three and six months ended June 30, 2015 and 2014, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Operating revenues	$165,172	$159,990	$317,529	$323,327
Operating expenses	(80,326)	(74,405)	(160,277)	(153,028)
Other (expense) income, net	(81)	322	(19)	710
Interest expense, net	(24,172)	(22,242)	(48,655)	(44,238)
Earnings before members' income taxes	$60,593	$63,665	$108,578	$126,771

4.

Chattel Paper Agreements - MGE Energy and MGE.

MGE makes available to qualifying customers a financing program for the purchase and installation of energy-related equipment that will provide more efficient use of utility service at the customer's property. The energy-related equipment installed at the customer sites is used to secure the customer loans. MGE is a party to a chattel paper purchase agreement with a financial institution under which it can sell or finance an undivided interest with recourse, in up to $10.0 million of the financing program receivables, until July 31, 2016. The length of the MGE guarantee to the financial institution varies from one to ten years depending on the term of the underlying customer loan. The loan balances outstanding at June 30, 2015, approximate the fair value of the energy-related equipment acting as collateral. MGE accounts for these agreements as secured borrowings.

Prior to the Transfers and Servicing Asset authoritative guidance that became effective in 2015, these agreements were treated as off-balance sheet arrangements. Beginning January 1, 2015, these agreements are included as assets and liabilities in the consolidated balance sheet. As of June 30, 2015, assets (other accounts receivable and other deferred assets) and liabilities (accounts payable and other deferred liabilities) increased approximately $3.7 million as a cumulative result of the guidance. In addition, the cumulative effect of this guidance resulted in a $0.1 million reduction in retained earnings.

As of June 30, 2015, the remaining contractual maturities of the chattel paper agreements were as follows:

(In thousands)	2015	2016	2017	2018	Thereafter	Total
Repurchase-to-Maturity Transactions:
Loans	$220	$838	$433	$464	$1,759	$3,714

5.

Taxes - MGE Energy and MGE.

MGE Energy's effective income tax rates for the three and six months ended June 30, 2015, were 37.3% and 36.9%, respectively, compared to 39.1% and 37.7% for the same periods in 2014. MGE's effective income tax rates for the three and six months ended June 30, 2015, were 37.2% and 36.9%, respectively, compared to 39.1% and 37.7% for the same periods in 2014. The decrease in the effective tax rates is due in part to a higher domestic manufacturing deduction offset by lower AFUDC equity earnings in 2015.

6.

Pension and Other Postretirement Plans - MGE Energy and MGE.

MGE maintains qualified and nonqualified pension plans, health care, and life insurance benefits. Additionally, MGE has defined contribution 401(k) benefit plans.

The following table presents the components of MGE Energy's and MGE's net periodic benefit costs recognized for the three and six months ended June 30, 2015 and 2014. A portion of the net periodic benefit cost is capitalized within the consolidated balance sheets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Pension Benefits
Components of net periodic (benefit) cost:
Service cost	$2,039	$1,589	$3,837	$3,073
Interest cost	3,902	3,483	7,342	6,735
Expected return on assets	(6,438)	(5,656)	(12,115)	(10,935)
Amortization of:
Prior service cost	6	53	12	102
Actuarial loss	1,513	186	2,847	358
Net periodic (benefit) cost	$1,022	$(345)	$1,923	$(667)

Postretirement Benefits
Components of net periodic (benefit) cost:
Service cost	$3	$152	$386	$482
Interest cost	6	356	784	1,127
Expected return on assets	(5)	(301)	(708)	(955)
Amortization of:
Transition obligation	-	-	1	1
Prior service benefit	(5)	(307)	(672)	(974)
Actuarial loss	2	17	264	57
Net periodic (benefit) cost	$1	$(83)	$55	$(262)

7.

Share-Based Compensation - MGE Energy and MGE.

Under MGE Energy's Performance Unit Plan, eligible employees may receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend equivalent payments thereon, at the end of the set performance period.

On February 20, 2015, 18,948 units were granted based on the MGE Energy closing stock price as of that date. Units are subject to a five-year graded vesting schedule. On the grant date, MGE Energy and MGE measure the cost of the employee services received in exchange for a performance unit award based on the current market value of MGE Energy common stock. The fair value of the awards has been subsequently re-measured at June 30, 2015, as required by applicable accounting standards. Changes in fair value have been recognized as compensation cost. Since this amount is re-measured quarterly throughout the vesting period, the compensation cost is subject to variability.

For nonretirement eligible employees, stock based compensation costs are accrued and recognized using the graded vesting method. Compensation cost for retirement eligible employees or employees that will become retirement eligible during the vesting schedule are recognized on an abridged horizon.

In December 2013, a Director Incentive Plan was approved for the non-employee members of the Board of Directors. This plan is similar to MGE Energy's Performance Unit Plan for eligible employees described above. Under the plan, a non-employee director can receive performance units that entitle the holder to receive a cash payment equal to the value of a designated number of shares of MGE Energy's common stock, plus dividend payments, at the end of the set performance period. The units are subject to a three-year graded vesting schedule. In January 2015, 3,794 units were granted. For accounting purposes, the awards will be measured similarly to the employee unit awards.

During the six months ended June 30, 2015 and 2014, MGE recorded less than $0.1 million and $1.1 million, respectively, in compensation expense as a result of awards under the plans. In January 2015, cash payments of $1.3 million were distributed relating to awards that were granted in 2010. During the six months ended June 30, 2015, MGE recorded a $0.2 million gain on 4,676 units forfeited. No forfeitures occurred during the six months ended June 30, 2014. At June 30, 2015, $5.3 million of outstanding awards are vested, and of this amount no cash settlements have occurred.

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

EPA's Proposed Effluent Limitations Guidelines (ELG) and Standards for Steam Electric Power Generating Point Source Category

The EPA published a proposed rule in June 2013 that would amend the current ELG rule and lower the existing permissible water discharge of metals and other pollutants in wastewater from new and existing steam electric generation plants. The proposed rule mostly covers certain air pollution control systems and ash handling systems at coal-burning power plants with units greater than 50 megawatt (MW) generation capacity. The EPA is under a consent decree to finalize the rule by September 2015. Once finalized, the rule will apply to Wisconsin-based power plants as they renew their WPDES permits beginning in July 2017.

Based on our current evaluation of the proposed rule and its alternatives, our Elm Road Units and Columbia plant may need to add treatment systems or additional equipment, and those capital additions may be significant. However, MGE cannot estimate those costs with any certainty until we are able to evaluate the final version of this rule. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

EPA Cooling Water Intake Rules (Section 316(b))

Section 316(b) of the Clean Water Act (CWA) requires that the cooling water intake structures at electric power plants meet best available technology standards so that mortality from entrainment (drawing aquatic life into a plant's cooling system) and impingement (trapping aquatic life on screens) are reduced. The EPA finalized its 316(b) rule for existing facilities in 2014. Section 316(b) requirements are implemented in Wisconsin through modifications to plants' WPDES permits, which govern plant water discharges. WDNR is currently developing rules to implement the EPA 316(b) rule.

Our WCCF facility already employs a system that meets the 316(b) rule. Our Blount plant has conducted studies showing that it will likely be in compliance with this rule. The operator of our Columbia plant plans to conduct an intake study to demonstrate compliance with this rule and/or identify design criteria needed to meet the new rule requirements prior to Columbia's 2017 permit renewal. The exact requirements at Blount and Columbia, however, will not be known until the WDNR finalizes its rule, approves the plant operators' approach, and those sites' permits are modified to account for this rule. Nonetheless, MGE expects that the 316(b) rule will not have material effects on its existing plants.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111d Rule

On August 3, 2015, the EPA finalized its Clean Power Plan rule setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. When fully implemented in 2030, the Clean Power Plan is projected to reduce GHG emissions from this sector by 32 percent below 2005 levels. States are given up to three years to submit a plan to meet the reduction goals and are expected to meet interim goals starting in 2022 and the final goal in 2030. Implementation of the rule is expected to have a direct impact on coal-based generating units, including possible changes in dispatch and additional operating costs.

MGE is currently evaluating the rule and its requirements; however, compliance with the rule's requirements, including the yet-to-be-developed state implementation plan, will have a material impact on MGE.

National Ambient Air Quality Standards (NAAQS)

The EPA's NAAQS regulations have been developed to set ambient levels of six pollutants to protect sensitive populations (primary NAAQS) and the environment (secondary NAAQS) from the negative effects of exposure to these pollutants at higher levels. MGE is following developments for several NAAQS, including for particulate matter, nitrogen dioxide, sulfur dioxide, and ozone. Further discussion on sulfur dioxide and ozone NAAQS follows. For additional information on the NAAQS process, see Footnote 18.d. of Notes to Consolidated Financial Statements under Item 8, Financial Statements and Supplementary Data, of MGE Energy's and MGE's 2014 Annual Report on Form 10-K.

Sulfur Dioxide (SO2) NAAQS

The EPA's new 1-hour SO2 NAAQS has been in place since 2010 and initial attainment/nonattainment designations by states were due in 2013. However, the EPA was sued by environmental groups for not making these designations in a timely and proper manner. In March 2015, the EPA entered into a court-approved consent decree requiring 1-hour SO2 attainment/nonattainment area designations to be completed in three phases extending out until 2020. States must submit their first designation proposals in September 2015 encompassing those areas that contain large stationary sources of SO2 (sources that emit over a threshold mass of SO2, and/or over a threshold emissions rate). The EPA must make final designation determinations for these areas by July 2016.

In March 2015, MGE's Columbia plant was identified in the Federal Register as meeting the criteria of a large stationary source of SO2 (based on 2012 data). As such, the State of Wisconsin must submit an attainment/nonattainment area designation for Columbia County (the county in which the Columbia plant is located). Since the 2012 data was collected, Columbia has installed pollution control equipment that has lowered its total SO2 emissions and its SO2 emissions rate. However, we will not know with any certainty if Columbia County will be determined to be in attainment until the State of Wisconsin completes its attainment/nonattainment demonstration. The outcome of this designation may have an adverse effect on the operation of the Columbia plant. MGE will monitor and participate in developments with the Columbia County designation process. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Ozone NAAQS

MGE is monitoring developments in the EPA's revision of the Ozone NAAQS rule. In November 2014, the EPA published proposed regulations to lower the Ozone NAAQS to between 65 to 70 parts per billion (ppb). In this proposed rule, the EPA has stated they are also considering leaving the standard at its current level of 75 ppb, or lowering it further to 60 ppb. The EPA sought comments on all of these options. In addition, the EPA is proposing a secondary ozone standard that would use a new index to measure ecosystem and vegetation effects. It is not clear how this secondary standard would affect sources. Milwaukee County (where our Elm Road Units are located) and Dane and Columbia Counties (where several of our facilities are located) may not meet the Ozone NAAQS if it is lowered to 70 ppb or below. The EPA plans to have a final Ozone NAAQS rule completed by the end of 2015. MGE will continue to monitor rule developments and subsequent state actions and implementation plans.

EPA's Cross-State Air Pollution Rule

In July 2011, the EPA finalized its Cross-State Air Pollution Rule (CSAPR) as a court-ordered replacement for its Clean Air Interstate Rule (CAIR) that had been remanded in 2008. CSAPR is an interstate air pollution transport rule designed to reduce ozone and fine particulate matter (PM2.5) air levels in areas that the EPA has determined are being affected by pollution from neighboring and upwind states.

CSAPR has been the subject of extensive litigation. Although many aspects of CSAPR have been upheld on appeal, the litigation has delayed implementation and created uncertainty. In late 2014, the EPA tolled CSAPR's original compliance deadlines by three years and MGE's affected facilities must now meet their Phase I reduction obligations in 2015 and Phase II in 2017. However, the ongoing litigation leaves unresolved several residual issues that may affect whether, when, and how MGE's facilities will need to comply with CSAPR. Regardless, MGE expects to be able to meet CSAPR requirements at all of our applicable facilities by applying reductions achieved from recent pollution control installations and early reduction efforts. We will continue to monitor developments.

Clean Air Visibility Rule (CAVR)

Columbia may be subject to the best available retrofit technology (BART) regulations, a subsection of the EPA's Clean Air Visibility Rule (CAVR), which may require pollution control retrofits. Columbia's pollution control upgrades and the EPA's stance that compliance with the CSAPR equals compliance with BART should mean that Columbia will not need to do additional work to meet BART requirements. At this time, however, the BART regulatory obligations, compliance strategies, and costs remain uncertain due to the legal uncertainty surrounding CSAPR.

EPA's Coal Combustion Residuals Rule

In December 2014, the EPA finalized its Disposal of Coal Combustion Residuals from Electric Utilities rule. The rule becomes effective on October 19, 2015. The rule provides that coal ash will be regulated as a solid waste and defines what ash use activities would be considered beneficial use of coal ash. The rule also regulates landfills, ash ponds, and other surface impoundments for coal combustion residuals (CCRS or coal ash) by regulating their design, location, monitoring, and operation. Landfills and impoundments that cannot meet design criteria will need to formally close within defined timeframes.

The Columbia and Elm Road Units co-owners and plant operators are evaluating the final rule to determine what changes may be necessary at those facilities and the associated timeframes. We anticipate that some design and operational changes may need to be made at these facilities. Preliminary review for our Elm Road facility has indicated that the costs may not be significant. We are still evaluating the rule's full effects at Columbia, however, Columbia's operator has begun to develop preliminary schedules and assign cost estimates with its ash operations under this rule. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Columbia

Based upon current available information, compliance with various environmental requirements and initiatives is expected to result in significant additional operating and capital expenditures at Columbia as noted below.

Columbia Clean Air Act Litigation

Columbia is a coal-fired generating station operated by WPL in which WPL, WPSC, and MGE have ownership interests. In December 2009, the EPA sent a Notice of Violation (NOV) to MGE as one of the co-owners of Columbia. The NOV alleged that WPL and the Columbia co-owners failed to comply with appropriate pre-construction review and permitting requirements and, as a result, violated the Prevention of Significant Deterioration program requirements, Title V Operating Permit requirements of the CAA, and the Wisconsin SIP. In April 2013, the EPA filed a lawsuit against the co-owners of Columbia asserting similar allegations. In September 2010 and April 2013, the Sierra Club filed civil lawsuits against WPL alleging violations of the CAA at Columbia and other Wisconsin facilities operated by WPL. In June 2013, the court approved and entered a consent decree entered by the EPA, Sierra Club, and the co-owners of Columbia to resolve these claims, while admitting no liability. One of the requirements of the consent decree requires installation of a SCR system at Columbia Unit 2 by December 31, 2018. Installation of the SCR has been approved by the PSCW. MGE's share of the projected cost for the SCR system is approximately $30-$40 million. In addition, the consent decree establishes emission rate limits for SO2, NOx, and particulate matter and annual plant-wide emission caps for SO2 and NOx. MGE intends to seek recovery in future rates of the costs associated with its compliance with the terms of the final consent decree and currently expects to recover any material compliance costs.

b.

Legal Matters.

MGE is involved in various legal matters that are being defended and handled in the normal course of business. MGE maintains accruals for such costs that are probable of being incurred and subject to reasonable estimation. The accrued amount for these matters is not material to the financial statements.

c.

Purchase Contracts.

MGE Energy and MGE have entered into various commodity supply, transportation, and storage contracts to meet their obligations to deliver electricity and natural gas to customers. As of June 30, 2015, the future commitments related to these purchase contracts were as follows:

(In thousands)	2015	2016	2017	2018	2019
Natural gas supply(a)	$10,303	$12,307	$-	$-	$-

(a)

These commitments include market-based pricing. Management expects to recover these costs in future customer rates.

d.

Asset Retirement Obligation.

MGE Energy and MGE are required to record a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated. The offsetting associated asset retirement costs are capitalized as a long-lived asset and depreciated over the asset's useful life. As of June 30, 2015, MGE recorded an obligation of $2.2 million for the fair value of its legal liability for asset retirement obligations (AROs) associated with the effect of the final Coal Combustion Residual Rule at Columbia. MGE has regulatory treatment and recognizes regulatory assets or liabilities for the timing differences between when we recover legal AROs in rates and when we would recognize these costs.

9.

Derivative and Hedging Instruments - MGE Energy and MGE.

a.

Purpose.

As part of its regular operations, MGE enters into contracts, including options, swaps, futures, forwards, and other contractual commitments, to manage its exposure to commodity prices. To the extent that these contracts are derivatives, MGE assesses whether or not the normal purchases or normal sales exclusion applies. For contracts to which this exclusion cannot be applied, MGE Energy and MGE recognize such derivatives in the consolidated balance sheets at fair value. MGE's commodity derivative activities are conducted in accordance with its electric and gas risk management program, which is approved by the PSCW and limits the volume MGE can hedge with specific risk management strategies. The maximum length of time over which cash flows related to energy commodities can be hedged is four years. If the derivative qualifies for regulatory deferral, the derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. The deferred gain or loss is recognized in earnings in the delivery month applicable to the instrument. Gains and losses related to hedges qualifying for regulatory treatment are recoverable in gas rates through the PGA or in electric rates as a component of the fuel rules mechanism.

b.

Notional Amounts.

The gross notional volume of open derivatives is as follows:

	June 30, 2015	December 31, 2014
Commodity derivative contracts	374,820 MWh	448,000 MWh
Commodity derivative contracts	4,049,260 Dth	4,405,000 Dth
FTRs	5,409 MW	1,854 MW

c.

Financial Statement Presentation.

MGE purchases and sells exchange-traded and over-the-counter options, swaps, and future contracts. These arrangements are primarily entered into to help stabilize the price risk associated with gas or power purchases. These transactions are employed by both MGE's gas and electric segments. Additionally, as a result of the firm transmission agreements that MGE holds on electricity transmission paths in the MISO market, MGE holds FTRs. An FTR is a financial instrument that entitles the holder to a stream of revenues or charges based on the differences in hourly day-ahead energy prices between two points on the transmission grid. The fair values of these instruments are offset with a corresponding regulatory asset/liability depending on whether they are in a net loss/gain position. Depending on the nature of the instrument, the gain or loss associated with these transactions will be reflected as cost of gas sold, fuel for electric generation, or purchased power expense in the delivery month applicable to the instrument. At June 30, 2015, and December 31, 2014, the cost basis of exchange traded derivatives and FTRs exceeded their fair value by $0.1 million and $1.6 million, respectively.

MGE is a party to a purchased power agreement that provides MGE with firm capacity and energy during a base term from June 1, 2012, through May 31, 2022. The agreement also allows MGE an option to extend the contract after the base term. The agreement is accounted for as a derivative contract and is recognized at its fair value on the consolidated balance sheets. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2015, and December 31, 2014, reflects a loss position of $56.0 million and $53.4 million, respectively. The actual cost will be recognized in purchased power expense in the month of purchase and collected in rates.

The following table summarizes the fair value of the derivative instruments on the consolidated balance sheets. All derivative instruments in this table are presented on a gross basis and are calculated prior to the netting of instruments with the same counterparty under a master netting agreement as well as the netting of collateral. For financial statement purposes, MGE Energy and MGE have netted instruments with the same counterparty under a master netting agreement as well as the netting of collateral. At June 30, 2015, MGE Energy and MGE had the right to reclaim collateral (a receivable) of $0.9 million.

	Asset Derivatives		Liability Derivatives
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
June 30, 2015
Commodity derivative contracts	Other current assets	$522	Derivative liability (current)	$1,325
Commodity derivative contracts	Other deferred charges	3	Derivative liability (long-term)	111
FTRs	Other current assets	813	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	7,860
PPA	N/A	N/A	Derivative liability (long-term)	48,090

December 31, 2014
Commodity derivative contracts	Other current assets	$130	Derivative liability (current)	$2,262
Commodity derivative contracts	Other deferred charges	93	Derivative liability (long-term)	171
FTRs	Other current assets	642	Derivative liability (current)	-
PPA	N/A	N/A	Derivative liability (current)	6,870
PPA	N/A	N/A	Derivative liability (long-term)	46,560

The following tables show the effect of netting arrangements for recognized derivative assets and liabilities that are subject to a master netting arrangement or similar arrangement on the consolidated balance sheets.

Offsetting of Derivative Assets
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
June 30, 2015
Commodity derivative contracts	$525	$(525)	$-	$-
FTRs	813	-	-	813

December 31, 2014
Commodity derivative contracts	$223	$(223)	$-	$-
FTRs	642	-	-	642

Offsetting of Derivative Liabilities
(In thousands)	Gross amounts	Gross amounts offset in balance sheet	Collateral posted against derivative positions	Net amount presented in balance sheet
June 30, 2015
Commodity derivative contracts	$1,436	$(525)	$(908)	$3
PPA	55,950	-	-	55,950

December 31, 2014
Commodity derivative contracts	$2,433	$(223)	$(2,179)	$31
PPA	53,430	-	-	53,430

The following tables summarize the unrealized and realized gains (losses) related to the derivative instruments on the consolidated balance sheets at June 30, 2015 and 2014, and the consolidated income statements for the three and six months ended June 30, 2015 and 2014.

	2015		2014
(In thousands)	Current and long-term regulatory asset	Other current assets	Current and long-term regulatory asset	Other current assets
Three Months Ended June 30:
Balance at April 1,	$53,966	$268	$58,213	$351
Unrealized loss (gain)	3,160	-	(9,817)	-
Realized (loss) gain reclassified to a deferred
account	(231)	231	(101)	101
Realized (loss) gain reclassified to income
statement	(847)	(44)	559	224
Balance at June 30,	$56,048	$455	$48,854	$676

Six Months Ended June 30:
Balance at January 1,	$54,998	$1,001	$63,893	$411
Unrealized loss (gain)	4,478	-	(23,418)	-
Realized (loss) gain reclassified to a deferred
account	(1,292)	1,292	1,434	(1,434)
Realized (loss) gain reclassified to income
statement	(2,136)	(1,838)	6,945	1,699
Balance at June 30,	$56,048	$455	$48,854	$676

	Realized losses (gains)
	2015		2014
(In thousands)	Fuel for electric generation/ purchased power	Cost of gas sold	Fuel for electric generation/ purchased power	Cost of gas sold
Three Months Ended June 30:
Commodity derivative contracts	$578	$(2)	$(1,061)	$(128)
FTRs	(255)	-	(196)	-
PPA	570	-	602	-

Six Months Ended June 30:
Commodity derivative contracts	$998	$1,759	$(5,856)	$(1,349)
FTRs	(374)	-	(832)	-
PPA	1,591	-	(607)	-

MGE's commodity derivative contracts, FTRs, and PPA are subject to regulatory deferral. These derivatives are marked to fair value and are offset with a corresponding regulatory asset or liability. Realized gains and losses are deferred on the consolidated balance sheets and are recognized in earnings in the delivery month applicable to the instrument. As a result of the above described treatment, there are no unrealized gains or losses that flow through earnings.

The PPA has a provision that may require MGE to post collateral if MGE's debt rating falls below investment grade (i.e., below BBB-). The amount of collateral that it may be required to post varies from $20.0 million to $40.0 million, depending on MGE's nominated capacity amount. As of June 30, 2015, no collateral is required to be, or has been, posted. Certain counterparties extend MGE a credit limit. If MGE exceeds these limits, the counterparties may require collateral to be posted. As of June 30, 2015, and December 31, 2014, certain counterparties were in a net liability of less than $0.1 million.

Nonperformance of counterparties to the non-exchange traded derivatives could expose MGE to credit loss. However, MGE enters into transactions only with companies that meet or exceed strict credit guidelines, and it monitors these counterparties on an ongoing basis to mitigate nonperformance risk in its portfolio. As of June 30, 2015, no counterparties have defaulted.

10.

Rate Matters - MGE Energy and MGE.

a.

Rate Proceedings.

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This treatment would allow MGE to reflect any differential between costs reflected in rates and actual costs incurred in its next rate case filing.

Also in July 2015, MGE filed with the PSCW an application to implement a fuel credit associated with its fuel savings for 2015. The application proposes a mechanism for the return of the fuel savings to electric customers via a bill credit expected to be implemented from September 2015 to December 31, 2015. MGE has deferred $5.9 million of actual fuel savings through June 30, 2015. Approximately $2.7 million is expected to be returned to customers through December 31, 2015. The application further proposes the fuel credit to cover expected fuel savings for 2016 in the amount of approximately $5.0 million based on anticipated fuel costs. The actual fuel savings will depend upon the completion of the annual PSCW fuel cost audits for 2015 and 2016.

On December 23, 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million and to decrease gas rates by 2.0% or $3.8 million. The increase in retail electric rates cover costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and postretirement benefit costs. The authorized return on common stock equity is 10.2%.

The PSCW approved changes to customer rates and rate design for gas service. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs (PGA). The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather. A similar, but much smaller rate design shift was also approved for electric rates.

On July 26, 2013, the PSCW authorized MGE to freeze electric and natural gas rates at 2013 levels for 2014. The order authorized 100% AFUDC on the Columbia scrubber construction project and deferral of increased costs related to ATC and MISO network upgrade fees. As part of the rate freeze plan authorized by the PSCW, effective January 1, 2014, approximately $6.3 million associated with a 2012 fuel rule surplus credit was required to be refunded to customers and was amortized in 2014. The fuel credit accrued interest at MGE's weighted cost of capital. The authorized return on equity remained unchanged at 10.3%.

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

As of June 30, 2015, MGE has deferred $5.7 million (to be returned to customers in a future period) of 2015 electric fuel-related savings that are outside the range authorized by the PSCW. As part of the rate freeze plan authorized by the PSCW for 2014, $3.2 million of the approximately $6.3 million associated with the 2012 fuel rule credit was amortized against purchased power expense during the six months ended June 30, 2014.

c.

Purchased Gas Adjustment Clause.

MGE's natural gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective monthly adjustments to rates. At June 30, 2015, and December 31, 2014, MGE had over collected $4.0 million and $1.2 million, respectively, which was recorded in other current liabilities on the consolidated balance sheets.

11.

Fair Value of Financial Instruments - MGE Energy and MGE.

Fair value is defined as the price that would be received to sell an asset or would be paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The accounting standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability including assumptions about risk. The standard also establishes a three level fair value hierarchy based upon the observability of the assumptions used and requires the use of observable market data when available. The levels are:

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

Fair Value of Financial Assets and Liabilities Recorded at the Carrying Amount.

At June 30, 2015, and December 31, 2014, the carrying amount of cash, cash equivalents, and outstanding commercial paper approximates fair market value due to the short maturity of those investments and obligations. The estimated fair market value of MGE Energy's and MGE's long-term debt is based on quoted market prices for similar financial instruments at June 30, 2015, and December 31, 2014. Since long-term debt is not traded in an active market, it is classified as Level 2. The estimated fair market value of MGE Energy's and MGE's financial instruments are as follows:

	June 30, 2015		December 31, 2014
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
MGE Energy
Assets:
Cash and cash equivalents	$75,791	$75,791	$65,755	$65,755
Liabilities:
Short-term debt - commercial paper	-	-	7,000	7,000
Long-term debt*	397,610	443,180	399,690	457,420

MGE
Assets:
Cash and cash equivalents	$23,323	$23,323	$4,562	$4,562
Liabilities:
Short-term debt - commercial paper	-	-	7,000	7,000
Long-term debt*	397,610	443,180	399,690	457,420

*Includes long-term debt due within one year.

b.

Recurring Fair Value Measurements.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis for MGE Energy and MGE.

	Fair Value as of June 30, 2015
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net(a)	$959	$146	$-	$813
Exchange-traded investments	768	768	-	-
Total Assets	$1,727	$914	$-	$813
Liabilities:
Derivatives, net(a)	$57,007	$-	$-	$57,007
Deferred compensation	3,058	-	3,058	-
Total Liabilities	$60,065	$-	$3,058	$57,007

MGE
Assets:
Derivatives, net(a)	$959	$146	$-	$813
Exchange-traded investments	169	169	-	-
Total Assets	$1,128	$315	$-	$813
Liabilities:
Derivatives, net(a)	$57,007	$-	$-	$57,007
Deferred compensation	3,058	-	3,058	-
Total Liabilities	$60,065	$-	$3,058	$57,007

	Fair Value as of December 31, 2014
(In thousands)	Total	Level 1	Level 2	Level 3
MGE Energy
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	927	927	-	-
Total Assets	$1,569	$927	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

MGE
Assets:
Derivatives, net	$642	$-	$-	$642
Exchange-traded investments	350	350	-	-
Total Assets	$992	$350	$-	$642
Liabilities:
Derivatives, net(a)	$55,640	$1,012	$-	$54,628
Deferred compensation	2,832	-	2,832	-
Total Liabilities	$58,472	$1,012	$2,832	$54,628

(a) These amounts are shown gross and exclude $0.9 million and $2.2 million of collateral that was posted against derivative positions with counterparties as of June 30, 2015, and
December 31, 2014, respectively.

No transfers were made in or out of Level 1 or Level 2 for the six months ended June 30, 2015.

Investments include exchange-traded investment securities valued using quoted prices on active exchanges and are therefore classified as Level 1.

Derivatives include exchange-traded derivative contracts, over-the-counter transactions, a purchased power agreement, and FTRs. Most exchange-traded derivative contracts are valued based on unadjusted quoted prices in active markets and are therefore classified as Level 1. A small number of exchange-traded derivative contracts are valued using quoted market pricing in markets with insufficient volumes and are therefore classified as Level 3. Transactions done with an over-the-counter party are on inactive markets and are therefore considered unobservable and classified as Level 3. These transactions are valued based on quoted prices from markets with similar exchange traded transactions. FTRs are priced based upon monthly auction results for identical or similar instruments in a closed market with limited data available and are therefore classified as Level 3.

The purchased power agreement (see Footnote 9) was valued using an internally-developed pricing model and therefore is classified as Level 3. The model projects future market energy prices and compares those prices to the projected power costs to be incurred under the contract. Inputs to the model require significant management judgment and estimation. Future energy prices are based on a forward power pricing curve using exchange-traded contracts in the electric futures market, where such exchange-traded contracts exist, and upon calculations based on forward gas prices, where such exchange-traded contracts do not exist. A basis adjustment is applied to the market energy price to reflect the price differential between the market price delivery point and the counterparty delivery point. The historical relationship between the delivery points is reviewed and a discount (below 100%) or premium (above 100%) is derived. This comparison is done for both peak times when demand is high and off peak times when demand is low. If the basis adjustment is lowered, the fair value measurement will decrease and if the basis adjustment is increased, the fair value measurement will increase.

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

The following table presents the significant unobservable inputs used in the pricing model.

	Model Input
Significant Unobservable Inputs	June 30, 2015	December 31, 2014
Basis adjustment:
On peak	97.6%	98.1%
Off peak	95.4%	95.0%
Counterparty fuel mix:
Internal generation	60% - 75%	50% - 70%
Purchased power	40% - 25%	50% - 30%

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

The following table summarizes the changes in Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Beginning balance	$(53,866)	$(58,797)	$(53,986)	$(64,628)
Realized and unrealized gains (losses):
Included in regulatory liabilities (assets)	(2,327)	9,448	(2,208)	15,279
Included in other comprehensive income	-	-	-	-
Included in earnings	(883)	651	(2,211)	7,218
Included in current assets	-	(185)	-	(185)
Purchases	4,953	6,828	11,115	13,634
Sales	-	-	34	(60)
Issuances	-	-	-	-
Settlements	(4,071)	(7,294)	(8,938)	(20,607)
Transfers in and/or out of Level 3	-	-	-	-
Balance as of June 30,	$(56,194)	$(49,349)	$(56,194)	$(49,349)
Total gains (losses) included in earnings attributed to
the change in unrealized gains (losses) related to
assets and liabilities held at June 30,(b)	$-	$-	$-	$-

The following table presents total realized and unrealized gains (losses) included in income for Level 3 assets and liabilities measured at fair value on a recurring basis for both MGE Energy and MGE (b).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
Purchased Power Expense	$(885)	$651	$(2,213)	$7,218
Cost of Gas Sold Expense	2	-	2	-
Total	$(883)	$651	$(2,211)	$7,218

(b)

MGE's exchange-traded derivative contracts, over-the-counter party transactions, purchased power agreement, and FTRs are subject to regulatory deferral. These derivatives are therefore marked to fair value and are offset in the financial statements with a corresponding regulatory asset or liability.

12.

New Accounting Pronouncements - MGE Energy and MGE.

a.

Transfers and Servicing Assets.

In June 2014, the FASB issued authoritative guidance within the Codification's Transfers and Servicing topic that provides guidance on the accounting and disclosures for repurchase-to-maturity transactions, securities lending transactions, and repurchase financings. This authoritative guidance became effective January 1, 2015. The authoritative guidance changed the accounting for the Chattel Paper program and required additional disclosures. Prior to adoption of the standard, Chattel Paper was treated as an off-balance sheet arrangement. See Footnote 4 for additional information.

b.

Revenue from Contracts with Customers.

In May 2014, the FASB issued authoritative guidance within the Codification's Revenue Recognition topic that provides guidance on the recognition, measurement, and disclosure of revenue from contracts with customers. This authoritative guidance was scheduled to become effective January 1, 2017. In July 2015, the FASB deferred the effective date to January 1, 2018. MGE Energy and MGE are currently assessing the impact this pronouncement will have on their financial statements.

c.

Consolidations.

In February 2015, the FASB issued authoritative guidance within the Codification's Consolidation topic that provides guidance on the evaluation of certain legal entities for consolidation purposes. This authoritative guidance will become effective January 1, 2016. The impact of this guidance on our financial statements is not expected to be material.

d.

Debt Issuance Costs.

In April 2015, the FASB issued authoritative guidance within the Codification's Interest topic that provides guidance on the presentation of debt issuance costs in financial statements. This authoritative guidance will become effective January 1, 2016. The authoritative guidance changes the presentation of debt issuance costs on the balance sheet from an asset to a direct deduction from the related debt liability. The impact of this guidance on our financial statements is not expected to be material.

e.

Cloud Computing Arrangements.

In April 2015, the FASB issued authoritative guidance within the Codification's Software topic that provides guidance on the accounting treatment of cloud computer arrangements. This authoritative guidance will become effective January 1, 2016. The authoritative guidance provides criteria for determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. The impact of this guidance on our financial statements is not expected to be material.

28

13.

Segment Information - MGE Energy and MGE.

MGE Energy operates in the following business segments: electric utility, gas utility, nonregulated energy, transmission investment, and all other. See MGE Energy's and MGE's 2014 Annual Report on Form 10-K for additional discussion of each of these segments. The following tables show segment information for MGE Energy's operations for the indicated periods:

(In thousands) MGE Energy	Electric	Gas	Non- Regulated Energy	Transmission Investment	All Others	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues	$99,481	$20,669	$1,976	$-	$-	$-	$122,126
Interdepartmental revenues	122	2,291	9,853	-	-	(12,266)	-
Total operating revenues	99,603	22,960	11,829	-	-	(12,266)	122,126
Depreciation and amortization	(7,456)	(1,662)	(1,866)	-	(11)	-	(10,995)
Other operating expenses	(79,961)	(19,089)	(36)	-	(262)	12,266	(87,082)
Operating income (loss)	12,186	2,209	9,927	-	(273)	-	24,049
Other (deductions) income, net	16	(25)	-	2,290	165	-	2,446
Interest (expense) income, net	(2,768)	(790)	(1,507)	-	57	-	(5,008)
Income (loss) before taxes	9,434	1,394	8,420	2,290	(51)	-	21,487
Income tax (provision) benefit	(3,164)	(557)	(3,380)	(919)	12	-	(8,008)
Net income (loss)	$6,270	$837	$5,040	$1,371	$(39)	$-	$13,479

Three Months Ended June 30, 2014
Operating revenues	$96,697	$31,218	$850	$-	$-	$-	$128,765
Interdepartmental revenues	127	1,892	10,673	-	-	(12,692)	-
Total operating revenues	96,824	33,110	11,523	-	-	(12,692)	128,765
Depreciation and amortization	(6,641)	(1,562)	(1,855)	-	(11)	-	(10,069)
Other operating expenses	(76,812)	(29,865)	(30)	-	(240)	12,692	(94,255)
Operating income (loss)	13,371	1,683	9,638	-	(251)	-	24,441
Other (deductions) income, net	1,036	(17)	-	2,402	127	-	3,548
Interest (expense) income, net	(2,534)	(817)	(1,559)	-	42	-	(4,868)
Income (loss) before taxes	11,873	849	8,079	2,402	(82)	-	23,121
Income tax (provision) benefit	(4,491)	(364)	(3,242)	(963)	26	-	(9,034)
Net income (loss)	$7,382	$485	$4,837	$1,439	$(56)	$-	$14,087

Six Months Ended June 30, 2015
Operating revenues	$197,721	$90,597	$3,942	$-	$-	$-	$292,260
Interdepartmental revenues	237	5,016	19,700	-	-	(24,953)	-
Total operating revenues	197,958	95,613	23,642	-	-	(24,953)	292,260
Depreciation and amortization	(14,788)	(3,304)	(3,729)	-	(23)	-	(21,844)
Other operating expenses	(159,761)	(79,157)	(86)	-	(465)	24,953	(214,516)
Operating income (loss)	23,409	13,152	19,827	-	(488)	-	55,900
Other (deductions) income, net	106	(26)	-	4,171	300	-	4,551
Interest (expense) income, net	(5,587)	(1,594)	(3,025)	-	107	-	(10,099)
Income (loss) before taxes	17,928	11,532	16,802	4,171	(81)	-	50,352
Income tax (provision) benefit	(5,547)	(4,638)	(6,744)	(1,675)	9	-	(18,595)
Net income (loss)	$12,381	$6,894	$10,058	$2,496	$(72)	$-	$31,757

Six Months Ended June 30, 2014
Operating revenues	$195,549	$141,931	$1,530	$-	$-	$-	$339,010
Interdepartmental revenues	245	5,516	21,343	-	-	(27,104)	-
Total operating revenues	195,794	147,447	22,873	-	-	(27,104)	339,010
Depreciation and amortization	(12,978)	(3,125)	(3,689)	-	(23)	-	(19,815)
Other operating expenses	(154,713)	(122,708)	(70)	-	(396)	27,104	(250,783)
Operating income (loss)	28,103	21,614	19,114	-	(419)	-	68,412
Other (deductions) income, net	2,863	(52)	-	4,883	406	-	8,100
Interest (expense) income, net	(4,739)	(1,621)	(3,131)	-	82	-	(9,409)
Income before taxes	26,227	19,941	15,983	4,883	69	-	67,103
Income tax provision	(8,844)	(8,029)	(6,414)	(1,961)	(51)	-	(25,299)
Net income	$17,383	$11,912	$9,569	$2,922	$18	$-	$41,804

The following tables show segment information for MGE's operations for the indicated periods:

(In thousands) MGE	Electric	Gas	Non-Regulated Energy	Transmission Investment	Consolidation/ Elimination Entries	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues	$99,486	$20,671	$1,976	$-	$-	$122,133
Interdepartmental revenues	117	2,289	9,853	-	(12,259)	-
Total operating revenues	99,603	22,960	11,829	-	(12,259)	122,133
Depreciation and amortization	(7,456)	(1,662)	(1,866)	-	-	(10,984)
Other operating expenses*	(83,079)	(19,632)	(3,416)	-	12,259	(93,868)
Operating income (loss)*	9,068	1,666	6,547	-	-	17,281
Other (deductions) income, net*	(30)	(39)	-	1,371	-	1,302
Interest expense, net	(2,768)	(790)	(1,507)	-	-	(5,065)
Net income	6,270	837	5,040	1,371	-	13,518
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,626)	(6,626)
Net income attributable to MGE	$6,270	$837	$5,040	$1,371	$(6,626)	$6,892

Three Months Ended June 30, 2014
Operating revenues	$96,702	$31,223	$850	$-	$-	$128,775
Interdepartmental revenues	122	1,887	10,673	-	(12,682)	-
Total operating revenues	96,824	33,110	11,523	-	(12,682)	128,775
Depreciation and amortization	(6,641)	(1,562)	(1,855)	-	-	(10,058)
Other operating expenses*	(81,165)	(30,188)	(3,272)	-	12,682	(101,943)
Operating income*	9,018	1,360	6,396	-	-	16,774
Other (deductions) income, net*	898	(58)	-	1,439	-	2,279
Interest expense, net	(2,534)	(817)	(1,559)	-	-	(4,910)
Net income	7,382	485	4,837	1,439	-	14,143
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(6,621)	(6,621)
Net income attributable to MGE	$7,382	$485	$4,837	$1,439	$(6,621)	$7,522

Six Months Ended June 30, 2015
Operating revenues	$197,731	$90,604	$3,942	$-	$-	$292,277
Interdepartmental revenues	227	5,009	19,700	-	(24,936)	-
Total operating revenues	197,958	95,613	23,642	-	(24,936)	292,277
Depreciation and amortization	(14,788)	(3,304)	(3,729)	-	-	(21,821)
Other operating expenses*	(165,221)	(83,770)	(6,830)	-	24,936	(230,885)
Operating income*	17,949	8,539	13,083	-	-	39,571
Other (deductions) income, net*	19	(51)	-	2,496	-	2,464
Interest expense, net	(5,587)	(1,594)	(3,025)	-	-	(10,206)
Net income	12,381	6,894	10,058	2,496	-	31,829
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(13,179)	(13,179)
Net income attributable to MGE	$12,381	$6,894	$10,058	$2,496	$(13,179)	$18,650

Six Months Ended June 30, 2014
Operating revenues	$195,560	$141,941	$1,530	$-	$-	$339,031
Interdepartmental revenues	234	5,506	21,343	-	(27,083)	-
Total operating revenues	195,794	147,447	22,873	-	(27,083)	339,031
Depreciation and amortization	(12,978)	(3,125)	(3,689)	-	-	(19,792)
Other operating expenses*	(163,211)	(130,638)	(6,484)	-	27,083	(273,250)
Operating income*	19,605	13,684	12,700	-	-	45,989
Other (deductions) income, net*	2,517	(151)	-	2,922	-	5,288
Interest expense, net	(4,739)	(1,621)	(3,131)	-	-	(9,491)
Net income	17,383	11,912	9,569	2,922	-	41,786
Less: Net income attributable to
noncontrolling interest, net of tax	-	-	-	-	(13,131)	(13,131)
Net income attributable to MGE	$17,383	$11,912	$9,569	$2,922	$(13,131)	$28,655

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

Our principal subsidiary is MGE, which generates and distributes electric energy, distributes natural gas, and represents a majority portion of our assets, liabilities, revenues, and expenses. MGE generates and distributes electricity to approximately 143,000 customers in Dane County, Wisconsin, including the city of Madison, and purchases and distributes natural gas to approximately 149,000 customers in the Wisconsin counties of Columbia, Crawford, Dane, Iowa, Juneau, Monroe, and Vernon.

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

Executive Overview

Our primary focus today and for the foreseeable future is our core utility customers at MGE as well as creating long-term value for our shareholders. MGE continues to face the challenge of providing its customers with reliable power at competitive prices. MGE meets this challenge by investing in more efficient generation projects, including renewable energy sources. MGE will continue to focus on growing earnings while controlling operating and fuel costs. MGE maintains safe and efficient operations in addition to providing customer value. We believe it is critical to maintain a strong credit standing consistent with financial strength in MGE as well as the parent company in order to accomplish these goals.

We earn our revenue and generate cash from operations by providing electric and natural gas utility services, including electric power generation and electric power and gas distribution. The earnings and cash flows from the utility business are sensitive to various external factors, including:

•

Weather, and its impact on customer sales,

•

Economic conditions, including current business activity and employment and their impact on customer demand,

•

Regulation and regulatory issues, and their impact on the timing and recovery of costs,

•

Energy commodity prices, including natural gas prices,

•

Equity price risk pertaining to pension related assets,

•

Credit market conditions, including interest rates and our debt credit rating,

•

Environmental laws and regulations, including adopted and pending environmental rule changes,

and other factors listed in "Item 1A. Risk Factors" in our 2014 Annual Report on Form 10-K.

For the three months ended June 30, 2015, MGE Energy's earnings were $13.5 million or $0.39 per share compared to $14.1 million or $0.41 per share for the same period in the prior year. MGE's earnings for the three months ended June 30, 2015, were $6.9 million compared to $7.5 million for the same period in the prior year.

For the six months ended June 30, 2015, MGE Energy's earnings were $31.8 million or $0.92 per share compared to $41.8 million or $1.21 per share for the same period in the prior year. MGE's earnings for the six months ended June 30, 2015, were $18.7 million compared to $28.7 million for the same period in the prior year.

MGE Energy's net income was derived from our business segments as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
Business Segment:	2015	2014	2015	2014
Electric Utility	$6,270	$7,382	$12,381	$17,383
Gas Utility	837	485	6,894	11,912
Nonregulated Energy	5,040	4,837	10,058	9,569
Transmission Investments	1,371	1,439	2,496	2,922
All Other	(39)	(56)	(72)	18
Net Income	$13,479	$14,087	$31,757	$41,804

Our net income during the three months ended June 30, 2015, compared to the same period in the prior year primarily reflects the effects of the following factors:

•

Electric net income decreased due to a 2.0% decrease in electric retail sales reflecting lower customer demand. Cooling degree days (a measure for determining the impact of weather during the cooling season) decreased by 30.9% compared to the prior year. Electric net income was also affected by lower AFUDC and higher depreciation expense primarily related to the Columbia environment project being placed in service in April (Unit 2) and July 2014 (Unit 1). AFUDC decreased $1.3 million and electric depreciation increased $0.8 million compared to the same period in the prior year.

Our net income during the six months ended June 30, 2015, primarily reflects the effects of the following factors:

•

Gas net income decreased due to a 24.0% decrease in gas retail sales reflecting lower customer demand compared to the demand resulting from the extremely cold weather experienced in 2014. The average temperature in January was 20.1 degrees compared to 11.5 degrees in the prior year. Heating degree days (a measure for determining the impact of weather during the heating season) decreased by 10.3% compared to the prior year. In addition gas revenue increased $1.6 million related to rate design changes that became effective in 2015. The rate design changes are expected to make gas revenues less dependent upon usage as more of the costs are recovered in a fixed month customer charge. As a consequence, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

•

Electric net income was also affected by lower customer demand when compared to the much colder weather during the first quarter of 2014. For example, electric retail sales decreased 1.6% compared to the prior year and excess generation sold into MISO market dropped over 60%. Lower customer demand in 2015 was also affected by a 30.9% decrease in cooling degree days during the second quarter of 2015 compared to the same period in the prior year. Electric net income also decreased due to lower AFUDC and higher depreciation expense primarily related to the Columbia environment project being placed in service in April (Unit 2) and July 2014 (Unit 1). AFUDC decreased $3.8 million and electric depreciation increased $1.8 million compared to the same period in the prior year.

During the first six months of 2015, the following events occurred:

2015 Rate Filing: In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% and to decrease rates for gas customers by 2.0%. The increase in retail electric rates covers costs associated with the construction of emission-reduction equipment at Columbia, improvements and reliability of the state's electric transmission system, fuel and purchased power related to coal delivery costs, partially offset by lower cost as a result of market conditions for pension and postretirement benefit costs.

The PSCW approved changes to customer rates and rate design for gas service. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs (PGA). The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather. A similar, but much smaller rate design shift was also approved for electric rates.

In the near term, several items may affect us, including:

2016 Rate Case Filing: In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This treatment would allow MGE to reflect any differential between costs reflected in rates and actual costs incurred in its next rate case filing. Also in July 2015, MGE filed with the PSCW an application to implement a fuel credit associated with its fuel savings for 2015. The application proposes a mechanism for the return of the fuel savings to electric customers via a bill credit expected to be implemented from September 2015 to December 31, 2015. MGE has deferred $5.9 million of actual fuel savings through June 30, 2015. Approximately $2.7 million is expected to be returned to customers through December 31, 2015. The application further proposes the fuel credit to cover expected fuel savings for 2016 in the amount of approximately $5.0 million based on anticipated fuel costs. The actual fuel savings will depend upon the completion of the annual PSCW fuel cost audits for 2015 and 2016.

Environmental Initiatives: There are proposed legislation, rules, and initiatives involving matters related to air emissions, water effluent, hazardous materials, and greenhouse gases, all of which affect generation plant capital expenditures and operating costs as well as future operational planning. Such legislation and rulemaking could significantly affect the costs of owning and operating fossil-fueled generating plants, such as Columbia and the Elm Road Units, from which we derive approximately 44% of our electric generating capacity. We would expect to seek and receive recovery of any such costs in rates; however, it is difficult to estimate the amount of such costs due to the uncertainty as to the timing and form of the legislation and rules, and the scope and time of the recovery of costs in rates, which may lag the incurrence of those costs.

EPA's Clean Power Plan: On August 3, 2015, the EPA finalized its Clean Power Plan rule setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. Implementation of the rule is expected to have a direct impact on coal-based generating units, including possible changes in dispatch and additional operating costs. MGE is currently evaluating the rule and its requirements; however, compliance with the rule's requirements, including the yet-to-be-developed state implementation plan, will have a material impact on MGE.

Pension and Other Postretirement Benefit Costs: Costs for pension and other postretirement benefits are affected by actual investment returns on the assets held for those benefits and by the discount rate, which is sensitive to interest rates, used to calculate those benefits. Interest rates and investment returns have experienced volatility since the end of the year which could affect the value of the pension and postretirement benefit obligations. The changes in the discount rates and value of plan assets are not expected to have an impact on the income statement for 2015. However, these changes may affect benefit costs in future years. MGE expects any changes in the cost for employee benefit plans will be factored into future rate actions.

ATC Return on Equity: Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. FERC denied the portion of the complaint seeking to restrict the use of capital structures that include more than 50% common equity and also denied the portion of the complaint requesting the termination of the incentive ROE adders used by certain transmission owners. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. FERC ordered formal hearing proceedings to begin, and an initial decision in the complaint is expected by November 30, 2015. ATC provided MGE its 2015 earnings reflecting an adjustment for this matter representing ATC's estimate of its potential refund liability. We derived approximately 7.7% of our net income for the six months ended June 30, 2015, from our investment in ATC.

General Economic Conditions: Economic conditions both inside and outside our service area are expected to continue to affect the level of demand for our utility services and may affect the collection of our accounts receivable and the creditworthiness of counterparties with whom we do business. We have in place lines of credit aggregating $150 million for MGE Energy (including MGE) and $100 million for MGE to address our liquidity needs. As of June 30, 2015, there were no borrowings outstanding under MGE Energy's or MGE's lines of credit.

The following discussion is based on the business segments as discussed in Footnote 13 of the Notes to Consolidated Financial Statements.

Three Months Ended June 30, 2015 and 2014

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Residential	$29,902	$29,950	(0.2)%	166,970	177,402	(5.9)%
Commercial	55,252	53,704	2.9%	451,890	457,482	(1.2)%
Industrial	5,181	5,047	2.7%	62,620	62,635	-%
Other-retail/municipal	9,638	9,331	3.3%	106,730	106,592	0.1%
Total retail	99,973	98,032	2.0%	788,210	804,111	(2.0)%
Sales to the market	604	100	504.0%	16,615	17,863	(7.0)%
Adjustments to revenues	(1,096)	(1,435)	23.6%	-	-	- %
Total	$99,481	$96,697	2.9%	804,825	821,974	(2.1)%

Cooling degree days (normal 181)				161	233	(30.9)%

Electric operating revenues increased $2.8 million or 2.9% for the three months ended June 30, 2015, compared to the same period in 2014, due to the following:

(In millions)
Rate changes	$3.9
Sales to the market	0.5
Other revenues	0.3
Volume	(1.9)
Total	$2.8

•

Rate changes. Rates charged to retail customers for the three months ended June 30, 2015, were 4.0% or $3.9 million higher than those charged during the same period in the prior year.

In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million. See "2015 Rate Filing" under "Executive Overview" for more information.

•

Volume. During the three months ended June 30, 2015, there was a 2.0% decrease in total retail sales volumes compared to the same period in the prior year driven by lower customer demand due, at least in part, to less favorable weather conditions, as evidenced by the lower number of cooling degree days.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the three months ended June 30, 2015, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales; however, those sales were made at higher market prices.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes offset by an increase in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increases purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation increased $0.8 million during the three months ended June 30, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Increase in per-unit cost	$1.8
Decrease in volume	(1.0)
Total	$0.8

This increase in expense reflects a 16.9% increase in per-unit cost of internal electric generation, partially offset by an 8.6% decrease in internal generated volume delivered to the system primarily as a result of reduced generation at Columbia based on market prices.

Purchased power

Purchased power expense increased $2.3 million during the three months ended June 30, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$1.7
Decrease in per-unit cost	(4.3)
Fuel Rules Adjustments
Increase in recorded fuel rule credit in 2015	3.3
Amortization of 2012 fuel rule credits in 2014	1.6
Total	$2.3

The increase in expense reflects a 19.3% decrease in the per-unit cost of purchased power and an 8.6% increase in the volume of power purchased from third parties primarily as a result of the reduced generation at Columbia.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Cost savings that may be returned to customers are recorded as an increase to purchased power expense, and higher costs that MGE is entitled to recover, after adjustment for excess revenues, are recorded as a reduction to purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the three months ended June 30, 2015, MGE deferred $3.3 million in fuel related cost savings to be returned to customers. During the three months ended June 30, 2014, MGE amortized $1.6 million of the 2012 fuel rule credits, which reduced purchased power expense for that period.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $0.8 million during the three months ended June 30, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$1.1
Increased transmission costs	0.5
Increased customer services	0.3
Increased distribution expenses	0.3
Decreased production expenses	(1.2)
Decreased customer accounts costs	(0.2)
Total	$0.8

For the three months ended June 30, 2015, increased administrative and general costs are primarily due to increased pension and other postretirement benefit costs predominantly driven by a reduction in the discount rate. Decreased production expenses are primarily due to decreased costs at Columbia as a result of lower maintenance costs incurred during the scheduled outage in 2015 compared to the prior year.

Electric depreciation expense

Electric depreciation expense increased $0.8 million for the three months ended June 30, 2015, compared to the same period in the prior year. This increase is related to the completion of the Columbia environmental project. The systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively.

Other Electric Income

Other electric income decreased $1.0 million, primarily due to AFUDC equity related to the completion of the Columbia environmental project. Unit 2 and Unit 1 were placed into service in April and July 2014, respectively.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Residential	$13,214	$15,578	(15.2)%	11,178	13,152	(15.0)%
Commercial/Industrial	6,338	14,861	(57.4)%	12,009	22,575	(46.8)%
Total retail	19,552	30,439	(35.8)%	23,187	35,727	(35.1)%
Gas transportation	1,003	662	51.5%	16,013	8,031	99.4%
Other revenues	114	117	(2.6)%	-	-	- %
Total	$20,669	$31,218	(33.8)%	39,200	43,758	(10.4)%
Heating degree days (normal 836)				721	797	(9.5)%
Average rate per therm of
retail customer	$0.843	$0.852	(1.1)%

Gas revenues decreased $10.5 million or 33.8% for the three months ended June 30, 2015, compared to the same period in 2014. These changes are related to the following factors:

(In millions)
Volume	$(10.7)
Rate/PGA changes	(0.2)
Transportation and other effects	0.4
Total	$(10.5)

•

Volume. For the three months ended June 30, 2015, retail gas deliveries decreased 35.1% compared to the same period in the prior year due, at least in part, to warmer weather in the current period compared to the prior period and a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

•

Rate/PGA changes. In December 2014, the PSCW approved changes to customer rates and rate design for gas service. Rates were reduced by 2.0%, effective January 1, 2015. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs (PGA). The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the three months ended June 30, 2015, decreased 1.1% compared to the same period in 2014, reflecting a $5.1 million decrease in natural gas commodity costs (PGA) and a $4.9 million increase (comprised of a decrease in variable rate costs offset by an increase in fixed rate charges) related to rate design changes. As noted previously, as a result of the rate design changes, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

•

Transportation and other effects. During the three months ended June 30, 2015, transportation and other effects increased $0.4 million primarily attributable to a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

Cost of gas sold

For the three months ended June 30, 2015, cost of gas sold decreased by $11.5 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 44.4%, which resulted in $5.3 million of decreased expense. The volume of gas purchased decreased 34.0%, which resulted in $6.2 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.5 million for the three months ended June 30, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.6
Increased distribution expenses	0.2
Decreased customer service costs	(0.2)
Decreased customer accounts costs	(0.1)
Total	$0.5

Nonregulated Energy Operations - MGE Energy and MGE

For the three months ended June 30, 2015 and 2014, net income at the nonregulated energy operations segment was $5.0 million and $4.8 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus, which have been formed to own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the three months ended June 30, 2015 and 2014, other income at the transmission investment segment was $2.3 million and $2.4 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of the Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

MGE Energy's effective income tax rate for the three months ended June 30, 2015 and 2014, was 37.3% and 39.1%, respectively. MGE's effective income tax rate for the three months ended June 30, 2015 and 2014, was 37.2% and 39.1%, respectively. The decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction, offset by lower AFUDC equity earnings in 2015.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Three Months Ended
	June 30,
(In millions)	2015	2014
MGE Power Elm Road	$4.2	$4.0
MGE Power West Campus	1.8	1.9
MGE Transco	0.6	0.7

Six Months Ended June 30, 2015 and 2014

Electric Utility Operations - MGE Energy and MGE

Electric sales and revenues

The following table compares MGE's electric revenues and electric kWh sales by customer class for each of the periods indicated:

	Revenues			Sales (kWh)
(In thousands, except cooling degree days)	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Residential	$64,149	$65,243	(1.7)%	373,783	399,098	(6.3)%
Commercial	106,430	103,865	2.5%	893,325	905,962	(1.4)%
Industrial	9,873	9,628	2.5%	121,343	120,940	0.3%
Other-retail/municipal	18,799	17,585	6.9%	208,153	196,027	6.2%
Total retail	199,251	196,321	1.5%	1,596,604	1,622,027	(1.6)%
Sales to the market	900	2,060	(56.3)%	24,548	62,030	(60.4)%
Adjustments to revenues	(2,430)	(2,832)	14.2%	-	-	- %
Total	$197,721	$195,549	1.1%	1,621,152	1,684,057	(3.7)%

Cooling degree days (normal 181)				161	233	(30.9)%

Electric operating revenues increased $2.2 million or 1.1% for the six months ended June 30, 2015, compared to the same period in 2014, due to the following:

(In millions)
Rate changes	$6.0
Other	0.5
Volume	(3.1)
Sales to the market	(1.2)
Total	$2.2

•

Rate changes. Rates charged to retail customers for the six months ended June 30, 2015, were 3.1% or $6.0 million higher than those charged during the same period in the prior year.

In December 2014, the PSCW authorized MGE to increase 2015 rates for retail electric customers by 3.8% or $15.4 million. See "2015 Rate Filing" under "Executive Overview" for more information.

•

Volume. During the six months ended June 30, 2015, there was a 1.6% decrease in total retail sales volumes compared to the same period in the prior year driven by lower customer demand due, at least in part, to less favorable weather conditions, as evidenced by the lower number of cooling degree days.

•

Sales to the market. Sales to the market represent wholesale sales made to third parties who are not ultimate users of the electricity. These sales may include spot market transactions on the markets operated by MISO and PJM. These sales may also include bilateral sales to other utilities or power marketers. Generating units are dispatched by MISO based on cost considerations as well as reliability of the system. Sales to the market typically occur when MGE has more generation and purchases online than are needed for its own system demand. The excess electricity is then sold to others in the market. For the six months ended June 30, 2015, market volumes decreased compared to the same period in the prior year, reflecting decreased opportunities for sales. In addition, market settlement resulted in lower revenue per kWh for the six months ended June 30, 2015, reflecting lower market prices in the early portion of that period.

Electric fuel and purchased power

Electric fuel and purchased power costs reflect a decrease in internal generation volumes offset by an increase in the volume of purchased power when compared to the prior period. Adjustments related to the regulatory recovery for fuel costs, known as fuel rules, increased purchased power expense. These items are explained below.

Fuel for electric generation

The expense for fuel for internal electric generation decreased $1.4 million during the six months ended June 30, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Decrease in volume	$(3.7)
Increase in per-unit cost	2.3
Total	$(1.4)

This decrease in expense reflects a 13.0% decrease in internal generated volume delivered to the system primarily as a result of reduced generation at Columbia based on market prices, partially offset by an 8.7% increase in per-unit cost of internal electric generation.

Purchased power

Purchased power expense increased $6.7 million during the six months ended June 30, 2015, compared to the same period in the prior year, due to the following:

(In millions)
Increase in volume	$4.9
Decrease in per-unit cost	(7.1)
Fuel Rules Adjustments
Increase in recorded fuel rule credit in 2015	5.7
Amortization of 2012 fuel rule credits in 2014	3.2
Total	$6.7

The increase in expense reflects a 15.6% decrease in the per-unit cost of purchased power and a 12.2% increase in the volume of power purchased from third parties primarily as a result of the reduced generation at Columbia.

Under fuel rules, MGE is required to defer electric fuel-related costs that fall outside a 2% cost tolerance band around the amount used in the most recent rate proceeding. Any fuel rules adjustments are reflected in purchased power expense. Cost savings that may be returned to customers are recorded as an increase to purchased power expense, and higher costs that MGE is entitled to recover, after adjustment for excess revenues, are recorded as a reduction to purchased power expense. Any over/under recovery of the deferred costs is determined on an annual basis and adjusted in future billings to customers. During the six months ended June 30, 2015, MGE deferred $5.7 million in fuel related cost savings to be returned to customers. During the six months ended June 30, 2014, MGE amortized $3.2 million of the 2012 fuel rule credits, which reduced purchased power expense for that period.

Electric operating and maintenance expenses

Electric operating and maintenance expenses increased $1.2 million during the six months ended June 30, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$1.7
Increased transmission costs	0.9
Increased customer service costs	0.4
Decreased production expenses	(1.2)
Decreased customer accounts costs	(0.6)
Total	$1.2

For the six months ended June 30, 2015, increased administrative and general costs are primarily due to increased pension and other postretirement benefit costs predominantly driven by a reduction in the discount rate and increased transmission costs. Decreased production expenses are primarily due to decreased costs at Columbia as a result of lower maintenance costs incurred during the scheduled outage in 2015 compared to the prior year.

Electric depreciation expense

Electric depreciation expense increased $1.8 million for the six months ended June 30, 2015, compared to the same period in the prior year. This increase is related to the completion of the Columbia environmental project. The systems and equipment for Unit 2 and Unit 1 were placed into service in April 2014 and July 2014, respectively.

Other Electric Income

Other electric income decreased $2.8 million, primarily due to AFUDC equity related to the completion of the Columbia environmental project. Unit 2 and Unit 1 were placed into service in April and July 2014, respectively.

Gas Utility Operations - MGE Energy and MGE

Gas deliveries and revenues

The following table compares MGE's gas revenues and gas therms delivered by customer class during each of the periods indicated:

	Revenues			Therms Delivered
(In thousands, except HDD and average rate per therm of retail customer)	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Residential	$52,902	$74,768	(29.2)%	62,038	70,521	(12.0)%
Commercial/Industrial	34,933	65,272	(46.5)%	55,836	84,599	(34.0)%
Total retail	87,835	140,040	(37.3)%	117,874	155,120	(24.0)%
Gas transportation	2,472	1,615	53.1%	41,007	20,524	99.8%
Other revenues	290	276	5.1%	-	-	- %
Total	$90,597	$141,931	(36.2)%	158,881	175,644	(9.5)%
Heating degree days (normal 4,350)				4,555	5,075	(10.3)%
Average Rate Per Therm of
Retail Customer	$0.745	$0.903	(17.5)%

Gas revenues decreased $51.3 million or 36.2% for the six months ended June 30, 2015, compared to the same period in 2014. These changes are related to the following factors:

(In millions)
Volume	$(33.4)
Rate/PGA changes	(18.8)
Transportation and other effects	0.9
Total	$(51.3)

•

Volume. For the six months ended June 30, 2015, retail gas deliveries decreased 24.0% compared to the same period in the prior year, as a result of extremely cold weather experienced in 2014 and a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

•

Rate/PGA changes. In December 2014, the PSCW approved changes to customer rates and rate design for gas service. Rates were reduced by 2.0%, effective January 1, 2015. Gas rate design consists of a fixed monthly customer charge and a variable charge tied to actual usage, in addition to the separate charge for natural gas commodity costs (PGA). The change shifted more of the rate recovery to the monthly charge, reflecting the related fixed costs of providing gas services, and reduced the variable usage-based charge. Thus, gas net income is expected to be more evenly distributed during the year and less sensitive to weather.

MGE recovers the cost of natural gas in its gas segment through the purchased gas adjustment clause (PGA). Under the PGA, MGE is able to pass through to its gas customers the cost of gas. Changes in PGA recoveries affect revenues, but do not impact net income.

The average retail rate per therm for the three months ended June 30, 2015, decreased 17.5% compared to the same period in 2014, reflecting a $20.4 million decrease in natural gas commodity costs (PGA) and a $1.6 million increase (comprised of a decrease in variable rate costs offset by an increase in fixed rate charges) related to rate design changes. As noted previously, as a result of the rate design changes, revenues in the first and fourth quarters, when usage is higher, are expected to be lower than in past years; and revenues in the second and third quarters, when usage is lower, are expected to be higher than in past years.

•

Transportation and other effects. During the six months ended June 30, 2015, transportation and other effects increased $0.9 million primarily attributable to a large commercial customer's decision to purchase gas from a third party supplier and to use MGE's facilities for the transport of that gas. The impact to gas income of this shift is not material.

Cost of gas sold

For the six months ended June 30, 2015, cost of gas sold decreased by $43.1 million, compared to the same period in the prior year. The cost per therm of natural gas decreased 27.4%, which resulted in $20.2 million of decreased expense. In addition, the volume of purchased gas decreased 23.7%, which resulted in $22.9 million of decreased expense.

Gas operating and maintenance expenses

Gas operating and maintenance expenses increased by $0.2 million for the six months ended June 30, 2015, compared to the same period in 2014. The following changes contributed to the net change:

(In millions)
Increased administrative and general costs	$0.9
Increased distribution expenses	0.1
Decreased customer service costs	(0.4)
Decreased customer account costs	(0.4)
Total	$0.2

For the six months ended June 30, 2015, increased administrative and general costs are primarily due to increased pension and other postretirement benefit costs predominantly driven by a reduction in the discount rate.

Nonregulated Energy Operations - MGE Energy and MGE

For the six months ended June 30, 2015 and 2014, net income at the nonregulated energy operations segment was $10.1 million and $9.6 million, respectively. The nonregulated energy operations are conducted through MGE Energy's subsidiaries: MGE Power Elm Road and MGE Power West Campus, which have been formed to construct, own and lease electric generating capacity to assist MGE.

Transmission Investment Operations - MGE Energy and MGE

Transmission investment other income

For the six months ended June 30, 2015 and 2014, other income at the transmission investment segment was $4.2 million and $4.9 million, respectively. The transmission investment segment holds our interest in ATC, and its income reflects our equity in the earnings of ATC. See Footnote 3 of Notes to Consolidated Financial Statements and "Other Matters" below for additional information concerning ATC and summarized financial information regarding ATC.

Consolidated Income Taxes - MGE Energy and MGE

Both MGE Energy's and MGE's effective income tax rate for the six months ended June 30, 2015 and 2014, was 36.9% and 37.7%, respectively. The decrease in the effective tax rate is due in part to a higher estimated domestic manufacturing deduction, offset by lower AFUDC equity earnings in 2015.

Noncontrolling Interest, Net of Tax - MGE

The noncontrolling interest, net of tax, reflects the accounting required for MGE Energy's interest in MGE Power Elm Road (the Elm Road Units) and MGE Power West Campus (WCCF). MGE Energy owns 100% of MGE Power Elm Road and MGE Power West Campus; however, due to the contractual agreements for these projects with MGE, the entities are considered VIEs with respect to MGE and their results are consolidated with those of MGE, the primary beneficiary of the VIEs. Also included in noncontrolling interest, net of tax, is MGE Energy's interest in MGE Transco, which holds our investment in ATC. The following table shows MGE Energy's noncontrolling interest, net of tax, reflected on MGE's consolidated statement of income:

	Six Months Ended
	June 30,
(In millions)	2015	2014
MGE Power Elm Road	$8.3	$8.0
MGE Power West Campus	3.7	3.8
MGE Transco	1.2	1.3

Contractual Obligations and Commercial Commitments - MGE Energy and MGE

There were no material changes, other than from the normal course of business, to MGE Energy's and MGE's contractual obligations (representing cash obligations that are considered to be firm commitments) and commercial commitments (representing commitments triggered by future events) during the six months ended June 30, 2015, except as noted below. Further discussion of the contractual obligations and commercial commitments is included in Footnote 18 of Notes to Consolidated Financial Statements, and "Contractual Obligations and Commercial Commitments for MGE Energy and MGE" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in MGE Energy's and MGE's 2014 Annual Report on Form 10-K.

Purchase Contracts - MGE Energy and MGE

See Footnote 8.c. of Notes to Consolidated Financial Statements for a description of commitments at June 30, 2015, that MGE Energy and MGE have entered with respect to various commodity supply contracts to meet their obligations to deliver natural gas to customers.

Credit Facilities - MGE Energy and MGE

See Footnote 2.c. of Notes to Consolidated Financial Statements for a description of MGE Energy's and MGE's credit facilities at June 30, 2015.

Liquidity and Capital Resources

MGE Energy and MGE have adequate liquidity to fund future operations and capital expenditures over the next twelve months. Available resources include cash and cash equivalents, operating cash flows, liquid assets, borrowing capacity under revolving credit facilities, and access to equity and debt capital markets.

Cash Flows

The following summarizes cash flows for MGE Energy and MGE during the six months ended June 30, 2015 and 2014:

	MGE Energy		MGE
(In thousands)	2015	2014	2015	2014
Cash provided by/(used for):
Operating activities	$72,993	$84,680	$78,992	$86,392
Investing activities	(33,801)	(44,620)	(33,628)	(44,351)
Financing activities	(29,156)	(20,962)	(26,603)	(30,565)

Cash Provided by Operating Activities

MGE Energy

MGE Energy's consolidated net cash provided by operating activities is derived mainly from the electric and gas operations of its principal subsidiary, MGE.

Cash provided by operating activities for the six months ended June 30, 2015, was $73.0 million, a decrease of $11.7 million when compared to the same period in the prior year. The decrease is primarily related to pension contributions made in 2015.

MGE Energy's net income decreased $10.0 million for the six months ended June 30, 2015, when compared to the same period in the prior year.

In 2015, MGE received a $10.0 million refund from the IRS for the 2014 tax year. Excluding the 2015 refund, MGE Energy's federal and state taxes paid decreased $1.4 million during the six months ended June 30, 2015, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $0.7 million in cash provided by operating activities for the six months ended June 30, 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by decreased accounts payable and decreased other current liabilities. Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.9 million in cash provided by operating activities for the six months ended June 30, 2014, primarily due to decreased unbilled revenues and decreased accounts receivable, partially offset by decreased other current liabilities and decreased accounts payable.

An increase in pension contribution resulted in an additional $10.0 million in cash used by operating activities for the six months ended June 30, 2015, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. There were no required contributions and no discretionary contributions for 2014.

For the six months ended June 30, 2015, MGE deferred $5.7 million in fuel related cost savings to be returned to customers. There were no deferred fuel related cost savings in 2014.

MGE

Cash provided by operating activities for the six months ended June 30, 2015, was $79.0 million, a decrease of $7.4 million when compared to the same period in the prior year. The decrease is primarily related to pension contributions made in 2015.

Net income decreased $10.0 million for the six months ended June 30, 2015, when compared to the same period in the prior year.

In 2015, MGE received a $10.0 million refund from the IRS for the 2014 tax year. Excluding the 2015 refund, MGE's federal and state taxes paid to MGE Energy decreased $5.7 million during the six months ended June 30, 2015, when compared to the same period in the prior year.

Working capital accounts (excluding prepaid and accrued taxes) resulted in $9.6 million in cash provided by operating activities for the six months ended June 30, 2015, primarily due to decreased receivables and decreased unbilled revenues, partially offset by decreased accounts payable. Working capital accounts (excluding prepaid taxes and accrued taxes) resulted in $12.5 million in cash provided by operating activities for the six months ended June 30, 2014, primarily due to decreased unbilled revenues and decreased accounts receivable, partially offset by decreased accounts payable.

An increase in pension contribution resulted in an additional $10.0 million in cash used by operating activities for the six months ended June 30, 2015, when compared to the same period in the prior year. Pension contributions reflect amounts required by law and discretionary amounts. There were no required contributions and no discretionary contributions for 2014.

For the six months ended June 30, 2015, MGE deferred $5.7 million in fuel related cost savings to be returned to customers. There were no deferred fuel related cost savings in 2014.

Cash Used for Investing Activities

MGE Energy

MGE Energy's cash used for investing activities decreased $10.8 million for the six months ended June 30, 2015, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2015, were $33.2 million. This amount represents a decrease of $9.1 million from the expenditures made in the same period in the prior year. This decrease primarily reflects $8.0 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures on electric distribution assets.

MGE

MGE's cash used for investing activities decreased $10.7 million for the six months ended June 30, 2015, when compared to the same period in the prior year.

Capital expenditures for the six months ended June 30, 2015, were $33.2 million. This amount represents a decrease of $9.1 million from the expenditures made in the same period in the prior year. This decrease primarily reflects $8.0 million of lower expenditures on the Columbia environmental project in 2015 versus 2014 and decreased expenditures on electric distribution assets.

Cash Used for Financing Activities

MGE Energy

Cash used for MGE Energy's financing activities was $29.2 million for the six months ended June 30, 2015, compared to $21.0 million of cash used for MGE Energy's financing activities in the six months ended June 30, 2014.

For the six months ended June 30, 2015, dividends paid were $19.6 million compared to $18.9 million in the prior year. This increase was a result of a higher dividend per share ($0.565 vs. $0.543).

For the six months ended June 30, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments for the same period in the prior year.

MGE

During the six months ended June 30, 2015, cash used for MGE's financing activities was $26.6 million compared to $30.6 million of cash used for MGE's financing activities in the prior year.

Dividends paid from MGE to MGE Energy were $10.0 million for the six months ended June 30, 2015. For the six months ended June 30, 2014, cash dividends paid from MGE to MGE Energy were $16.8 million.

Distributions to parent from noncontrolling interest, which represent distributions from MGE Power Elm Road and MGE Power West Campus, were $10.1 million for the six months ended June 30, 2015, compared to $12.8 million in the prior year.

For the six months ended June 30, 2015, equity contributions received from MGE Power West Campus and MGE Transco were $2.9 million compared to $1.1 million in the prior year.

For the six months ended June 30, 2015, net short term debt repayments were $7.0 million. There were no short term debt repayments for the same period in the prior year.

Capitalization Ratios

MGE Energy's capitalization ratios were as follows:

MGE Energy
	June 30, 2015	December 31, 2014
Common shareholders' equity	62.8%	61.9%
Long-term debt*	37.2%	37.5%
Short-term debt	-%	0.6%
*Includes the current portion of long-term debt.

MGE Energy's and MGE's Capital Requirements

MGE Energy's and MGE's liquidity are primarily affected by their capital requirements. During the six months ended June 30, 2015, capital expenditures for MGE Energy and MGE totaled $33.2 million, which included $30.1 million of capital expenditures for utility operations.

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

Environmental Matters

The following discussion is limited to updates or developments in environmental matters that occurred during the six months ended June 30, 2015. Further discussion of environmental matters is included in MGE Energy's and MGE's 2014 Annual Report on Form 10-K and Footnote 8.a. of Notes to Consolidated Financial Statements in this Report.

EPA's Greenhouse Gas (GHG) Reduction Guidelines under the Clean Air Act 111d Rule

On August 3, 2015, the EPA finalized its Clean Power Plan rule setting guidelines for states to use in developing plans to control GHG emissions from existing fossil fuel-fired electric generating units (EGUs) and systems. When fully implemented in 2030, the Clean Power Plan is projected to reduce GHG emissions from this sector by 32 percent below 2005 levels. States are given up to three years to submit a plan to meet the reduction goals and are expected to meet interim goals starting in 2022 and the final goal in 2030. Implementation of the rule is expected to have a direct impact on coal-based generating units, including possible changes in dispatch and additional operating costs.

MGE is currently evaluating the rule and its requirements; however, compliance with the rule's requirements, including the yet-to-be-developed state implementation plan, will have a material impact on MGE.

Sulfur Dioxide (SO2) NAAQS

In March 2015, pursuant to the court-approved consent decree with environmental groups, the EPA identified and published in the Federal Register a list of SO2 NAAQS sources that meet an annual mass emissions and/or emissions rate threshold criteria (based on 2012 data) and thus will be included in the next round of attainment/nonattainment designations. As per the consent decree, States need to send their recommended designations to the EPA by September 2015. The EPA will need to make a final determination by July 2016.

MGE's Columbia plant was included in the EPA's Federal Register notice as a plant located within a county that will be required to undergo an attainment/nonattainment designation by September 2015. The State of Wisconsin will likely need to use air modeling to determine this designation as there are no current monitors or data to use. Since the 2012 data was collected, Columbia has installed pollution control equipment that has lowered its total SO2 emissions and its SO2 emissions rate. However, we will not know with any certainty if Columbia County will be determined to be in attainment until the State of Wisconsin completes its attainment/nonattainment demonstration. The outcome of this designation may have an adverse effect on the operation of the Columbia plant. MGE will monitor and participate in developments with the Columbia County designation process. Management believes compliance costs will be recovered in future rates based on previous treatment of environmental compliance projects.

Supreme Court Remand of the EPA's Mercury and Air Toxic Standards (MATS) Rule

In June 2015, the U.S. Supreme Court remanded EPA's MATS rule to the D.C. Circuit Court. The Supreme Court's decision held the EPA was required to consider the cost of compliance when deciding that it was appropriate and necessary to regulate mercury under Section 112 of the Clean Air Act. The rule must go back to the D.C. Circuit Court but remains in effect pending action by that Court. The rule currently remains in effect. If the D.C. Circuit Court rules to vacate MATS, the State of Wisconsin's mercury rule would remain in effect for utilities in Wisconsin. The Wisconsin rule has very similar requirements to MATS and thus the effects on MGE would not change in any significant manner. Further, MGE has previously determined that current pollution controls at its Columbia and Elm Road units would meet both MATS and the Wisconsin mercury rule. We do not expect any operational changes as a result of this rule remand.

Other Matters

ATC

Several parties have filed a complaint with FERC seeking to reduce the base return on equity (ROE) of MISO and numerous other MISO transmission owners, including ATC, "due to changes in the capital markets." The complaint alleges that the MISO ROE should not exceed 9.15%, the equity components of hypothetical capital structures should be restricted to 50%, and the relevant incentive ROE adders should be discontinued. FERC denied the portion of the complaint seeking to restrict the use of capital structures that include more than 50% common equity and also denied the portion of the complaint requesting the termination of the incentive ROE adders used by certain transmission owners. MISO's base ROE is 12.38% and ATC's base ROE is 12.2%. FERC ordered formal hearing proceedings to begin, and an initial decision in the complaint is expected by November 30, 2015. ATC provided MGE its 2015 earnings reflecting an adjustment for this matter representing ATC's estimate of its potential refund liability. We derived approximately 7.7% of our net income for the six months ended June 30, 2015, from our investment in ATC.

Rate Matters

In July 2015, the PSCW approved MGE's request to extend the current accounting treatment for transmission related costs through 2016, conditioned upon MGE not filing a base rate case for 2016. This treatment would allow MGE to reflect any differential between costs reflected in rates and actual costs incurred in its next rate case filing.

Also in July 2015, MGE filed with the PSCW an application to implement a fuel credit associated with its fuel savings for 2015. The application proposes a mechanism for the return of the fuel savings to electric customers via a bill credit expected to be implemented from September 2015 to December 31, 2015. MGE has deferred $5.9 million of actual fuel savings through June 30, 2015. Approximately $2.7 million is expected to be returned to customers through December 31, 2015. The application further proposes the fuel credit to cover expected fuel savings for 2016 in the amount of approximately $5.0 million based on anticipated fuel costs. The actual fuel savings will depend upon the completion of the annual PSCW fuel cost audits for 2015 and 2016.

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

MGE's electric fuel costs are subject to fuel rules established by the PSCW. The fuel rules require the PSCW and Wisconsin utilities to defer electric fuel-related costs that fall outside a symmetrical cost tolerance band. Any over/under recovery of the actual costs is determined on an annual basis and is adjusted in future billings to electric retail customers. Under the electric fuel rules, MGE is required to defer the benefit of lower costs if the actual electric fuel costs fall outside the lower end of the range and is required to defer costs, less any excess revenues, if the actual electric fuel costs exceed the upper end of the range. Excess revenues are defined as revenues in the year in question that provide MGE with a greater return on common equity than authorized by the PSCW in MGE's latest rate order. The range is defined by the PSCW and has been modified throughout the years based on market conditions and other relevant factors. Currently, MGE is subject to a plus or minus 2% range. MGE assumes the risks and benefits of variances that are within the cost tolerance band. For 2015, fuel and purchased power costs included in MGE's base fuel rates are $123.0 million. See Footnote 10.b. of the Notes to Consolidated Financial Statements for additional information.

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

MGE has financial gas and electric commodity contracts to hedge commodity price risk in the gas and electric segments. These contracts are primarily comprised of exchange-traded option and future contracts. MGE also holds FTRs, which are used to hedge the risk of increased transmission congestion charges. At June 30, 2015, the cost basis of these instruments exceeded their fair value by $0.1 million. Under the PGA clause and electric fuel rules, MGE may include in the costs of fuel (natural gas or power) the costs and benefits of the aforementioned fuel price risk management tools. Because these costs/benefits are recoverable, the related unrealized loss/gain has been deferred on the consolidated balance sheet as a regulatory asset/liability.

MGE has also entered into a purchased power agreement that provides MGE with firm capacity and energy that began on June 1, 2012, and ends on May 31, 2022 (the "base term"). The agreement also allows MGE an option to extend the contract after the base term. The agreement is considered a derivative contract and is recognized at its fair value on the consolidated balance sheet. However, the derivative qualifies for regulatory deferral and is recognized with a corresponding regulatory asset or liability depending on whether the fair value is in a loss or gain position. The fair value of the contract at June 30, 2015, reflects a loss position of $56.0 million.

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

Additionally, if a counterparty were to default and MGE were to liquidate all contracts with that entity, MGE's credit loss would include the loss in value of mark-to-market contracts; the amount owed for settled transactions; and additional payments, if any, to settle unrealized losses on accrual contracts. As of June 30, 2015, no counterparties have defaulted.

MGE is obligated to provide service to all electric and gas customers within its respective franchised territories. MGE's franchised electric territory includes a 316 square-mile area in Dane County, Wisconsin, and MGE's franchised gas territory includes a service area covering 1,649 square miles in Wisconsin. Based on results for the year ended December 31, 2014, no one customer constituted more than 10% of total operating revenues for MGE Energy and MGE. Credit risk for electric and gas is managed by MGE's credit and collection policies, which are consistent with state regulatory requirements.

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

Item 4. Controls and Procedures.

During the second quarter of 2015, each registrant's management, including the principal executive officer and principal financial officer, evaluated its disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in its periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to that registrant, including its subsidiaries, is accumulated and made known to that registrant's management, including these officers, by other employees of that registrant and its subsidiaries as appropriate to allow timely decisions regarding required disclosure, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Also, the registrants do not control or manage certain of their unconsolidated entities and thus, their access and ability to apply their procedures to those entities is more limited than is the case for their consolidated subsidiaries.

As of June 30, 2015, each registrant's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective. Each registrant intends to strive continually to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

During the quarter ended June 30, 2015, there were no changes in either registrant's internal controls over financial reporting that materially affected, or are reasonably likely to affect materially, that registrant's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

MGE Energy and MGE

MGE Energy and its subsidiaries, including MGE, from time to time are involved in various legal proceedings that are handled and defended in the ordinary course of business.

See Footnote 8.a. and 8.b. of Notes to Consolidated Financial Statements for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs*
April 1-30, 2015	25,790	$43.88	-	-
May 1-31, 2015	38,100	40.01	-	-
June 1-30, 2015	98,300	37.96	-	-
Total	162,190	$39.38	-	-

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

Certifications Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities and Exchange Act of 1934 as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed by the following officers for the following companies:

31.1

Filed by Gary J. Wolter for MGE Energy, Inc.

31.2

Filed by Jeffrey C. Newman for MGE Energy, Inc.

31.3

Filed by Gary J. Wolter for Madison Gas and Electric Company

31.4

Filed by Jeffrey C. Newman for Madison Gas and Electric Company

Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 United States Code (Sarbanes-Oxley Act of 2002) as to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed by the following officers for the following companies:

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

MGE ENERGY, INC.

Date: August 6, 2015	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2015	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

Signatures - Madison Gas and Electric Company

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MADISON GAS AND ELECTRIC COMPANY

Date: August 6, 2015	/s/ Gary J. Wolter
Gary J. Wolter Chairman, President and Chief Executive Officer (Duly Authorized Officer)

Date: August 6, 2015	/s/ Jeffrey C. Newman
Jeffrey C. Newman Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Chief Financial and Accounting Officer)

